Form 10-Q
period 1995-09-30
DIAMOND ENTERTAINMENT CORP
filed 1996-06-24
CIK 847420

Form 10-Q\A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               September 30, 1995
                               ------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                                               to
or Quarter Ended                    Commission File Number              0-17953

                        DIAMOND ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

        New Jersey                                                22-2748019
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)
3961 Miraloma Avenue, Anaheim, California                                 92806
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code               (714) 693-3399
                                           -----------------------------------


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Outstanding as of October 31, 1995
 -----------------                        ----------------------------------

Common Stock, No Par Value                                        12,894,941

Convertible Preferred Stock, No Par Value                              483,251

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


INDEX
- ------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1:..............................................Financial Statements

        Balance Sheets as of September 30, 1995 and March 31, 1995
                                          [Unaudited]                  1     2

        Statements of Operations for the three months and six months
        ended September 30, 1995 and 1994 [Unaudited].............      3.....

        Statement of Stockholders' Equity for the six months ended September 30,
        1995 [Unaudited]..........................................      4

        Statements of Cash Flows for six months ended September 30, 1995
        and 1994 [Unaudited]......................................      5.....6

        Notes to Financial Statements [Unaudited].................      7.....11

Item 2:.............Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      12....16

        Signature.................................................      17....





                          .   .   .   .   .   .   .   .

Item 1:

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


BALANCE SHEETS [UNAUDITED]
- ------------------------------------------------------------------------------


                                                         September 30,        March 31,
                                                             1 9 9 5       1 9 9 5

Assets:
Current Assets:
  Certificates of Deposit                                  $       --   $   600,000
  Accounts Receivable - Trade - Net                         1,966,360     3,184,349
  Inventory                                                 1,280,146     1,836,600
  Prepaid Expenses and Deposits                                47,279        33,732
                                                           ----------   -----------

  Total Current Assets                                      3,293,785     5,654,681
                                                           ----------   -----------

Property, Plant and Equipment:
  Furniture, Fixtures and Equipment                           846,530     2,040,550
  Less:  Accumulated Depreciation                             549,808       954,593
                                                           ----------   -----------

  Property, Plant and Equipment - Net                         296,722     1,085,957
                                                           ----------   -----------

Film Masters and Artwork                                    4,337,686     4,423,711

Less:  Accumulated Amortization                             3,851,230     3,741,290
                                                           ----------   -----------

  Total Film Masters and Artwork - Net                        486,456       682,421
                                                           ----------   -----------

Other Assets:
  Investment in ATRE                                           50,000        50,000
  Accounts Receivable - ATRE                                1,172,956     1,110,656
  Other Assets                                                    830            --
  Idle Assets                                                  90,931            --
                                                           ----------   -----------

  Total Other Assets                                        1,314,717     1,160,656
                                                           ----------   -----------

  Total Assets                                             $5,391,680   $ 8,583,715
                                                           ==========   ===========


The Accompanying Notes are an Integral Part of These Financial Statements.


                                         1

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


BALANCE SHEETS [UNAUDITED]
- ------------------------------------------------------------------------------



                                                          September 30,  March 31,
                                                             1 9 9 5       1 9 9 5

Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Overdraft                                           $   75,447   $   269,134
  Accounts Payable                                          1,772,845     3,354,875
  Notes Payable                                             1,024,402     4,150,205
  Lease Payable                                               135,746       143,316
  Royalties Payable                                           485,759       628,499
  Accrued Expenses                                            686,420       563,859
  Related Party Payable                                            --        40,537
                                                           ----------   -----------

  Total Current Liabilities                                 4,180,619     9,150,425
                                                           ----------   -----------

Long-Term Liabilities:
  Notes Payable                                               160,174       181,538
  Lease Payable                                                89,102       158,873
                                                           ----------   -----------

  Total Long-Term Liabilities                                 249,276       340,411
                                                           ----------   -----------

Commitments and Contingencies                                      --            --
                                                           ----------   -----------

Stockholders' Equity [Deficit]:
  Convertible  Preferred  Stock - No Par  Value,  1,000,000  Shares  Authorized,
   656,174 issued [of which 172,923 are held in Treasury] at September 30, 1995 and 656,174 Issued [of which 26,269 are held in Treasury] and Outstanding at March 31, 1995 376,593 376,593

  Common Stock - No Par Value, 15,000,000 Shares Authorized;
   12,894,941 and 2,143,710 Shares Issued and Outstanding at
   September 30, 1995 and March 31, 1995, Respectively      9,611,834     7,804,369

  Additional Paid-in Capital                               (1,410,231)   (1,410,231)

  Retained Earnings [Deficit]                              (7,442,608)   (7,539,852)
                                                           ----------   -----------

  Totals                                                    1,135,588      (769,121)
  Less:Stock Subscriptions Receivable                        (125,000)     (125,000)
       Treasury Stock [Preferred] - At Cost                   (48,803)      (13,000)
                                                           ----------   -----------

  Total Stockholders' Equity [Deficit]                        961,785      (907,121)
                                                           ----------   -----------

  Total Liabilities and Stockholders' Equity [Deficit]     $5,391,680   $ 8,583,715
                                                           ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         2

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS [UNAUDITED]
- ------------------------------------------------------------------------------


                                   Three months ended          Six months ended
                                      September 30,             September 30,
                                      -------------             -------------
                                  1 9 9 5       1 9 9 4      1 9 9 5       1 9 9 4
                                  -------       -------      -------       -------

Sales - Net                     $2,898,521   $ 4,171,517   $6,633,521   $ 6,754,785

Cost of Goods Sold               1,823,450     2,856,206    4,076,308     4,830,867
                                ----------   -----------   ----------   -----------

  Gross Profit                   1,075,071     1,315,311    2,557,213     1,923,918
                                ----------   -----------   ----------   -----------

Operating Expenses:
  Selling Expenses                 559,550       453,467    1,501,083       991,334
  General and Administrative Expenses410,301     714,667      801,965     1,424,743
  Bad Debt Expense                  10,000        30,000       18,493        80,000
                                ----------   -----------   ----------   -----------

  Total Operating Expenses         979,851     1,198,134    2,321,541     2,496,077
                                ----------   -----------   ----------   -----------

  Operating Income [Loss]           95,220       117,177      235,672      (572,159)
                                ----------   -----------   ----------   -----------

Other [Income] Expenses:
  Interest Expense                  20,784       117,072      153,228       210,473
  Interest Income                       --       (19,383)     (14,800)      (67,623)
                                ----------   -----------   ----------   -----------

  Total Other Expenses - Net        20,784        97,689      138,428       142,850
                                ----------   -----------   ----------   -----------

  Income [Loss] Before Taxes        74,436        19,488       97,244      (715,009)

Provision for Income Taxes              --            --           --            --
                                ----------   -----------   ----------   -----------

  Net Income [Loss]             $   74,436   $    19,488   $   97,244   $  (715,009)
                                ==========   ===========   ==========   ===========

  Net Income [Loss] Per Share   $      .01   $       .01   $      .01   $      (.21)
                                ==========   ===========   ==========   ===========

  Average Number of Shares
   Outstanding                  11,142,023     3,372,035    6,608,702     3,397,497
                                ==========   ===========   ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         3

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT] [UNAUDITED]
- ------------------------------------------------------------------------------




                              Convertible                                                                  Total
                            Preferred Stock     Common Stock      AdditionalRetained   Stock             Stockholders'
                           Number of           Number of           Paid-in  EarningsSubscriptioTreasury    Equity
                            Shares     Amount   Shares   Amount    Capital   [DeficitReceivable Stock     [Deficit]

  Balance - March 31, 1995  629,905 $ 376,593 2,143,710 $7,804,369$(1,410,2$1)(7,539,$52)(125,0$0)(13,000$(907,121)

Preferred Stock Returned   (146,654)       --       --        --        --        --       --   (35,803)  (35,803)

Conversions of Debt to Equity    --        -- 10,751,2311,807,465       --        --       --        --  1,807,465

Net Income for the six months
  ended September 30, 1995       --        --       --        --        --    97,244       --        --    97,244
                           -------- --------- --------  --------  -------- --------- --------  --------  --------

  Balance - September 30, 1995
   [Unaudited]              483,251 $ 376,593 12,894,941$9,611,834$(1,410,2$1)(7,442,$08)(125,0$0)(48,803$961,785
                           ======== ========= =============================== ========== ======== ===============









The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS [UNAUDITED]
- ------------------------------------------------------------------------------


                                                               Six months ended
                                                                September 30,
                                                             1 9 9 5       1 9 9 4
                                                             -------       -------

  Net Cash - Operating Activities                          $1,055,405   $   (59,267)
                                                           ----------   -----------

Investing Activities:
  Proceeds from Maturity of CD                                600,000            --
  Advances to ATRE                                            (62,300)      (81,321)
  Payment of Officers Loans Receivable                             --       (16,890)
  Employee Advances                                              (830)           --
  Capital Expenditures                                        (47,846)      (63,731)
  Masters and Artwork Expenditures                           (167,030)     (182,869)
  Advances from ATRE                                               --        56,750
                                                           ----------   -----------

  Net Cash - Investing Activities                             321,994      (288,061)
                                                           ----------   -----------

Financing Activities:
  Purchase of Treasury Stock                                  (35,803)      (13,000)
  Proceeds from Notes Payable                               3,762,343     4,394,865
  Payments of Notes Payable                                (5,102,045)   (3,913,417)
  Payment of Lease Payable                                    (77,341)      (59,499)
  Cash Overdraft                                               75,447       192,457
                                                           ----------   -----------

  Net Cash - Financing Activities                          (1,377,399)      601,406
                                                           ----------   -----------

  Net Increase in Cash and Cash Equivalents                        --       254,078

Cash and Cash Equivalents - Beginning of Periods                   --      (254,078)
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $       --   $        --
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                              $  153,228   $   210,473
     Income Taxes                                          $       --   $        --


The Accompanying Notes are an Integral Part of These Financial Statements.

                                         5

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS [UNAUDITED]
- ------------------------------------------------------------------------------




Supplemental Schedule of Non-Cash Investing and Financing Activities:
   On April 13, 1995, the Company's former President surrendered his employment contract and returned 146,654 shares of the Company's preferred stock back to the Company as treasury stock. Equipment with a carrying value of approximately $170,000 was transferred from the Company and the Company's former President assumed all remaining obligations on these assets of approximately $75,000.

   On May 8, 1995, the Company closed the sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The Company is receiving $750,000 of future duplication services and is giving up equipment with a book value of approximately $630,000.

   In May of 1995, three debt obligations totaling $1,131,434 were assigned to the Company's Chief Executive Officer. In July of 1995, 8,212,785 shares of the Company's common stock were issued for this obligation.

   Pursuant to the June 15, 1995 assignment of debt agreement, the Company's $676,031 obligation to its former underwriter was purchased by an unaffiliated Company. On July 19, 1995, an agreement was reached to issue 2,538,446 shares of the Company's common stock for this obligation.






The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
- ------------------------------------------------------------------------------




[1]  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the six months ended September 30, 1995 and 1994, have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended March 31, 1995.

[2] Inventories

Inventories consist of:
                                          September 30,March 31,
                                             1 9 9 5     1 9 9 5

Raw Materials                             $  287,087  $  484,206
Work-In Process                                  652       2,261
Finished Goods                             1,142,838   1,350,133
                                          ----------  ----------

  Totals                                  $1,430,577  $1,836,600
  ------                                  ==========  ==========

[3] Notes Payable

                                          September  3 0,  1 9 9 5
                                ----------------------------------

     Type of Loan                Amount     Current   Long-Term   Rate

Bank Line of Credit (A)        $      --  $      --   $      --  Prime +2%
Former Underwriter Loan (B)           --         --          --     10%
Line of Credit - Private Investor (C) --         --          --     12%
Equipment Loan (D)               201,864     41,690     160,174     10%
Line of Credit (E)               897,712    897,712          --     15%
Line of Credit (F)                85,000     85,000          --     18%
                               ---------  ---------   ---------

  Totals                       $1,184,576 $1,024,402  $ 160,174
  ------                       ========== ==========  =========

[A] Bank Line of Credit - As of March 31, 1995, the Company had not been granted an extension beyond its extended due date of February 28, 1995 and was not in compliance with various financial requirements under the line of credit. Therefore, this debt was classified as a current liability. The banks prime rate at March 31, 1995 was 9.5%.

The certificates of deposit, the accounts receivable and inventory were pledged as collateral against the bank loans of $1,598,973 at March 31, 1995.

On July 14, 1995, the Company paid off the bank line of credit in its entirety.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
- ------------------------------------------------------------------------------




[3] Notes Payable [Continued]

[B] Former Underwriter Loan - On July 15, 1992, the Company signed a promissory note for $510,000 with a former Underwriter. The interest rate for the note was ten [10%] percent per annum. The former Underwriter received a total of 25,500 shares of common stock purchase warrants exercisable at $15 per share, for a term of three [3] years in consideration for the entire amount. On August 28, 1992, the former Underwriter voluntarily surrendered to the Company these warrants and the warrants were canceled. The total indebtedness of $676,031 was due April 1, 1995.

Pursuant to the June 15, 1995 assignment of debt agreement, the Company's $676,031 obligation to its former underwriter was purchased by an unaffiliated Company. On July 19, 1995, an agreement was reached to issue 2,538,446 shares of the Company's common stock for this obligation. The conversion is effectuated at
 .26 per share of common stock. The market value at the time of conversion was .10 per share of common stock.

[C] Private Investor - Line of Credit - On August 12, 1992, the Company obtained two lines of credit from a private investor. Interest is 12% per annum. As additional consideration for the line of credit, the Company issued a total of 25,000 warrants to purchase 25,000 shares of common stock at $30 per share on or before August 12, 1997. The lines of credit are collateralized by (i) a first security interest [subordinate to the bank] in certain accounts receivable, inventory, and equipment and (ii) a security interest in the Company's shares of ATRE. These loans are personally guaranteed by two of the officers of the Company. On October 27, 1993, the Company was granted an extension on the total indebtedness of $752,042 to the private investor until April 15, 1995 or from the net proceeds of a public offering, whichever was earlier. On March 31, 1995, the Company owed a total of $812,455 of which $752,042 was principal and $60,413 was accrued interest payable. The Company was in default on the due date, however these obligations were assigned to the Company's Chief Executive Officer in May 1995. In July 1995, this obligation of $752,042 was converted to shares of common stock.

[D] Equipment Loan - In January 1991, the Company entered into a loan transaction with a vendor for the principal sum of $369,633 payable in 24 consecutive equal monthly installments of $17,747 at an interest rate of 14% per annum commencing February 15, 1991. This loan was renegotiated in December 1991 for the principal sum of $301,657 and calls for 30 consecutive equal monthly installments of $11,618 at a reduced interest rate of 11.5% per annum commencing January 15, 1992. This loan was renegotiated in March 1993 for the principal sum of $292,058.12 and calls for a payment in the amount of $5,000 per month until full payment has been completed. The balance due at March 31, 1995 and September 30, 1995 was $221,203 and $201,864, respectively.

[E] Line of Credit - On August 19, 1992, the Company renewed the revolving line of credit with an investor. The revolving line of credit is for up to a maximum of $600,000 with a commitment to borrow a minimum of $2,000,000 during a one year period. This loan is made in amounts which is equal to 70% of the pledged invoice's amount and it is secured by (i) a first security interest in certain accounts receivable from two specific customers, (ii) personally guaranteed by two of the officers of the Company. Repayment is to be made upon receipt of any payment of pledged invoice, 115% of the amount borrowed. On June 20, 1995, this percentage was reduced to 111% and on September 1, 1995, was further reduced to 109% if repayment is made within 90 days, 106% if within 60 days, and 103% if within 30 days. As of March 31, 1995 and September 30, 1995, the outstanding loan balances were $968,494 and $897,712, respectively.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED], Sheet #3
- ------------------------------------------------------------------------------




[3] Notes Payable [Continued]

[F] Line of Credit - On November 10, 1993, the Company obtained an additional revolving line of credit up to a maximum of $400,000 from another private investor. This loan is made in amounts equal to 92.75% of the pledged invoices amount and is secured by (i) a first interest in certain accounts receivable from five specific customers, (ii) personal guarantee by two of the officers of the Company. As of March 31, 1994, the Company owed $414,475 including accrued loan fee of 7.25% from pledged invoice amounts. Interest rate shall be 18% per annum for repayment not made within 90 days. As of March 31, 1995 and September 30, 1995, the Company owed $115,000 and $85,000, respectively.

All loans were subordinate to the bank's line of credit at March 31, 1995.

Following are the maturities of debt for each of the next five years:

1996                    $1,024,402
1997                        38,812
1998                        44,923
1999                        54,823
2000                        21,616
                        ----------

  Total                 $1,184,576

[4] Income Taxes

As of March 31, 1995, the Company had approximately $7,700,000 in net operating losses expiring in various years ending 2009 that will be carried forward to be utilized against future Company earnings.

Effective April 1, 1993, the Company adopted FAS No. 109 "Accounting for Income Taxes." The Company has a deferred tax asset of approximately $3,000,000 arising from the net operating loss carry forward. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, an allowance of $3,000,000 has been established to offset this asset. The effect of adoption on current and prior financial statements is immaterial.

[5] Capital Stock

In July 1994, the Company entered into a settlement agreement with a former employee and director of the Company. Under the settlement agreement, the former employee and director returned 26,269 shares of convertible preferred stock to the Company. The Company assigned a value of $13,000 to these treasury shares based on fair value of the stock.

In May 1995, the Company entered into a settlement agreement with a former employee and director of the Company. Under the settlement, the former employee and director returned 146,654 shares of convertible preferred stock to the Company. The Company assigned a value of $35,803 to these treasury shares based on fair value of the stock.

[6] Earnings Per Share

Earnings per share are based on the weighted average number of common shares outstanding as restated to include the number of shares issued in the business combination with TAV reflecting conversion for a preferred share of stock into
1.95 shares of common stock. The weighted average number of shares have been adjusted for all periods to reflect the one-for-twenty reverse stock split effected on July 2, 1993.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED], Sheet #4
- ------------------------------------------------------------------------------



[7] Litigation

The Company has been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. The Company believes that it has adequate legal defenses and intends to vigorously defend itself in these actions. The Company believes after consulting with counsel that an adverse decision in any one lawsuit would not have a material adverse impact on the Company, however, the aggregate affect of an adverse decision in a majority of the lawsuits outstanding could have a material adverse impact on the Company.

On May 12, 1993, the Company was named as a defendant in claim for a breach of a license agreement along with infringement on the licensor's patent and trademark rights and failure to pay royalties pursuant to the license agreement. The complaint was settled for $400,000, which was charged to fiscal 1994 operations.

[8] Going Concern

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred net losses for the years ended March 31, 1995, 1994 and 1993 of $1,958,468, $3,371,116 and $1,601,353,
respectively. The Company has also encountered difficulties in complying with financial requirements under its bank line of credit and has been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are (i) the successful reduction of its operating expenses in fiscal 1996 by elimination of its 1395 Manasero Street, California facility while still maintaining its sales volume,
(ii) to sell a parcel or all of 2 parcels of property owned by ATRE [50% owned by the Co.] located in Vancouver, WA, (iii) to further upgrade and increase its products lines and thus reach a consistently higher gross profit margin mix and realize profitability, (iv) to pledge sales invoices against the bank line of credit and pay off the bank line of credit, and seek another asset base lending line of credit (v) to successfully convert debt obligations into equity, and
(vi) to negotiate with several reliable investors to provide the Company with additional working capital

Management believes that these plans can be effectively implemented for the year ended March 31, 1996. The Company will continue to seek additional interim financing from private sources to supplementary support its cash needs for the next twelve months during the implementation of these plans to achieve profitability. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

[9] New Authoritative Pronouncements

The FASB has issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on April 1,1995. The adoption did not have a material impact on the Company's financial position or results of operations. In October of 1994, the FASB issued SFAS No. 119, "Disclosure above Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 will be implemented on April 1,1996. The FASB has also issued SFAS No.121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". The Company will adopt SFAS No. 121 on April 1, 1996.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED], Sheet #5
- ------------------------------------------------------------------------------


[10] Stock Subscription Receivable

On December 20, 1994, the Board of Directors revoked its June 23, 1994 election to forgive a receivable due from its shareholders for approximately $866,000 relating to their subscription of shares of common stock of the Company. The Board resolved on December 20, 1994 that the Company would reduce the price on the unpaid shares of stock to $.125 per share. In March of 1995, the Company forgave the accrued interest receivable of $205,342 on the stock subscription receivable.

[11]  Transfer of Custom Duplication Business

On April 13, 1995, the Board of Directors approved the transfer of its custom duplication business. Pursuant to this transaction, the Company's former President surrendered his employment contract and returned 146,654 shares of the Company's preferred stock back to the Company as treasury stock. Equipment with a carrying value of approximately $170,000 was transferred from the Company and the Company's former President assumed all remaining obligations on these assets of approximately $75,000. The Company agreed to a non compete agreement with this new custom duplication venture by the Company's former President.

[12] Sale of Multi Media Assets

On May 8, 1995, the Company closed the sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The General Manager of Central Video is the former
President of the Company. The Company is receiving $750,000 of future duplication services and is giving up equipment with a book value of approximately $630,000. In addition, Central Video entered into a sublease for the remaining thirteen month lease. The Company has guaranteed the Company's former President a minimum of $2,500,000 a year of production orders for the next three years. Central Video has agreed to provide a maximum of a $3,000,000 90 day credit line to the Company. The Company has agreed to pay the Company's former President a 3% commission on orders the Company places with Central Video.

[13] Proposed Sale of ATRE Real Estate Parcel

In May 1995, the Company entered into a sales agreement for two acres of land for approximately $940,000. The closing for these parcels of land is anticipated to be December of 1995.

[14] New Lease

On June 27, 1995, the Company entered into a new lease for additional warehouse space for a monthly rental of $3,637, for six months.

[15] Debt Obligations Converted to Equity Conversion

In May of 1995, three debt obligations totaling $1,131,434 were assigned to the Company's Chief Executive Officer. This officer issued promissory notes to the three entities. On July 19, 1995, the Chief Executive Officer of the Company converted the three debt obligations totaling $1,131,434 into 8,212,785 shares of the Company's common stock. The conversion is effectuated at a 38% premium rate of .138 per share of common stock. The market value at the time of conversion was .10 per share of common stock.

[16] Idle Assets

In August 1995, the Company signed an agreement to cease any further production or sale of certain videocassettes and to return the cassettes and maters for storage of up to three years. The Company has written down the masters and inventory by approximately $100,000. The net realizable value for these idle assets is $90,931.
                            . . . . . . . . . . . . .

Item 2:

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------


Six months ended September 30, 1995 compared with the six months ended September 30, 1994.

Results of Operations

The Company's operating income for the six months ended September 30, 1995 was $132,672 as compared to an operating [loss] of $(572,159) for the six months ended September 30, 1994. This improvement of $704,831 was mainly attributable to a gross profit increase of $530,295 resulting from a decrease in cost of sales.

The Company's sales for the six months ended September 30, 1995 and 1994 were $6,633,521 and $6,754,785, respectively. Management believes it has a well established customer base, including some of the nation's leading national and regional chain stores, department stores, supermarkets and similar types of retail outlets. This customer base could provide a platform to grow its business by expanding the number and variety of products sold through its existing channels, as well as expand them to new customers, both domestically and overseas. Additionally, management intends to expand its product offerings into higher growth and higher margin business of CD-ROM distribution, through the licensing of family entertainment or "Edu-tainment" CD-ROM titles, either individually or on a bundled basis, or through the acquisition on an existing distribution company focused on the distribution of these products.

At March 31, 1995, the Company's business had two major divisions. A brief description of these two divisions is as follows:

The Multi Media Division sells products that are either owned by the Company or licensed. The customer base is predominantly retail stores or distributors. Sales for the six months ended September 30, 1995 for the Multi Media Division was approximately $6,400,000. On May 8, 1995, the Company closed a $750,000 sales agreement with a Mexican company for equipment with a book value of approximately $630,000 by allowing credit to the Company for future duplication services. The Company has guaranteed a minimum of $2,500,000 a year production orders for the next three years. The Mexican company has agreed to provide a maximum $3,000,000 90 day credit line to the Company.

The Custom Duplication Division sold mainly custom duplication services to companies that required video duplication, packaging and fulfillment services. Sales for the six months ended September 30, 1995 for the Custom Duplication Division was approximately $100,000. On April 13, 1995, the Board of Directors approved the transfer of its custom duplication business to the Company's former President in order to concentrate and focus its resources to the MultiMedia Division. Equipment with a book value of approximately $170,000 was transferred from the Company and the Company's former President assumed all the remaining obligations on these assets of approximately $75,000. The Company agreed to a non-compete agreement with this new custom duplication venture by the Company's former President.

Cost of sales  for the six  months  ended  September  30,  1995  and  1994  were
$4,076,308  and  $4,830,867  or  62%  and  72%  of  sales,  respectively.   This
improvement is the result of improved cost reduction.

Gross profit for the six months ended September 30, 1995 and 1994 were $2,557,213 and $1,923,918, or 38% and 28% of sales, respectively. The Company's gross profit increased by 10% as a percentage of sales, for the six months ended September 30, 1995 as compared to September 30, 1994. Depreciation and amortization, included in the cost of goods sold, for the six months ended September 30, 1995 and 1994 were $321,314 and $513,577, respectively.

In August 1995, the Company signed an agreement to cease any further production or sale of certain videocassettes and to return the cassettes and maters for storage of up to three years. The Company has written down the masters and inventory by approximately $100,000. The net realizable value for these idle assets is $90,931.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended September 30, 1995 compared with the six months ended September 30, 1994.

Results of Operations [Continued]

Operating expenses for the six months ended September 30, 1995 and 1994 were $2,321,541 and $2,496,077, respectively.

Interest expense for the six months ended September 30, 1995 and 1994 was $153,228 and $210,473, respectively. As of September 30, 1995, the outstanding bank debt was $-0-.

Liquidity and Capital Resources

The Company's working capital [deficit] at September 30, 1995 was $(886,834) as compared with a working capital [deficit] of $(3,495,744) at March 31, 1995. The improvement of approximately $2,600,000 is primarily the result of the Company successfully negotiating current debt obligations totaling approximately $1,400,000 into an equity conversion in July of 1995 and the reduction of bank debt by approximately $1,600,000.

Operations

For the six months ended September 30, 1995, cash generated from operations was $1,055,405 as compared to $59,267 of cash utilized for operations for the six months ended September 30, 1994. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

The Company has frequently been unable to pay its obligations for merchandise and services as they become due. The Company was not operating profitably and it cannot be certain that it will earn sufficient profits in the foreseeable future which would permit the Company to meet its anticipated working capital needs. A lack of working capital has inhibited the Company's ability to deliver orders. Should the Company experience continued cash flow deficiencies and lack of profitability, additional financing may be required.

Investing

Capital expenditures and leases for the six months ended September 30, 1995 and 1994 were $47,846 and $63,731, respectively. For September 30, 1995 and 1994, investments in masters and artwork were $167,030 and $182,869, respectively. Management continues to seek to acquire new titles to enhance its product lines.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended September 30, 1995 compared with the six months ended September 30, 1994.

Liquidity and Capital Resources [Continued]

Financing

The Company has reduced its bank line of credit to lower its interest burden. The Company has realized an improved collection cycle of its accounts receivable and has added quality and new products to its video library. The Company believes with an injection of capital, the Company would be in an improved financial position. The Company anticipates achieving improved bank financing, sales growth and obtaining profitability to provide the means of financial and operational support for the next twelve months. If any of these factors are not achieved, adverse effects could result. The Company believes that should these adverse effects materialize, management will seek additional financing through perhaps a private placement or vendor support in order to survive. There can be no guarantee that the Company will be successful in these efforts.

Management intends to seek additional equity financing from unaffiliated individuals in private offerings and to secure an additional line of credit until operations generate a positive cash flow. If the Company is unsuccessful in obtaining additional equity or debt financing, then the Company's liquidity and capital resources could be adversely affected.

The Company has a 50% real estate interest in ATRE. In May of 1995, the Company entered into a sales agreement for two acres of land for approximately $940,000. The closing for these parcels of land is anticipated to be December of 1995. The Company believes that the sales of additional ATRE parcels will be accomplished in 1996 and 50% of the proceeds will be utilized to repay the advances from the Company in 1996 based upon the Company's percentage of investment of 50%. The Company is required by the partnership agreement to make additional advances to the ATRE partnership in the next twelve months. A further delay in the sales of these parcels will require additional capital contributions to be made. These additional capital contributions by the Company and any further delay in the sales of these parcels will have a negative impact on the Company's financial position. Therefore, ATRE and the Company are seeking additional equity partners to inject capital to be used for ATRE's short- and long-term needs.

The Company's repayment with the bank's line of credit for the six months ended September 30, 1995 was approximately $1,600,000. On November 4, 1994, the Company was granted an extension from September 1, 1994 until February 28, 1995 on the bank line of credit. The Company was not in compliance with certain financial requirements under the line of credit and had not received a waiver from the bank for its lack of compliance with certain requirements. The waiver expired February 28, 1995.
In July of 1995, the Company paid this line of credit down to zero.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended September 30, 1995 compared with the six months ended September 30, 1994.

Liquidity and Capital Resources [Continued]

On August 12, 1992, the Company obtained two lines of credit totaling $1,205,035 from a private investor. The balance at March 31, 1995 of $812,455 was due April 1, 1995. Interest was at 12% per annum. As additional consideration for the lines of credit, the Company issued a total of 25,000 warrants to purchase 25,000 shares of common stock at $30 per share on or before August 12, 1997. The lines of credit will terminate upon default by the Company and are collateralized by (i) a first security interest [subordinate to the bank] in certain accounts receivable, inventory, and equipment and (ii) a security interest in the Company's shares of American Top Real Estate. These loans are personally guaranteed by two of the officers of the Company. On March 31, 1995, the Company was in default on the due date, however, these obligations were assigned to the Company's Chief Executive Officer in May 1995 and in July 1995 the Officer converted this obligation to the Company's common stock.

On November 6, 1992, the Company obtained an additional revolving line of credit up to a maximum of $600,000 from another private investor. This loan is made in amounts equal to 70% of the pledged invoice's amount and is secured by (i) a first security interest in certain accounts receivable from five specific customers and (ii) personal guarantees by two of the officers of the Company. As of March 31, 1994, there were no loans outstanding under this revolving line of credit. Repayment of 115% of the amount borrowed is to be made upon receipt of any payment of pledged invoices. However, on June 20, 1995, this interest was reduced to 11% and on September 1, 1995 it was further reduced to 9% if repayment is made within 90 days, and 6% within 60 days, and 3% within 30 days. As of September 30, 1995, the Company owed $277,170 plus 11% interest and $620,542 plus a maximum 9% interest.

On November 10, 1993, the Company obtained an additional revolving line of credit up to a maximum of $400,000 from another private investor. This loan is made in amounts equal to 92.75% of the pledged invoice's amount and is secured by (i) a first interest in certain accounts receivable from five specific customers and (ii) personal guarantees by two of the officers of the Company. As of September 30, 1995, the Company owed $85,000 including accrued loan fees of 7.25% from pledged invoice amounts. Interest rate shall be 18% per annum for repayment not made within 90 days.

On June 20, 1995, the Company accepted an offer by the Company's Chief Executive Officer to convert an outstanding obligation to him totaling $1,131,434 into 8,212,785 shares of the Company's common stock. The conversion is effectuated at a 38% premium rate of .138 per share of common stock. The market value at the time of conversion was .10 per share of common stock.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended September 30, 1995 compared with the six months ended September 30, 1994.

Liquidity and Capital Resources [Continued]

On August 12, 1992, the Company obtained two lines of credit from a private investor. Interest is 12% per annum. As additional consideration for the line of credit, the Company issued a total of 25,000 warrants to purchase 25,000 shares of common stock at $30 per share on or before August 12, 1997. The lines of credit are collateralized by (i) a first security interest [subordinate to the bank] in certain accounts receivable, inventory, and equipment and (ii) a security interest in the Company's shares of ATRE. These loans are personally guaranteed by two of the officers of the Company. On October 27, 1993, the Company was granted an extension on the total indebtedness of $752,042 to a private investor until April 15, 1995 or from the net proceeds of the proposed public offering, whichever was earlier. On March 31, 1995, the Company owes a total of $812,455 of which $752,042 is principal and $60,413 is accrued interest. The Company was in default on the due date, however in May of 1995, these obligations were assigned to the Company's Chief Executive Officer. On July 19, 1995, the officer agreed to convert this debt obligation into shares of common stock.

New Authoritative Pronouncements

The FASB has issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on April 1,1995. The adoption did not have a material impact on the Company's financial position or results of operations. In October of 1994, the FASB issued SFAS No. 119, "Disclosure above Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 will be implemented on April 1,1996. The FASB has also issued SFAS No.121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". The Company will adopt SFAS No. 121 on April 1, 1996, however, the Company believes there will be no material impact to the financial statements.

Impact of Inflation

The Company does not believe that inflation had an impact on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

SIGNATURE
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereon duly authorized.



                                          Diamond Entertainment Corporation





                                          s/s James K.T. Lu
                                          James K.T. Lu
                                          Chief Executive Officer, Secretary
                                          and Director
June 21, 1996