Form 10-Q/A
period 1995-12-31
DIAMOND ENTERTAINMENT CORP
filed 1996-06-24
CIK 847420

Form 10-Q\A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                December 31, 1995
                               ------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                                              to

For Quarter Ended                         Commission File Number        0-17953

                        DIAMOND ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

        New Jersey                                                22-2748019
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

16818 Marquardt Avenue, Cerritos, California                             90703
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code               (310) 921-3999
                                                   ---------------------------

3961 Miraloma Avenue, Anaheim California 92806 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Outstanding as of February 13, 1995
 -----------------                        -----------------------------------

Common Stock, No Par Value                                        12,894,941

Convertible Preferred Stock, No Par Value                           483,251

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


INDEX
- ------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1:..........................................Financial Statements


        Balance Sheets as of December 31, 1995 and March 31, 1995 [Unaudited]
         1     2

        Statements of Operations for the three months and nine months
        ended December 31, 1995 and 1994 [Unaudited]..............      3.....

        Statement of Stockholders' Equity for the nine months ended December 31,
        1995 [Unaudited]..........................................      4

        Statements of Cash Flows for nine months ended December 31, 1995
        and 1994 [Unaudited]......................................      5.....6

        Notes to Financial Statements [Unaudited].................      7.....12

Item 2:...............nagement's Discussion and Analysis of Financial Condition
        and Results of Operations................................      13....17

        Signature.................................................      18....





                          .   .   .   .   .   .   .   .

Item 1:

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


BALANCE SHEETS [UNAUDITED]
- ------------------------------------------------------------------------------


                                                         December 31,    March 31,
                                                             1 9 9 5       1 9 9 5

Assets:
Current Assets:
  Certificates of Deposit                                  $       --   $   600,000
  Accounts Receivable - Trade - Net                           962,750     3,184,349
  Accounts Receivable - Related Parties                        19,932            --
  Inventory                                                 1,340,985     1,836,600
  Prepaid Expenses and Deposits                                65,893        33,732
                                                           ----------   -----------

  Total Current Assets                                      2,389,560     5,654,681
                                                           ----------   -----------

Property, Plant and Equipment:
  Furniture, Fixtures and Equipment                           873,747     2,040,550
  Less:  Accumulated Depreciation                             568,430       954,593
                                                           ----------   -----------

  Property, Plant and Equipment - Net                         305,317     1,085,957
                                                           ----------   -----------

Film Masters and Artwork                                    4,402,332     4,423,711

Less:  Accumulated Amortization                             3,917,329     3,741,290
                                                           ----------   -----------

  Total Film Masters and Artwork - Net                        485,003       682,421
                                                           ----------   -----------

Other Assets:
  Investment in ATRE                                           50,000        50,000
  Accounts Receivable - ATRE                                1,163,481     1,110,656
  Idle Assets                                                  90,931            --
                                                           ----------   -----------

  Total Other Assets                                        1,304,412     1,160,656
                                                           ----------   -----------

  Total Assets                                             $4,484,292   $ 8,583,715
                                                           ==========   ===========


The Accompanying Notes are an Integral Part of These Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


BALANCE SHEETS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                          December 31,   March 31,
                                                             1 9 9 5       1 9 9 5
1
Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Overdraft                                           $   51,130   $   269,134
  Accounts Payable                                          2,328,822     3,354,875
  Notes Payable                                               776,395     4,150,205
  Lease Payable                                                91,965       143,316
  Royalties Payable                                            29,404       628,499
  Accrued Expenses                                            220,665       563,859
  Related Party Payable                                         4,259        40,537
                                                           ----------   -----------

  Total Current Liabilities                                 3,502,640     9,150,425
                                                           ----------   -----------

Long-Term Liabilities:
  Notes Payable                                               160,174       181,538
  Lease Payable                                                89,102       158,873
                                                           ----------   -----------

  Total Long-Term Liabilities                                 249,276       340,411
                                                           ----------   -----------

Commitments and Contingencies                                      --            --
                                                           ----------   -----------

Stockholders' Equity [Deficit]
  Convertible  Preferred  Stock - No Par  Value,  1,000,000  Shares  Authorized,
   656,174 issued [of which 172,923 are held in Treasury] at December 31, 1995 and 656,174 Issued [of which 26,269 are held in Treasury] and Outstanding at March 31, 1995, Respectively376,593 376,593

  Common Stock - No Par Value, 15,000,000 Shares Authorized;
   12,894,941 and 2,143,710 Shares Issued and Outstanding at
   December 31, 1995 and March 31, 1995, Respectively       9,611,834     7,804,369

  Additional Paid-in Capital                               (1,410,231)   (1,410,231)

  Retained Earnings [Deficit]                              (7,672,017)   (7,539,852)
                                                           ----------   -----------

  Totals                                                      906,179      (769,121)
  Less:Stock Subscriptions Receivable                        (125,000)     (125,000)
       Treasury Stock [Preferred] - At Cost                   (48,803)      (13,000)
                                                           ----------   -----------

  Total Stockholders' Equity [Deficit]                        732,376      (907,121)
                                                           ----------   -----------

  Total Liabilities and Stockholders' Equity [Deficit]     $4,484,292   $ 8,583,715
                                                           ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         2

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                   Three months ended         Nine months ended
                                      December 31,              December 31,
                                      ------------              ------------
                                  1 9 9 5       1 9 9 4      1 9 9 5       1 9 9 4
                                  -------       -------      -------       -------

Sales - Net                     $1,140,990   $ 2,922,026   $7,774,511   $ 9,676,811

Cost of Goods Sold                 724,995     1,750,110    4,801,303     6,580,977
                                ----------   -----------   ----------   -----------

  Gross Profit                     415,995     1,171,916    2,973,208     3,095,834
                                ----------   -----------   ----------   -----------

Operating Expenses:
  Selling Expenses                 419,809       529,574    1,920,892     1,520,908
  General and Administrative Expenses637,556     838,095    1,439,521     2,262,838
  Bad Debt Expense                  11,907        40,000       30,400       120,000
                                ----------   -----------   ----------   -----------

  Total Operating Expenses       1,069,272     1,407,669    3,390,813     3,903,746
                                ----------   -----------   ----------   -----------

  Operating [Loss] Income         (653,277)     (235,753)    (417,605)     (807,912)
                                ----------   -----------   ----------   -----------

Other [Income] Expenses:
  Interest Expense                  36,082        81,466      189,310       291,939
  Interest Income                  (69,950)      (20,499)     (84,750)      (88,122)
                                ----------   -----------   ----------   -----------

  Total Other [Income] Expenses -
   Net                             (33,868)       60,967      104,560       203,817
                                ----------   -----------   ----------   -----------

  [Loss] Income Before
   Extraordinary Item             (619,409)     (296,720)    (522,165)   (1,011,729)

Extraordinary Item [3G]            390,000            --      390,000            --
                                ----------   -----------   ----------   -----------

  Net [Loss] Income             $ (229,409)  $  (296,720)  $ (132,165)  $(1,011,729)
                                ==========   ===========   ==========   ===========

Net Income [Loss] Per Share:
  Before Extraordinary Item     $     (.04)  $      (.09)  $     (.04)  $      (.33)
  Extraordinary Item                   .02            --          .03            --
                                ----------   -----------   ----------   -----------

  Net Income [Loss] Per Share   $     (.02)  $      (.09)  $     (.01)  $      (.33)
                                ==========   ===========   ==========   ===========

  Average Number of Shares
   Outstanding                  13,837,280     3,372,025   11,505,683     3,094,953
                                ==========   ===========   ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         3

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
- ------------------------------------------------------------------------------





                            Preferred Stock     Common Stock      AdditionalRetained   Stock              Total
                           Number of           Number of           Paid-in  EarningsSubscriptioTreasury Stockholders'
                            Shares     Amount   Shares   Amount    Capital   [DeficitReceivable Stock     Equity

  Balance - March 31, 1995  629,905 $ 376,593 2,143,710 $7,804,369$(1,410,2$1)(7,539,$52)(125,0$0)(13,000$(907,121)

Preferred Stock Returned   (146,654)       --       --        --        --        --       --   (35,803)  (35,803)

Conversions of Debt to Equity    --        -- 10,751,2311,807,465       --        --       --        --  1,807,465

Net [Loss] for the nine months
  ended December 31, 1995        --        --       --        --        --  (132,165)      --        --  (132,165)
                           -------- --------- --------  --------  -------- --------- --------  --------  --------

  Balance - December 31, 1995
   [Unaudited]              483,251 $ 376,593 12,894,941$9,611,834$(1,410,2$1)(7,672,$17)(125,0$0)(48,803$732,376
                           ======== ========= =============================== ========== ======== ===============









The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                    Three months ended        Nine months ended
                                       December 31,              December 31,
                                       ------------              ------------
                                    1 9 9 5     1 9 9 4      1 9 9 5       1 9 9 4
                                    -------     -------      -------       -------

  Net Cash - Operating Activities $  333,897  $  938,970   $1,389,302   $   879,703
                                  ----------  ----------   ----------   -----------

Investing Activities:
  Proceeds from Maturity of CD            --          --      600,000            --
  Advances to ATRE                   (39,000)         --     (101,300)      (81,321)
  Payment of Officers Loans Receivable    --          --           --       (29,073)
  Employee Advances                      498     (12,183)        (332)           --
  Capital Expenditures               (27,217)    (47,130)     (75,063)     (110,861)
  Masters and Artwork Expenditures   (64,646)    (89,132)    (231,676)     (272,001)
  Repayment from ATRE                 48,475      28,113       48,475        84,863
                                  ----------  ----------   ----------   -----------

  Net Cash - Investing Activities    (81,890)   (120,332)     240,104      (408,393)
                                  ----------  ----------   ----------   -----------

Financing Activities:
  Purchase of Treasury Stock              --          --      (35,803)      (13,000)
  Proceeds from Notes Payable      1,132,772   2,391,137    4,895,115     6,786,002
  Payments of Notes Payable       (1,317,396) (3,252,448)  (6,419,441)   (7,165,865)
  Payment of Lease Payable           (43,781)    (30,000)    (121,122)      (89,499)
  Cash Overdraft                     (23,602)     72,673       51,845       265,130
                                  ----------  ----------   ----------   -----------

  Net Cash - Financing Activities   (252,007)   (818,638)  (1,629,406)     (217,232)
                                  ----------  ----------   ----------   -----------

  Net Increase in Cash and Cash
   Equivalents                            --          --           --       254,078

Cash and Cash Equivalents -
  Beginning of Periods                    --          --           --      (254,078)
                                  ----------  ----------   ----------   -----------

  Cash and Cash Equivalents -
   End of Periods                 $       --  $       --   $       --   $        --
                                  ==========  ==========   ==========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                     $   26,040  $   81,466   $  179,268   $   291,939
     Income Taxes                 $       --  $       --   $       --   $        --


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

   In December 1995, the Company settled a debt with a creditor for $390,000 less than the carrying amount.






The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
- ------------------------------------------------------------------------------




[1]  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the nine months ended December 31, 1995 and 1994, have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended March 31, 1995.

[2] Inventories

Inventories consist of:
                                          December 31, March 31,
                                             1 9 9 5     1 9 9 5

Raw Materials                             $  392,787  $  484,206
Work-In Process                                   --       2,261
Finished Goods                             1,098,629   1,350,133
                                          ----------  ----------

  Totals                                  $1,491,416  $1,836,600
  ------                                  ==========  ==========

[3] Notes Payable

                                D e c e m b e r   3 1,  1 9 9 5
                                -------------------------------

     Type of Loan                Amount     Current   Long-Term

Bank Line of Credit (A)        $      --  $      --   $      --
Former Underwriter Loan (B)           --         --          --
Line of Credit - Private Investor (C) --         --          --
Installment Loan (D)             191,828     31,654     160,174
Line of Credit (E)               744,741    744,741          --
Line of Credit (F)                    --         --          --
                               ---------  ---------   ---------

  Totals                       $ 936,569  $ 776,395   $ 160,174
  ------                       =========  =========   =========

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

[D] Installment Loan - In January 1991, the Company entered into a loan transaction with a vendor for the principal sum of $369,633 payable in 24 consecutive equal monthly installments of $17,747 at an interest rate of 14% per annum commencing February 15, 1991. This loan was renegotiated in December 1991 for the principal sum of $301,657 and calls for 30 consecutive equal monthly installments of $11,618 at a reduced interest rate of 11.5% per annum commencing January 15, 1992. This loan was renegotiated in March 1993 for the principal sum of $292,058.12 and calls for a payment in the amount of $5,000 per month until full payment has been completed. The balance due at March 31, 1995 and December 31, 1995 was $221,203 and $191,828, respectively.

[E] Line of Credit - On August 19, 1992, the Company renewed the revolving line of credit with an investor. The revolving line of credit is for up to a maximum of $600,000 with a commitment to borrow a minimum of $2,000,000 during a one year period. This loan is made in amounts which is equal to 70% of the pledged invoice's amount and it is secured by (i) a first security interest in certain accounts receivable from two specific customers, (ii) personally guaranteed by two of the officers of the Company. Repayment is to be made upon receipt of any payment of pledged invoice, 115% of the amount borrowed. On June 20, 1995, this percentage was reduced to 111% and on September 1, 1995, was further reduced to 109% if repayment is made within 90 days, 106% if within 60 days, and 103% if within 30 days. As of March 31, 1995 and December 31, 1995, the outstanding loan balances were $968,494 and $744,741, respectively.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED], Sheet #3
- ------------------------------------------------------------------------------




[3] Notes Payable [Continued]

[F] Line of Credit - On November 10, 1993, the Company obtained an additional revolving line of credit up to a maximum of $400,000 from another private investor. This loan is made in amounts equal to 92.75% of the pledged invoices amount and is secured by (i) a first interest in certain accounts receivable from five specific customers, (ii) personal guarantee by two of the officers of the Company. As of March 31, 1994, the Company owed $414,475 including accrued loan fee of 7.25% from pledged invoice amounts. Interest rate shall be 18% per annum for repayment not made within 90 days. As of March 31, 1995 and December 31, 1995, the Company owed $115,000 and $-0-, respectively.

All loans were subordinate to the bank's line of credit at March 31, 1995.

[G] Extraordinary Item - In December 1995, the Company settled a debt with a creditor for $390,000 less than the carrying amount.

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

[9] New Authoritative Pronouncements

The FASB has issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on April 1,1995. The adoption did not have a material impact on the Company's financial position or results of operations. In October of 1994, the FASB issued SFAS No. 119, "Disclosure above Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 will be implemented on April 1,1996. The FASB has also issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". The Company will adopt SFAS No. 121 on April 1, 1996. The FASB has also issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company will adopt SFAS No. 123 on April 1, 1996. Adoption is not expected to be material for the Company.

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

[13] Proposed Sale of ATRE Real Estate Parcel

In May 1995, the Company entered into a sales agreement for two acres of land for approximately $940,000. In December of 1995, the sale for one parcel of land was closed and the Company received their portion of the proceeds from ATRE of $48,475, which was used to reduce the accounts receivable from ATRE. The closing for the other parcel of land is anticipated to be April of 1996.

[14] Debt Obligations Converted to Equity Conversion

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS [UNAUDITED], Sheet #6
- ------------------------------------------------------------------------------



[15] Commitments

[A] Effective December 31, 1995, an officer and director of the Company resigned and terminated his employment agreement with the Company as part of a settlement agreement. Effective January 1, 1996 and ending December 31, 1996, the Company entered into a monthly $10,000 consulting agreement with this individual. The individual agreed to surrender 30,769 shares of preferred stock and 10,000 shares of common stock upon execution of the settlement agreement in consideration for 5% of net profits of the Company for the fiscal years ended March 31, 1997 and 1998.

[B] On December 21, 1995, the Company entered into a production contract agreement with a Company, whose sole owner is a former director and officer of the Company who resigned December 31, 1995, for annual minimum orders totaling $500,000. The Company also sold production equipment to this entity on January 1, 1996 for $45,000.

[C] On June 27, 1995, the Company entered into a lease for additional warehouse space for a monthly rental of $3,637, for six months, which the Company terminated in January of 1996. On December 1, 1995, the Company entered into a new lease for warehouse space for monthly rental of $9,274 for 5 years.

[16] Idle Assets

In August 1995, the Company signed an agreement to cease any further production or sale of certain videocassettes and to return the cassettes and maters for storage of up to three years. The Company has written down the masters and inventory by approximately $100,000. The net realizable value for these idle assets is $90,931.

[17] Subsequent Events

On January 3, 1996, the Company entered into a two year Duplication Agreement with a $200,000 revolving line of credit. In addition, a two year and three month lease agreement for approximately $2,500 square feet was entered into with this duplicator for monthly base rent of $1,500.




                      . . . . . . . . . . . . . . . . . .

Item 2:

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Nine months ended December 31, 1995 compared with the nine months ended December 31, 1994.

Results of Operations

The Company's operating [loss] for the nine months ended December 31, 1995 was $(573,498) as compared to an operating [loss] of $(807,912) for the nine months ended December 31, 1994. This is an improvement of approximately $234,000 resulting from a decreases in operating expenses.

The Company's sales for the nine months ended December 31, 1995 and 1994 were $7,774,511 and $9,676,811, respectively. Management believes it has a well established customer base, including some of the nation's leading national and regional chain stores, department stores, supermarkets and similar types of retail outlets. This customer base could provide a platform to grow its business by expanding the number and variety of products sold through its existing channels, as well as expand them to new customers, both domestically and overseas. Additionally, management intends to expand its product offerings into higher growth and higher margin business of CD-ROM distribution, through the licensing of family entertainment or "Edu-tainment" CD-ROM titles, either individually or on a bundled basis, or through the acquisition on an existing distribution company focused on the distribution of these products.

At March 31, 1995, the Company's business had two major divisions. A brief description of these two divisions is as follows:

The Multi Media Division sells products that are either owned by the Company or licensed. The customer base is predominantly retail stores or distributors. Sales for the nine months ended December 31, 1995 for the Multi Media Division was approximately $7,700,000. On May 8, 1995, the Company closed a $750,000 sales agreement with a Mexican company for equipment with a book value of approximately $630,000 by allowing credit to the Company for future duplication services. The Company has guaranteed a minimum of $2,500,000 a year production orders for the next three years. The Mexican company has agreed to provide a maximum $3,000,000 90 day credit line to the Company.

The Custom Duplication Division sold mainly custom duplication services to companies that required video duplication, packaging and fulfillment services. Sales for the nine months ended December 31, 1995 for the Custom Duplication Division was approximately $100,000. On April 13, 1995, the Board of Directors approved the transfer of its custom duplication business to the Company's former President in order to concentrate and focus its resources to the MultiMedia Division. Equipment with a book value of approximately $170,000 was transferred from the Company and the Company's former President assumed all the remaining obligations on these assets of approximately $75,000. The Company agreed to a non-compete agreement with this new custom duplication venture by the Company's former President.

Cost of  sales  for the nine  months  ended  December  31,  1995  and 1994  were
$4,801,303  and  $6,580,977  or  62%  and  68%  of  sales,  respectively.   This
improvement is the result of improved cost reduction.

Gross profit for the nine months ended December 31, 1995 and 1994 were $2,973,208 and $3,095,834, or 38% and 32% of sales, respectively. The Company's gross profit increased by 5% as a percentage of sales, for the nine months ended December 31, 1995 as compared to December 31, 1994. Depreciation and amortization, included in the cost of goods sold, for the nine months ended December 31, 1995 and 1994 were $422,127 and $718,438, respectively.

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

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Nine months ended December 31, 1995 compared with the nine months ended December 31, 1994.

Results of Operations [Continued]

Operating expenses for the nine months ended December 31, 1995 and 1994 were $3,390,813 and $3,903,746, respectively.

Interest expense for the nine months ended December 31, 1995 and 1994 was $189,310 and $291,939, respectively. As of December 31, 1995, the outstanding bank debt was $-0-.

Liquidity and Capital Resources

The Company's working capital [deficit] at December 31, 1995 was $(822,649) as compared with a working capital [deficit] of $(3,495,744) at March 31, 1995. The improvement of approximately $2,700,000 is primarily the result of the Company successfully negotiating current debt obligations totaling approximately $1,400,000 into an equity conversion in July of 1995 and the reduction of bank debt by approximately $1,600,000.

Operations

For the nine months ended December 31, 1995, cash generated from operations was $1,389,302 as compared to $880,000 of cash generated from operations for the nine months ended December 31, 1994. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

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

Investing

Capital expenditures and leases for the nine months ended December 31, 1995 and 1994 were $75,063 and $110,861, respectively. For December 31, 1995 and 1994, investments in masters and artwork were $231,676 and $272,001, respectively. Management continues to seek to acquire new titles to enhance its product lines.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Nine months ended December 31, 1995 compared with the nine months ended December 31, 1994.

Liquidity and Capital Resources [Continued]

Financing

The Company has paid off the bank line of credit to lower its interest burden in July of 1995. The Company has realized an improved collection cycle of its accounts receivable and has added quality and new products to its video library. The Company believes with an injection of capital, the Company would be in an improved financial position. The Company anticipates achieving improved bank financing, sales growth and obtaining profitability to provide the means of financial and operational support for the next twelve months. If any of these factors are not achieved, adverse effects could result. The Company believes that should these adverse effects materialize, management will seek additional financing through perhaps a private placement or vendor support in order to survive. There can be no guarantee that the Company will be successful in these efforts.

Management intends to seek additional equity financing from unaffiliated individuals in private offerings and to secure an additional line of credit until operations generate a positive cash flow. If the Company is unsuccessful in obtaining additional equity or debt financing, then the Company's liquidity and capital resources could be adversely affected.

The Company has a 50% real estate interest in ATRE. In May of 1995, the Company entered into a sales agreement for two acres of land for approximately $940,000. The Company received proceeds of $48,475 from ATRE on one parcel which closed in December of 1995. These proceeds reduced the receivable from ATRE. The closing for the other parcel of land is anticipated to be April of 1996. The Company is required by the partnership agreement to make additional advances to the ATRE partnership in the next twelve months. A further delay in the sales of these parcels will require additional capital contributions to be made. These additional capital contributions by the Company and any further delay in the sales of these parcels will have a negative impact on the Company's financial position. Therefore, ATRE and the Company are seeking additional equity partners to inject capital to be used for ATRE's short- and long-term needs.

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

On November 6, 1992, the Company obtained an additional revolving line of credit up to a maximum of $600,000 from another private investor. This loan is made in amounts equal to 70% of the pledged invoice's amount and is secured by (i) a first security interest in certain accounts receivable from five specific customers and (ii) personal guarantees by two of the officers of the Company. As of March 31, 1994, there were no loans outstanding under this revolving line of credit. Repayment of 115% of the amount borrowed is to be made upon receipt of any payment of pledged invoices. However, on June 20, 1995, this interest was reduced to 11% and on September 1, 1995 it was further reduced to 9% if repayment is made within 90 days, and 6% within 60 days, and 3% within 30 days. As of December 31, 1995, the Company owed $744,741 plus interest.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Nine months ended December 31, 1995 compared with the nine months ended December 31, 1994.


Liquidity and Capital Resources [Continued]

On November 10, 1993, the Company obtained an additional revolving line of credit up to a maximum of $400,000 from another private investor. This loan is made in amounts equal to 92.75% of the pledged invoice's amount and is secured by (i) a first interest in certain accounts receivable from five specific customers and (ii) personal guarantees by two of the officers of the Company. As of December 31, 1995, the Company owed $-0-.

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

New Authoritative Pronouncements

The FASB has issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on April 1,1995. The adoption did not have a material impact on the Company's financial position or results of operations. In October of 1994, the FASB issued SFAS No. 119, "Disclosure above Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 will be implemented on April 1,1996. The FASB has also issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". The Company will adopt SFAS No. 121 on April 1, 1996. The FASB has also issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company will adopt SFAS No. 123 on April 1, 1996. Adoption is not expected to be material for the Company.

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