Form 10KSB
period 1996-03-31
DIAMOND ENTERTAINMENT CORP
filed 1996-07-15
CIK 847420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1996        Commission File Number 0-17953
                          --------------                               -------

                        DIAMOND ENTERTAINMENT CORPORATION
            (Exact name of small business registrant in its charter)

              New Jersey                                    22-2748019
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            16818 Marquardt Avenue
            Cerritos, California                               90703
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:     (310) 921-3999

Securities registered under Section 12(b) of the Exchange Act:       None.

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrants
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   |X|            NO   |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

On July 10, 1996 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,870,000 based upon the average of the closing price.

Number of shares outstanding of the issuers common stock, as of July 10, 1996, was 12,894,941.

                       Documents Incorporated By Reference

Document                                                     Where Incorporated

 None.                                                                 N/A

PART I

Item 1.      BUSINESS

General

Diamond Entertainment Corporation (the "Company"), formerly known as Trans-Atlantic Video, Inc. ("TAV"), was formed under the laws of the State of New Jersey on April 3, 1986. On July 15, 1991, the Company completed the acquisition (the "Acquisition") of one hundred percent (100%) of the issued and outstanding shares of Diamond Entertainment Corporation, a California corporation. At the Company's annual meeting of July 15, 1991, the shareholders approved the change of the Company's name to "Diamond Entertainment Corporation."

As a full-service video product duplicating, manufacturing, packaging and distribution company, the Company was engaged in several distinct video product activities. The Multi Level Marketing Division and Custom Video Duplication Division were considered the Custom Duplication Division. Through its Custom Duplication Division, the Company duplicated and packaged video cassettes on a custom-made basis. Customers for this service included companies and individuals within the multi-level marketing industry, who utilized video cassettes for product information, business recruitment, training or sales and marketing purposes. On April 13, 1995, the Board of Directors approved the spin off of the Custom Duplication Division. (See "Markets and Customers" for additional disclosure).

The Company's Multi-Media Division (formerly known as the "Entertainment Division")markets and sells a variety of video cassette titles (the "Programs") to the budget home video market, principally through the Company's New Jersey sales office. The Company markets its Programs for sale to national and regional chain stores, department stores, drug stores, supermarkets and similar types of retail outlets. These outlets, in turn generally sell the Company's products to the public at retail prices ranging from $2.99 to $9.99 per video cassette. The Standard Video Line and the Premier Line are considered the Multi-Media Division. This division sells products that are either owned by the Company or licensed to the Company by licensors. Management is committed to acquiring more licensed video titles and upgrading the quality of its packaging and pre-printed materials in order to enhance its available products. The customer base for these products consists predominantly of retail stores and distributors. Sales for the Multi-Media Division for the year ended March 31, 1996 was approximately $9,000,000. The Company's present inventory of Programs consists of 758 titles including children's cartoons, motion pictures, sports highlights, educational computer and exercise programs, 401 of which are without copyright protection ("Public Domain Programs") and 357 of which are subject to license agreements ("Licensed Programs"). The feature motion pictures offered by the Company include such film classics as "Life With Father" and "The Little Princess". The Company is continually identifying new titles to add to its Program inventory and intends to expand its selection of Licensed Programs which have historically shown a higher profit margin than Public Domain Programs.

As of March 31, 1996, the Multi-Media Division and the Custom Video Duplication Division accounted for approximately 98.8% and 1.2%, respectively, of revenues attributable to video tapes.

For the years ended March 31, 1996 and 1995, the Company had net sales to one customer that amounted to approximately $3,121,000 and $2,650,000, or 34% and 20% of net sales, respectively. The significant customer in 1996 and 1995 was Sam's Club. The Company sells to the non-affiliated entity on a net sixty (60) day term. The loss of this customer would have a material adverse effect on the Company.

In July, 1991, the Company entered into a non-exclusive licensing agreement with the Victor Company of Japan, Ltd. ("JVC"),an unrelated third party, which provides that the Company may sell and market its products as JVC licensed VHS Video Cassettes ("JVC Agreement"). The VHS label is commonly recognized in the video industry as a mark of JVC licensed high quality tapes, subject to stringent technical evaluation during the manufacturing and duplication process. In consideration of the granting of the license to the Company, the Company must pay to JVC the following licensing fees: (i) an initial evaluation fee of 1,000,000 Yen per product (approximately $7,500), (ii) a fee to be paid for each product using the JVC license which is sold or otherwise disposed of by the Company, based upon the annual volume of the duplicated cassettes as follows:
(a) under 10,000,000 cassettes, 5 Yen (approximately $.035) per cassette, (b) 10,000,000 to 15,000,000 cassettes at the Company's option, a flat rate fee of $350,000 per year or 5 Yen per cassette (approximately $.035) per cassette, (c) in excess of 15,000,000 cassettes ($.0233 for each cassette) plus, at the Company's option, $350,000 per year or 5 Yen per cassette (approximately $.035) and (d) in excess of 50,000,000 cassettes ($1,000,001 per year). Effective April 1993, JVC changed the royalty charges from (Y)5 (Yen) per tape to (Y)3 (Yen) per tape if the video tape program is less than 30 minutes; and to (Y)4 (Yen) per tape of the video tape program is longer than 30 minutes. Pursuant to the JVC Agreement, the Company has agreed to undertake to comply with certain standards and specifications involved in the manufacturing and duplicating of video tape cassettes. In the event the Company fails to comply with the strict quality control standards of the licensor, the license may be revoked and the Company will no longer be entitled to use the VHS system. The JVC Agreement has a term of 5 years and expires in July of 1996. On May 12, 1993, JVC filed a lawsuit against the Company alleging breach of contract. A settlement between JVC and the Company was reached and the Company agreed to pay JVC (Y)40,950,370 (Yen) for the previous royalty payments plus 10% per annum interest charges. The Company also agreed to pay JVC $50,000 on October 1, 1993, $50,000 on October 15, 1993, $50,000 on November 15, 1993 and $50,000 every Quarter afterwards until the previous royalty obligations are completely satisfied.

On May 23, 1991, the Company and Macrovision Corporation entered into an agreement whereby the Company was granted a non-exclusive license to utilize Macrovision's process to inhibit the unauthorized duplication of pre-recorded video cassettes. The license was for a term of one (1) year and was terminable upon sixty (60) days notice by either party. Since May 23, 1991, the Company and Macrovision continued to operate pursuant to the agreement. In consideration for the grant of such non-exclusive license, the Company agreed to pay Macrovision $28,000. The Company agreed to pay certain additional fees which are payable dependent upon the revenues derived from the use of Macrovision's "pirating" protection system. The Company does not believe that the fees which it paid to Macrovision in connection with the "anti-pirating" protection system materially impact upon the Company's operating expenses. The Company believed that as a result of such license, it would be able to obtain higher prices for the sale of each of its video tapes to customers, who request such protection, since the "anti-pirating" device is desirable for customers. The contract was terminated in June, 1995 as a result of the Board's decision to spin off the Custom Duplication Division in April, 1995.

Markets and Customers

Through its Custom Video Duplication Division, the Company marketed its services to (i) multi-level marketing companies, (ii) companies which need production, duplication and post-production services in connection with producing a corporate or product profile video, and (iii) video production companies which need duplication of their video tapes. For years ended March 31, 1996 and 1995, the Company derived revenues from the Custom Duplication Division of approximately $100,000 and $1,000,000, respectively.

On April 13, 1995, the Company's Board of Directors approved the spin-off of the Custom Duplication business to Central Video, a Mexican company. The Board believed that this spin off transaction was in the best interest of the Company since it could not compete effectively in the manufacturing and duplicating of video tapes. The Company's future focus is product development, acquisition and distribution of video related products to mass merchandisers and retailers. Pursuant to this transaction, Thomas Cheng, the Company's former president and the General Manager of Central Video USA operation, surrendered his employment contract and returned 146,654 shares of the Company's Preferred

Stock back to the Company as treasury stock in exchange for equipment with a carrying value of approximately $170,000 being transferred from the Company and Mr. Cheng assuming all remaining obligations on these assets. Management believes that the terms of this transaction were comparable to those that could have been reached from sources unrelated to the Company. Mr. Cheng no longer desired to be an officer of the Company since the Company would no longer be in the custom duplicating business. Instead, Mr. Cheng would return his shares of preferred stock to the Company and devote his future efforts in a duplicating business.

On May 8, 1995, the Company completed the sale of Multi-Media manufacturing and duplicating equipment and related assets to Central Video for $750,000. The Company did not sell program inventory, customer lists or accounts receivable. The consideration for the sale was $750,000 of future duplication services. The Company has guaranteed Central Video a minimum of $2,500,000 a year of production orders for a three year period and Central Video has agreed to provide a maximum of a $3,000,000 ninety (90) day credit line to the Company. Management believes this ninety (90) day credit line will be beneficial to the Company since in the industry there is a practice for extending credit for duplication services of sixty (60) days. The Company has agreed to pay Thomas Cheng a 3% commission on order placed with Central Video. The Company believes this transaction will enable the Company to concentrate its efforts and resources into product development, marketing and distribution and at the same time reduce certain overhead costs. The Company will utilize four contractors who specialize in video tape and CD-Rom manufacturing and duplication. The Company believes that these arrangements will enable the Company to meet its sales and distribution needs.

The Company presently markets its Program Inventory to large retail chain outlets and provides each retail chain operator with brochures, advertising materials and literature describing and promoting the Company's Program Inventory. The Company's products are sold through approximately twenty five
(25) national retail chains primarily in the Northeast, the South and the East Coast. These outlets sell the Company's products to the general public at retail prices generally ranging from $2.99 to $9.99 per video cassette. For the years ended March 31, 1996 and 1995, the Company has derived revenues from its Program Inventory of approximately $9,117,113 and $13,015,759 respectively.

The Company markets certain of its Programs on a non-guaranteed sales basis, net 30 to 60 days. Non- guaranteed sales entitle the Company to be paid by the retail outlet regardless of whether the Programs are ultimately sold to the general public and does not permit returns. The Company also has consignment arrangements with certain catalog companies to deliver tapes to their facilities pending their receipt of orders by customers. The Company only books sales after the catalog company delivers the actual funds from such sales.

The Company's marketing strategy of distributing directly to retail chain outlets has allowed the Company to market its products at all consumer levels. In particular, the Company seeks to attract retail customers in department, drug, discount, electronic, music, toy and book stores as well as supermarkets and convenience stores. The Company has implemented a new sales method which seeks to improve the name recognition of the Company as a video company specializing in educational, children and film classic video titles. In addition, through its sales program, the Company sought to place increased focus on the promotion of sales to major mass merchandising which would increase the delivery of high volume orders. The Company seeks to have sales personnel at various locations to improve sales which were previously hampered by geographical differences.

The Company believes the future will hold technological changes, alternative entertainment sources and distribution channels along with shifting customer preferences. The Company's plan to enter into different types of product distribution or different distribution is to acquire CD-Rom titles and introduce these titles in the 1996 CES Show. The Company also intends to be on line with the Internet and secure a World Wide Web site for its products in 1996. In addition, the Company plans to put together a Mail Order operation in 1996 to increase sales of new and existing products. These plans are to help the Company to handle the competitiveness in the entertainment marketplace.

Program Inventory

The Company's Program Inventory consists of a total of 754 titles appealing to all age groups. The Programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs, sports highlights, instructional and exercise programs. Public Domain Programs account for 60% and Licensed Programs account for 40% of the Company's Program Inventory.

Motion Pictures in the Public Domain. The Company offers a total of 171 feature motion picture titles including many film classics, such as Life with Father, and The Little Princess, which generally appeal to an adult audience. The Company also markets its own special collection of favorite performers "Festivals," including The Three Stooges, Shirley Temple, Bob Hope, Jack Benny and Milton Berle. The Company has recently added The Our Gang Comedy Festival and Sherlock Holmes Double Feature, as well as a science fiction category.

Children's Programs - Licensed and/or in the Public Domain. All of the Company's cartoon Programs are in the Public Domain including 21 cartoon Programs redubbed in Spanish. The Company also recently licensed an animated version of Beauty and the Beast. These Programs are generally 30 minutes in length and consist of a series of cartoons selected by the Company. The Company also markets 15 holiday children's features, including A Christmas Carol. The Company has recently released eighteen Fabulous Fables which it has licenses for such as Snow White, Cinderella, Robin Hood and Thumbelina.

In August 1995, the Company signed an agreement with Time Warner Entertainment Company, L.P. ("Time Warner") to cease any further production or sale of certain video cassettes and to return the cassettes and materials to Time Warner for storage of up to three years.

Educational Programs - Licensed. The Company has licenses to market a total of 118 educational videos which instruct preschoolers and school age children on topics such as learning numbers, telling time, simple mathematics, color identification and other practical skills. These include 12 Aesop's Fables. In addition, the Company has just introduced a new series of Adventures in Learning featuring such animated classics as Johnny Appleseed, Paul Revere's Ride and King Midas.

Sports Programs - Licensed.  The Company has licenses to market five sports videos Thrilling Moments
in Basketball.

Computer Software Learning Tutorial Programs - Licensed. The Company has licensed to market a total of 28 titles of computer tutorial videos including titles like Quicken for Windows, etc.

The costs associated with "film masters and artworks" include the purchase cost of masters, initial fee for right to duplicate, shooting costs and developing costs. During the year ended March 31, 1996, the Company has acquired in excess of 129 new titles for a cost of $245,078.

As of March 31, 1996, the Company's net book value of its Film Masters and Artwork is $547,955. The Company's Film Masters and Artwork net book value decreased since March 31, 1995 by approximately $64,000. The Company believes that its Film Masters and Artwork is its most significant asset since the Company derives all of its revenues from their utilization.

Licensed Programs

The licensed programs that the Company has acquired do contain limitations from the licensors regarding the customer base where the Company can distribute its products.

Under its licensing agreement with Aims Media, Inc. ("Aims Media"), the Company may sell educational Programs produced by Aims Media to the home market but is limited in its distribution so as not to sell to schools, public libraries or government agencies. This license agreement expired on October 1, 1995 and is exclusive in the United States and "non-exclusive" in Canada. The Company obtained an extension of its Licensing Agreement to October 1, 1997 and has acquired thirteen new titles for distribution such as The Life of Lou Gehrig, The Life of Louis Armstrong, The Life of Knute Rockne, plus two all star sports videos featuring Babe Ruth, Jackie Robinson and Joe Louis. The Company has also just released four Music Video Programs starring such internationally known artists as Victor Borge, Nat King Cole, Count Basie and Spike Jones. Pursuant to the terms of the licensing agreement, the Company pays Aims Media a fee based on both the length of the Programs and the cost of producing the master delivered to the Company. This fee is paid fifty (50%) percent upon selection of the Program and the balance upon receipt of the master. The Company credits this fee and production costs against a royalty fee payable to Aims Media equal to ten (10%) percent of gross revenues generated from the sale of the Licensed Programs.

The Company has entered into a perpetual license agreement with Imageway, Inc. ("Imageway") dated February 10, 1990 to market twelve (12) Aesop's Fables films on an exclusive basis throughout the United States. The Agreement provides for payment of $44,100 to be paid in installments upon performance of obligations of Imageway.

The Company is also committed to meet the increasing demand for Spanish language video programs. In furtherance of that goal, the Company has obtained an exclusive right to produce and distribute the Spanish language versions of certain action adventure films, including Wanted Dead or Alive, starring Rutger Hauer, Death Before Dishonor, starring Fred Dryer and Black Moon Rising, starring Tommy Lee Jones. A second licensing agreement gives the Company exclusive video and distribution rights to Spanish Language Classic Films featuring international stars such as Cantinflas, Pedro Infante and Maria Felix.

The Company has also expanded its foothold in the Spanish language music video segment of the industry by entering into a license agreement with Producciones Tulum, Inc. on November 8, 1991 which gives the Company exclusive video and distribution rights to nine music videos featuring international artists Juan Gabriel, Roberto Carlos and XUXA.

The various licensing agreements provide for an advance payments ranging from $1,500 to $15,000 and subsequent royalty payments based upon either a per video sold fee or a percentage of wholesale price fee. As of March 31, 1996, the Company expended $213,342 on the various licensing agreements.

Operations and Production

The Company continuously seeks to expand its Program inventory by identifying titles which appeal to children and those which include popular performers, characters or themes. The Company also identifies videos which are classic films, are educational or instructional videos or which have been requested by distributors. The Company enters into a licensing agreement with respect to those Programs that are subject to copyright protection or obtains documentation confirming public domain status from various unaffiliated Program suppliers.

Raw Materials

The Company imports certain of the raw materials for its products. Accordingly, the Company is vulnerable to the possibility of stoppage, delays or interruptions of supplies due to foreign conditions, such as shipping delays, acts of war, political instability or restrictions on foreign trade over which the Company has no control. The Company's operations have not previously been affected by foreign or political unrest.

Competition

The Company competes with many other companies which are better established, have broader public and industry recognition, have financial resources substantially greater than those of the Company and have manufacturing and advanced distribution facilities than those which now or in the foreseeable future will become available to the Company. The Company competes with all distributors of video tapes, including the major film studios and independent production companies. The Company's competed with many custom duplication companies, including Cassette Duplicating Co., Celebrity Duplicating and VCA Technicolor. In order to effectively compete in the marketplace the Company has implemented better quality control procedures to ensure its standard quality. A cost reduction plan has also been established to reduce its raw material cost in order to be more competitive in price. In June of 1995, the Company span off its Custom Duplication Division and sold its manufacturing equipment to Central Video. The Company continues its efforts to acquire and license and better quality titles and thus improve the performance of the Company's products in retail stores. The Company, has acquired a series of computer software learning videos and a series of animal related tapes to further provide products with strength to penetrate additional markets. The Company also acquired CD-ROM titles and introduced these titles in the January 1996 CES Show.

Lines of Credit

The Company had a receivables and asset-based line of credit of up to $4,300,000 with General Bank. Approximately $1,600,000 was outstanding at March 31, 1995 collateralized by the Company's $600,000 certificate of deposit. However, as of March 31, 1995, the Company had not been granted an extension beyond the due date of February 28, 1995, and the Company was not in compliance with various financial requirements under the line of credit. In May 1995, the Company reacted an agreement with the bank to pledge $1,300,000 of sales invoices to offset the remaining bank liability. As of March 31, 1996, there is no balance owed to General Bank.

On August 31, 1995, the Company received a revolving line of credit with an investor for up to a maximum of $1,250,000 with a commitment to borrow a minimum of $2,000,000 during a one year period. This loan is made in amounts which is equal to 70% of the pledged invoice's amount and it is secured by a first security interest in certain accounts receivable and personally guaranteed by an officer of the Company. Repayment is to be made upon receipt of any payment of pledged invoices, with interest rates of 3% for within 30 days, 6% for within 60 days, and 9% for after 60 days. As of March 31, 1996, the outstanding loan balance was $1,447,050.

In April 1996, the Company commenced negotiations for a new financing agreement to provide the Company with ongoing working capital. The credit line is for $2,500,000 of which $500,000 will be guaranteed by the Company's President. The Company will assign their accounts receivable and inventory and will pay interest at 3% per annum plus the lenders prime rate. Fees and charges may be charged in addition to interest. In July of 1996, the Company received a final commitment letter.

American Top Real Estate, Inc. ("ATRE")

ATRE was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. Since its organization, ATRE has acquired two (2) parcels of land as hereinafter described ("Parcel 1" and "Parcel 2," respectively). ATRE is owned fifty percent (50%) by the Company and twenty five percent (25%) by each of Mr. Steven Chen and Mr. Henry Kuo. Mr. Chen and Mr. Kuo are not related or affiliated with the Company. The Company has a balance due from ATRE in the amount of $1,519,838 and $1,110,656 on March 31, 1996 and 1995, respectively, (exclusive of an initial $50,000 investment). In May 1995, ATRE entered into a sales agreement for one acre of land for approximately $470,000. In December of 1995, the sale for one parcel of land was closed and the Company received their portion from ATRE of $48,475, which was used to reduce the receivable from ATRE. The closing for the other parcel of land for approximately $550,000 is anticipated to be July of 1996 with proceeds to be reinvested into property improvements. It is anticipated that in 1997 monies will be received by the Company for reimbursement of monies reinvested from the proceeds of sales of property. There are two additional parcels of property to be sold.

Parcel 1 consists of 20 acres of undeveloped land in Clark County in the State of Washington (83rd Street and I-205) and is owned seventy percent (70%) by ATRE and thirty percent (30%) by unrelated third parties. Parcel 1 was purchased for $1,280,086 in 1989, of which $720,477 has been paid as of March 31, 1995 and a balance of $559,609 remains outstanding. Over the last five years the Company has contributed 50% of the $720,477 or $360,238 for Parcel I and the remaining 50% was contributed by four private investors. The Company has guaranteed up to $325,396 on the outstanding balance and two of the other investors are obligated for the balance. The outstanding balance owed to the unrelated sellers of Parcel 1 is evidenced by promissory notes bearing interest at the approximate average annual rate of 9.5%. The promissory notes are secured by Parcel 1 and have terms expiring in 1995 and 1996.

Parcel 2 consists of 5 1/2 acres of undeveloped property also in the County of Clark, State of Washington. Parcel 2 is owned twenty five percent (25%) by ATRE, twenty-five percent (25%) by Addie Soo and fifty percent (50%) by One Pacific Corp. Ms. Soo and One Pacific Corp. are unaffiliated with the Company. The property was purchased for a total of approximately $729,000 in 1989 of which $568,551 of the principal has been paid as of March 31, 1995 and $162,030 remains outstanding. ATRE is obligated for $65,415 on the outstanding balance of which the Company has guaranteed payment of $65,415. The outstanding balance owed to the unrelated sellers of Parcel 2 is evidenced by promissory note bearing interest at the approximate average annual rate of 9.5%. The promissory note is secured by Parcel 2 and has terms which expired April 1, 1995. As of July 1996, one parcel was sold in December 1995 for $470,000 and another parcel for $280,000 to be closed in October 1996.

The Promissory Note maturity dates and original land owners are as follows:

(a)   Kasma     $121,445.43      scheduled for  Parcel 1
                                 7/23/96
(b)   Swanson   $110,000.00      extended       Parcel 1
(c)   Knable    $204,000.00      extended       Parcel 1
(d)   Fisher    $ 53,316.00      01/01/97       Parcel 1

Upon the sale or development of the land, the proceeds will be repaid to all the lenders that loaned ATRE money for land acquisition costs and advances based on their ownership percentage. The remaining balance will be distributed among all the shareholders of ATRE based on their ownership percentage.

The partnership agreement requires that all partners contribute capital or loans according to the shareholders' percentages required by ATRE whenever they are due either for land acquisition, principal, interest, property taxes or other expenses. As of March 31, 1996, Mr. Kuo has contributed a balance of $479,075, Mr. Chen has contributed $459,863 and DEC is owed $1,519,838 including accrued interest. The source of the Company's contributions have been primarily from the financing activities of the Company.

Presently, the 20 acres of land, located at I-205 & 83rd Street, Vancouver, Washington, have a completed design by an Architecture firm to sub-divide the land into 25 parcels for commercial buildings for development. The sales brochure is completed in both English and Chinese. This will provide the conceptual idea in order to sell to an Investor/developer to purchase the property outright and develop it. The plan is to sell the property in the next 12 months to recover investment and realize a profit for DEC. On the second parcel of 6.5 acres, the Company has asked a Real Estate Brokerage firm to handle the sale. Presently, a major Hotel operator has shown an interest in this property. The Pacific N.W. region's economy is better than Southern California and therefore the Company believes it has an opportunity to sell this land within the next 12 months. On January 19, 1994, ATRE entered into an agreement to sell Parcel 1 for $4,400,000 to a non-affiliate. In August of 1994, this agreement was canceled due to the final user's request for a two year delay. ATRE will now market this land on a subdivision concept and believes this can be completed and approved by the authorities in 1995. The Company believes that the sales of the ATRE parcels will be accomplished in 1996 and 50% of the proceeds will be utilized to repay the Company in 1996 based upon the Company's percentage of investment of 50%. The Company intends to use the funds it receives from the consummation of the sale to improve the Company's cash flow for use in the Company's operations.

Employees

As of March 31, 1996, the Company employed 26 people, 3 executives; 10 in warehousing and related activities; and 13 in administration, sales and related activities. During the peak season the Company has employed an additional 80 individuals in the operations to help with the surge for Christmas sales orders. The Company reduces its force after the peak season to improve the profitability of the operations when sales orders decline. The Company's employees are not unionized. Management believes that it has good working relations with its employees.

Item 2.  PROPERTIES

The Company leases 41,500 square feet of space at 1395 Manassero Street, Anaheim, California from a non-affiliated party at a monthly rent of $14,108.85. Pursuant to an amendment to the lease, the Company agreed to extend the lease until July 31, 1996 subject to a five (5%) percent annual increase commencing at the end of the current term. The Company subleases the facility to Central Video for the remainder of the lease terms. The Company previously used the facility as its headquarters. After completing the transaction with Central Video, the Company moved its headquarters to its previous Custom Duplicating Division office located at 3961 E. Miraloma Avenue, Anaheim, California 92806 until the lease expired on January 31, 1996. The Company currently leases approximately 22,080 square feet of space located at 16818 Marquardt, Cerritos, California from a non-affiliated party at a monthly rent of $9,273.60. This lease expires on December 31, 2000. The Company subleases part of the facility to a non-affiliated company.

The Company leased 5,805 square feet at 3961 Miraloma Avenue, Anaheim, California from a non-affiliated party for a monthly rent of $3,250. The lease expired on January 31, 1996.

The Company leases 1,200 square feet at 4400 Route 9 South, Freehold, New Jersey from a non-affiliated party for a monthly rent of $1,600 for the purpose of marketing and sales of the video tape products for its Multi-Media Division. The lease expires in May 1997.

The Company leased additional warehouse space from a non-affiliated party for a monthly rental of $3,637, for six months. The lease expired December 1995.

The Company believes that it has sufficient space for operations for the next twelve months.

Item 3.  LEGAL PROCEEDINGS

Curtis Saj, individually and as Parent and Natural Guardian of Melissa Saj, An Infant v. Trans-Atlantic Video, Inc., Revco D.S., Inc., and Odd Lot Trading, Inc. (Supreme Court of New York, County of Montgomery, Index No. 91-43). This action was commenced on December 12, 1990. This case is a products liability case wherein the plaintiffs allege that they purchased a children's videotape which contained pornographic material. Plaintiffs seek $5 million in damages. The parties have agreed to a settlement of this matter for $21,000, which is subject to court approval.

PPX Enterprises, Inc. v. Trans-Atlantic Corp. and Diamond Entertainment Corp., (United States District Court, Southern District of New York, Civil Action No. 92 Civ. 1749). In this action commenced on March 11, 1992 the plaintiff alleges that it is the owner of various copyrights for dramatic and musical compositions of a number of children's stories including Rapunzel, Sleeping Beauty and Alice in Wonderland and that the defendants infringed upon plaintiff's copyrights. The complaint demands monetary damages flowing from the alleged copyright infringement, an award of statutory damages, a preliminary and permanent injunction enjoining the defendants from any further distribution of the alleged infringing materials and legal fees. The Company has answered the complaint and denied many of the allegations and asserted a number of affirmative defenses to the action. The litigation was settled for $99,000.

Marshalls, Inc. v. Transatlantic Video, Inc. (Massachusetts Superior Court, Civ. Action No. 94-7329)This action was commenced on December 19, 1994 by
 Marshalls, Inc. ("Plaintiff") against the Company.Plaintiff alleges breach if contract by the Company Marshalls, Inc. ("Plaintiff") returned video tapes to Transatlantic Video, Inc. for which Marshalls did not receive a refund.
  The Company and Marshalls have been engaged in discussions to settle this matter, however, Marshalls has not provided the Company with any documentation that supports its claim for a refund. It is the Company's belief that the Plaintiff was given credit or replacement merchandise for any returned merchandise. Plaintiff is seeking $42,350, treble damages, attorney's fees and costs. No discovery has been taken in this case by either party.Subsequently, the case was settled and dismissed.

Michael Agee Productions and Michael Lee Agee v. A.T.I. Mark V, Inc. and its successor in interest, Diamond Entertainment Corporation. (California Superior Court, Index No. 735099) In this action, commenced on August 31, 1994, the Plaintiff alleges breach of contract and fraud. The complaint seeks compensatory damages according to proof plus interest, the value of converted property plus interest, attorneys fees, costs and such other relief as the court deems appropriate. The Company has filed and answer denying Plaintiff's allegations and a cross-compliant alleging breach of contract, fraud, deceit and negligent representation. The Company believed that the Plaintiff had received all monies to which they are entitled and that the lawsuit is without merit. On May 3, 1995, Plaintiff Michael Lee Agee filed a voluntary petition for bankruptcy and the court was notified that Plaintiff's counsel that the civil action was stayed. Mr. Agee represented himself in the bankruptcy. On May 26, 1995, the bankruptcy court dismissed the bankruptcy petition because Plaintiff has failed to file certain required schedules. On June 16, 1995, the notice of stay in the civil action was considered moot by the Court and the Court set a trial date. The Company has attempted to take some discovery, however, Plaintiff has not cooperated. A trial date was originally scheduled for November 20, 1995, and prior thereto the parties reached a verbal agreement to settle the case. The settlement provided for no payment by the Company and the dismissal of the complaint and cross-complaint. On September 19, 1995, plaintiff filed a notice of settlement with the court which caused the postponement of the trial date. The plaintiff has refused to sign a settlement agreement to date and the trial date has been rescheduled to April 15, 1996. This case was settled under the condition that the Company return all the original masters to Michael Agree Productions.

Desktop Images, Inc. v. Diamond Entertainment Corporation, et al. [United States District Court, District of Colorado]. On August 29, 1995, Desktop Images, Inc. filed a civil action against eight defendants including the Company alleging infringement of Plaintiff's federally registered copyright, unfair and false advertising under federal law, and fraudulent misrepresentation under Colorado common law. The complaint involves one video tutorial product that was licensed to the Company. The license agreement contains an indemnification of the Company in the event that the licensor did not own the rights to the product. On or about October 5, 1995, one of the defendants filed a motion to dismiss the complaint or in the alternative to stay the proceedings and to compel arbitration. The Company joined the pending motion. On June 18, 1996, the Court denied the pending motion to dismiss and denied the alternative motion to stay the proceedings and compel arbitration. On June 20, 1996, the Company filed its answer denying that the Company intentionally infringed or intentionally unfairly competed. On June 28, 1996, the Company filed an appeal of the District Court's order and a motion to stay the proceedings in the District Court until the appeal can be heard by the Appellate Court. The Company is not distributing the product which is the subject of the lawsuit. Plaintiff is seeking to enjoin the Company from infringing Plaintiff's copyright, using Plaintiff's tradename, and claiming rights in the subject product; damages including the Company's profits or statutory damages; an increase of damages due to alleged willful infringement; damages for unfair competition and fraudulent misrepresentation including exemplary and punitive damages; attorney fees; costs; interest; treble damages and punitive damages. No discovery has been taken in this case by either party.

Superior Fast Freight, Inc. v. Diamond Entertainment Corporation [United States Bankruptcy Court, Central District of California]. On or about March 21, 1996, a default judgment was entered against the Company, awarding damages in the amount of $65,286.63. The suit was filed on behalf of Superior Fast Freight, Inc., a carrier that is no longer in existence, against the Company. The Company was not properly served, and has filed a motion to set aside default which was granted by the court. The Company does not believe that Plaintiff is entitled to any monies. The case arises out of a carrier bankruptcy and involves claims that the carrier undercharged a number of companies, including the Company, for freight services. The Company has been advised by special counsel that the judge has written an opinion that would wipe out all the undercharge actions filed by the Plaintiff in this bankruptcy case, and the judge has entered a blanket stay on the further prosecution on all those cases.

The Company does not believe that an adverse decision in any one lawsuit would have a material adverse impact on the Company however, the aggregate affect of an adverse decision in a majority of the lawsuits outstanding could have a material adverse impact on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of the Company is traded in the over-the-counter market and was quoted on the NASDAQ system until it was delisted on August 16,1994. The high and low bid quotations for the Common Stock for each quarterly period of the Company's last two fiscal years are listed below. There is no public trading market for the Units or the Class B Warrants contained therein, offered pursuant to this Prospectus, or the Preferred Stock.

               Common Stock
              High        Low
1992:
1st quarter     1         1/4
2nd quarter   13/16       1/2
3rd quarter   13/16       1/2
4th quarter   23/32      9/32

1993:
1st quarter   11/32      7/32
2nd quarter   13/32      5/32
3rd quarter   4 3/8      1 1/8
4th quarter   2 1/4       7/8

1994:
1st quarter    7/8        5/8
2nd quarter    5/8        1/4
3rd quarter   5/16       1/10
4th quarter   11/16       1/4

1995:
1st quarter    1/4        1/8
2nd quarter    1/8       1/10
3rd quarter    --         --
4th quarter    .09        .05

1996:
1st quarter   7/16         .13
2nd quarter    .62         .35


The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On July 19, 1995 the closing "bid" price of the Common Stock was $.08 and the closing "asked" price was $.15.

As of July 19, 1995, there were approximately 960 holders of record of the Company's Common Stock.

Item 6:

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Year ended March 31, 1996 compared with the year ended March 31, 1995

Results of Operations

The Company's operating [losses] for the years ended March 31, 1996 and 1995 were $(571,303) and $(1,652,546), respectively, a decrease of $1,081,243. This decrease was mainly attributable to reduction in overhead and elimination of manufacturing operations.

The Company's sales for the years ended March 31, 1996 and 1995 were $9,117,113 and $13,105,750, respectively. Management believes it has a well established customer base, including some of the nation's leading national and regional chain stores, department stores, supermarkets and similar types of retail outlets. This customer base could provide a platform to grow its business by expanding the number and variety of products sold through its existing channels, as well as expand them to new customers, both domestically and overseas. Additionally, management intends to expand its product offerings into higher growth and higher margin business of CD-ROM distribution, through the licensing of family entertainment or "Edu-tainment" CD-ROM titles, either individually or on a bundled basis, or through the acquisition on an existing distribution company focused on the distribution of these products.

The Multi Media Division sells products that are either owned by the Company or licensed. The customer base is predominantly retail stores or distributors. Sales for the year ended March 31, 1996 for the Multi Media Division was approximately $8,948,000. On May 8, 1995, the Company closed a $750,000 sales agreement with a Mexican company for equipment with a book value of approximately $630,000 by allowing credit to the Company for future duplication services. The Company has guaranteed a minimum of $2,500,000 a year production orders for the next three years. The Mexican company has agreed to provide a maximum $3,000,000 90 day credit line to the Company.

The Custom Duplication Division sold mainly custom duplication services to companies that required video duplication, packaging and fulfillment services. Sales for the year ended March 31, 1996 for the Custom Duplication Division was approximately $100,000. On April 13, 1995, the Board of Directors approved the transfer of its custom duplication business to the Company's former President in order to concentrate and focus its resources to the MultiMedia Division. Equipment with a book value of approximately $170,000 was transferred from the Company and the Company's former President assumed all the remaining obligations on these assets of approximately $75,000. The Company agreed to a non-compete agreement with this new custom duplication venture by the Company's former President.

Cost of goods sold for the years ended March 31, 1996 and 1995 were $5,678,340 and $8,451,693 or 62% and 65% of sales, respectively. This improvement is the result of improved cost reduction.

Gross profit for the years ended March 31, 1996 and 1995 were $3,438,773 and $4,654,057, or 38% and 35% of sales, respectively. The Company's gross profit increased by 3% as a percentage of sales, for the year ended March 31, 1996 as compared to March 31, 1995. Depreciation and amortization, included in the cost of goods sold, for the years ended March 31, 1996 and 1995 were $506,038 and $1,082,997, respectively.

In August 1995, the Company signed an agreement to cease any further production or sale of certain videocassettes and to return the cassettes and masters for storage of up to three years. The Company has written down the masters and inventory by approximately $100,000. The net realizable value for these idle assets is $90,931.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Year ended March 31, 1996 compared with the year ended March 31, 1995.

Results of Operations [Continued]

Operating expenses for the years ended March 31, 1996 and 1995 were $4,010,076 and $6,306,603, respectively.

Interest expense for the years ended March 31, 1996 and 1995 was $221,140 and $488,333, respectively. As of March 31, 1996, the outstanding bank debt was $-0-.

Liquidity and Capital Resources

The Company's working capital [deficit] at March 31, 1996 was $(1,711,626) as compared with a working capital [deficit] of $(3,495,744) at March 31, 1995. The improvement of approximately $1,800,000 is primarily the result of the Company successfully converting debt to equity.

Operations

For the years ended March 31, 1996, cash generated from operations was $1,433,641 as compared to $173,311 of cash utilized for operations for the year ended March 31, 1995. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

The Company has frequently been unable to pay its obligations for merchandise and services as they become due. The Company is not operating profitably and it cannot be certain that it will earn sufficient profits in the foreseeable future which would permit the Company to meet its anticipated working capital needs. A lack of working capital has inhibited the Company's ability to deliver orders. Should the Company experience continued cash flow deficiencies and lack of profitability, additional financing may be required.

Investing

Capital expenditures and leases for the year ended March 31, 1996 and 1995 were $87,524 and $106,757, respectively. For March 31, 1996 and 1995, investments in masters and artwork were $415,442 and $245,078, respectively. Management continues to seek to acquire new titles to enhance its product lines.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Year ended March 31, 1996 compared with the year ended March 31, 1995.

Liquidity and Capital Resources [Continued]

Financing

The Company paid off the bank line of credit in July of 1995 lowering its interest burden and has realized an improved collection cycle of its accounts receivable and has added quality and new products to its video library. It believes it would be in an improved financial position with an injection of capital. The Company anticipates achieving improved bank financing, sales growth and obtaining profitability to provide the means of financial and operational support for the next twelve months. If any of these factors are not achieved, adverse effects could result. Should these adverse effects materialize, management will seek additional financing either through a private placement or vendor support in order to survive. There can be no guarantee that the Company will be successful in these efforts.

Management intends to seek additional equity financing from unaffiliated individuals in private offerings and to secure an additional line of credit until operations generate a positive cash flow. If the Company is unsuccessful in obtaining additional equity or debt financing, the Company's liquidity and capital resources could be adversely affected.

The Company has a 50% real estate interest in ATRE. In May of 1995, the Company entered into a sales agreement for two acres of land for approximately $940,000. The Company received proceeds of $48,475 from ATRE on one parcel which closed in December of 1995. These proceeds reduced the receivable from ATRE. The closing for the other parcel of land is expected to be $550,000. The Company is required by the partnership agreement to make additional advances to the ATRE partnership in the next twelve months. A further delay in the sales of these parcels will require additional capital contributions to be made. These additional capital contributions by the Company and any further delay in the sales of these parcels will have a negative impact on the Company's financial position. Therefore, ATRE and the Company are seeking additional equity partners to inject capital to be used for ATRE's short- and long-term needs.

On July 15, 1992, the Company signed a promissory note for $510,000 with a former Underwriter. The interest rate for the note was ten [10%] percent per annum. The former Underwriter received a total of 25,500 shares of common stock purchase warrants exercisable at $15 per share, for a term of three [3] years in consideration for the entire amount. On August 28, 1992, the former Underwriter voluntarily surrendered to the Company these warrants and the warrants were canceled. The total indebtedness of $676,031 was due April 1, 1995 and on June 15, 1995, this obligation was purchased by an unaffiliated company. On June 2, 1995, an agreement was reached to issue 2,538,446 shares of the Company's common stock for this obligation. The conversion is effectuated at .26 per share of common stock. The market value at the time of conversion was .10 per share of common stock.

On August 31, 1995, the Company renewed a revolving line of credit with an investor. The revolving line of credit is for up to a maximum of $1,250,000 with a commitment to borrow a minimum of $2,000,000 during a one year period. This loan is made in amounts which is equal to 70% of the pledged invoice's amount and it is secured by a first security interest in certain accounts receivable and personally guaranteed by an officer of the Company. Repayment is to be made upon receipt of any payment of pledged invoices, with interest rates of 3% for within 30 days, 6% for within 60 days, and 9% for after 60 days. As of March 31, 1996, the outstanding loan balance was $1,447,050.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Year ended March 31, 1996 compared with the year ended March 31, 1995.


Liquidity and Capital Resources [Continued]

On November 10, 1993, the Company obtained an additional revolving line of credit up to a maximum of $400,000 from another private investor. This loan is made in amounts equal to 92.75% of the pledged invoice's amount and is secured by (i) a first interest in certain accounts receivable from five specific customers and (ii) personal guarantees by two of the officers of the Company. As of March 31, 1996, the Company owed $-0-.

On June 20, 1995, the Company accepted an offer by the Company's Chief Executive Officer to convert an outstanding obligation to him totaling $1,131,434 into 8,212,785 shares of the Company's common stock. The conversion is effectuated at a 38% premium rate of .138 per share of common stock. The market value at the time of conversion was .10 per share of common stock.

On August 12, 1992, the Company obtained two lines of credit from a private investor. Interest is 12% per annum. As additional consideration for the line of credit, the Company issued a total of 25,000 warrants to purchase 25,000 shares of common stock at $30 per share on or before August 12, 1997. The lines of credit are collateralized by (i) a first security interest [subordinate to the bank] in certain accounts receivable, inventory, and equipment and (ii) a security interest in the Company's shares of ATRE. These loans are personally guaranteed by two of the officers of the Company. On October 27, 1993, the Company was granted an extension on the total indebtedness of $752,042 to a private investor until April 15, 1995 or from the net proceeds of the proposed public offering, whichever was earlier. On March 31, 1995, the Company owed a total of $812,455 of which $752,042 was principal and $60,413 was accrued interest. The Company was in default on the due date, however in May of 1995, these obligations were assigned to the Company's Chief Executive Officer. On July 19, 1995, the officer agreed to convert this debt obligation into shares of common stock.

New Authoritative Pronouncements

The FASB has issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on April 1,1995. The adoption did not have a material impact on the Company's financial position or results of operations. In October of 1994, the FASB issued SFAS No. 119, "Disclosure above Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 will be implemented on April 1,1996. The FASB has also issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". The Company will adopt SFAS No. 121 on April 1, 1996. The FASB has also issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company will adopt SFAS No. 123 on April 1, 1996. Adoption is not expected to have a material effect on the Company's financial statements.

Impact of Inflation

The Company does not believe that inflation had an impact on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Diamond Entertainment Corporation



            We have audited the accompanying balance sheet of Diamond Entertainment Corporation as of March 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond
Entertainment Corporation as of March 31, 1996, and the results of their operations and their cash flows for each of the two fiscal years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations, has a significant working capital deficiency, has encountered difficulties in paying its creditors on a timely basis and is in default on a loan agreement that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford, New Jersey
June 6, 1996

Item 7:

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF MARCH 31, 1996.
- ------------------------------------------------------------------------------




Assets:
Current Assets:
  Accounts Receivable - Trade - Net                                     $ 1,539,453
  Inventory                                                               1,352,613
  Prepaid Expenses and Deposits                                              39,732
  Other Receivables                                                          40,280
                                                                        -----------

  Total Current Assets                                                    2,972,078

Property and Equipment:
  Leasehold Improvements                                                     21,599
  Furniture, Fixtures and Equipment                                         721,080

  Totals - At Cost                                                          742,679
  Less:  Accumulated Depreciation                                           503,556

  Property and Equipment - Net                                              239,123
                                                                        -----------

Film Masters and Artwork                                                  4,059,169

Less:  Accumulated Amortization                                           3,511,214

  Total Film Masters and Artwork - Net                                      547,955
                                                                        -----------

Other Assets:
  Accounts Receivable - ATRE                                              1,519,838
  Investment in ATRE                                                         50,000
  Idle Assets                                                                90,931
  Officer's Loan Receivable                                                  13,561
  Other Assets                                                               19,274
                                                                        -----------

  Total Other Assets                                                      1,693,604

  Total Assets                                                          $ 5,452,760
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.




DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF MARCH 31, 1996.
- ------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Cash Overdraft                                                        $    55,382
  Accounts Payable                                                        2,138,440
  Notes Payable                                                           1,734,942
  Royalties Payable                                                          23,737
  Lease Obligations Payable                                                   6,939
  Accrued Expenses                                                          659,867
  Customer Deposit                                                           64,397
                                                                        -----------

  Total Current Liabilities                                               4,683,704

Long-Term Liabilities:
  Notes Payable                                                             147,387
  Lease Obligations Payable                                                   4,767

  Total Long-Term Liabilities                                               152,154

Commitments and Contingencies [5]                                                --

Stockholders' Equity:
  Convertible Preferred Stock - No Par Value, 1,000,000 Shares
   Authorized, 656,174 Issued [of which 172,923 are held in Treasury]       376,593

  Common Stock - No Par Value, 15,000,000 Shares Authorized;
   12,894,941 Shares Issued and Outstanding                               9,611,834

  Additional Paid-in Capital                                             (1,410,231)

  Retained Earnings [Deficit]                                            (7,825,855)

  Totals                                                                    752,341
  Less: Stock Subscriptions Receivable                                      (86,636)
        Treasury Stock [Preferred] - At Cost                                (48,803)
                                                                        -----------

  Total Stockholders' Equity                                                616,902

  Total Liabilities and Stockholders' Equity                            $ 5,452,760
                                                                        ===========



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         18

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------


                                   Years ended
                                    March 31,
                                 1 9 9 6 1 9 9 5

Sales - Net                                                $9,117,113   $13,105,750

Cost of Goods Sold                                          5,678,340     8,451,693
                                                           ----------   -----------

  Gross Profit                                              3,438,773     4,654,057
                                                           ----------   -----------

Operating Expenses:
  Selling Expenses                                          1,478,772     2,294,912
  General and Administrative Expenses                       1,853,837     3,126,802
  Provision for Doubtful Accounts                             121,022       482,829
  Factoring Fees                                              556,445       402,060
                                                           ----------   -----------

  Total Operating Expenses                                  4,010,076     6,306,603
                                                           ----------   -----------

  Operating [Loss]                                           (571,303)   (1,652,546)
                                                           ----------   -----------

Other [Income] Expenses:
  Interest Expense                                            221,140       488,333
  Interest Income - Related Party                            (116,440)     (182,411)
                                                           ----------   -----------

  Other [Income] Expenses - Net                               104,700       305,922
                                                           ----------   -----------

  [Loss] Before Extraordinary Item                           (676,003)   (1,958,468)

Extraordinary Item                                            390,000            --
                                                           ----------   -----------

  Net [Loss]                                               $ (286,003)  $(1,958,468)
                                                           ==========   ===========

Net [Loss] Per Share:
  Before Extraordinary Item                                $     (.08)  $      (.57)
  Extraordinary Item                                              .05            --
                                                           ----------   -----------

  Net [Loss] Per Share                                           (.03)         (.57)
                                                           ==========   ===========

  Weighted Average Number of Shares Outstanding             8,605,246     3,423,249
                                                           ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------





                            Preferred Stock     Common Stock      AdditionalRetained   Stock               Total
                           Number of           Number of           Paid-in  EarningsSubscriptioTreasury Stockholders'
                            Shares     Amount   Shares   Amount    Capital   [DeficitReceivable Stock     Equity


  Balance - March 31, 1994  656,174 $ 376,593 2,143,710 $7,804,369$(1,410,2$1)(5,581,$84)  --  $     --  $1,189,347

Preferred Stock Returned    (26,269)       --       --        --        --        --       --   (13,000)  (13,000)

Stock Subscriptions              --        --       --        --        --        -- (125,000)       --  (125,000)

Net [Loss] for the year ended
  March 31, 1995                 --        --       --        --        -- (1,958,468)     --        --  (1,958,468)
                           -------- --------- --------  --------  -------- ---------- -------  --------  ----------

  Balance - March 31, 1995  629,905   376,593 2,143,710 7,804,369 (1,410,231)(7,539,852)(125,000)(13,000)(907,121)

Preferred Stock Returned   (146,654)       --       --        --        --        --       --   (35,803)  (35,803)

Stock Subscription Canceled      --        --       --        --        --        --   38,364        --    38,364

Conversion of Debt to Equity     --        -- 10,751,2311,807,465       --        --       --        --  1,807,465

Net [Loss] for the year ended
  March 31, 1996                 --        --       --        --        --  (286,003)      --        --  (286,003)
                           -------- --------- --------  --------  -------- --------- --------  --------  --------

  Balance - March 31, 1996  483,251 $ 376,593 12,894,941$9,611,834$(1,410,2$1)(7,825,$55)(86,63$)(48,803)$616,902
                           ======== ========= =============================== ========== ======= ======= ========



The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------


                                   Years ended

                                    March 31,             1996         1995
Operating Activities:
  Net [Loss]                                               $ (286,003)  $(1,958,468)
                                                           ----------   -----------
  Adjustments  to  Reconcile  Net  [Loss]  to Net Cash  Provided  by [Used  for]
   Operating Activities:
   Depreciation                                                67,216       239,787
   Amortization of Film Masters and Artwork                   385,016       604,848
   Provision for Doubtful Accounts                            121,022       478,149
   Losses Resulting from Write-off of Fixed Assets
     and Film Masters and Artwork                             933,123       274,595
   Cancellation of Stock Subscription Receivable               38,364            --
   Write-off of Accrued Interest Receivable                        --       205,342

  Change in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable - Trade                            1,523,874    (1,712,243)
     Inventory                                                431,473       756,321
     Prepaid Expenses and Deposits                             (6,000)       84,521
     O
ther assests                                             (19,274)      292,975
     Accounts Receivable - Related Party                      (13,561)           --
     Other Receivables                                        (40,280)           --

   Increase [Decrease] in:
     Accrued Payable                                         (628,499)      (24,464)
     Accounts Payable                                      (1,216,435)     (146,249)
     Related Party Payable                                    (40,537)      (30,861)
     Due from Estate of Julius Cohen                               --       (50,000)
     Deposits                                                  64,397            --
     Accrued Expenses                                         119,745       719,521
                                                           ----------   -----------

   Total Adjustments                                        1,719,644     1,785,157
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                 1,433,641      (173,311)
                                                           ----------   -----------

Investing Activities:
  Advances to ATRE                                           (464,664)   (1,565,937)
  Repayments by ATRE                                           55,475     1,623,300
  Proceeds from Sale of Equipment                              60,500            --
  Payment of Officers' Loans Receivable                            --      (112,500)
  Capital Expenditures                                        (87,524)     (106,757)
  Masters and Artwork                                        (415,442)     (245,078)
  Maturity of Certificate of Deposit                          600,000            --
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                $ (251,655)  $  (406,972)


The Accompanying Notes are an Integral Part of These Financial Statements.

                                         21

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------


                                   Years ended
                                    March 31,
                                 1 9 9 6 1 9 9 5

  Net Cash - Operating Activities - Forwarded              $1,433,641   $  (173,311)
                                                           ----------   -----------

  Net Cash - Investing Activities - Forwarded                (251,655)     (406,972)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Notes Payable                               5,664,128     7,747,149
  Payments of Notes Payable                                (6,403,262)   (7,321,664)
  Payments of Lease Payable                                  (193,296)     (114,336)
  Cash Overdraft                                             (213,753)      269,134
  Purchase of Treasury Stock                                  (35,803)           --
                                                           ----------   -----------

  Net Cash - Financing Activities                          (1,181,986)      580,283
                                                           ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents             --            --

Cash and Cash Equivalents - Beginning of Years                     --            --
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Years                 $       --   $        --
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                              $  750,620   $   371,219
     Income Taxes                                          $       --   $        --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  During September 1993 and October 1993, the Company collected additional $456,114 of the outstanding stock subscription receivables. In March of 1994, the Company canceled the balance due of $865,836 on the stock subscription receivable. On December 20, 1994, the Company revoked its June 23, 1994 election to forgive this obligation. In December of 1994, the Company agreed to reduce the price per share on the unpaid stock.

  During the year ended March 31, 1995, the Company entered into a capital lease for equipment for $43,557.

  In July 1994, the Company entered into a settlement agreement with a former employee and director of the Company to return 26,269 shares of convertible preferred stock.

  On April 13, 1995, the Company's former President surrendered his employment contract and returned 146,654 shares of the Company's preferred stock back to the Company as treasury stock. Equipment with a carrying value of approximately $170,000 was transferred from the Company and the Company's former President assumed all remaining obligations on these assets of approximately $75,000.

  On May 8, 1995, the Company closed the sales agreement with an unaffiliated company for $750,000 by allowing credit to the Company for future duplication services. The Company received $750,000 of duplication services and surrendered equipment having a book value of approximately $630,000.

The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------



Supplemental Schedule of Non-Cash Investing and Financing Activities Continued]:
  In May of 1995, three debt obligations totaling $1,131,434 were assigned to the Company's Chief Executive Officer. In July of 1995, 8,212,785 shares of the Company's common stock were issued for this obligation.

  Pursuant to the June 15, 1995 assignment of debt agreement, the Company's $658,750 obligation to its former underwriter was purchased by an unaffiliated Company. On July 19, 1995, an agreement was reached to issue 2,538,446 shares of the Company's common stock for this obligation.

  In December 1995, the Company settled a debt with a creditor for $390,000 less than the carrying amount.





The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

Organization and Business - The Company is engaged in the distribution of video tapes for the budget home video market including children's cartoons, educational programs, motion picture, television programs, instructional computer videos, as well as computer software and principally markets its products to national and regional chain stores, department stores, drug stores, supermarkets and similar types of retail outlets. Its products are sold through national retail chains primarily in the northeast, the south and the east coast. The Company has licensing agreements with numerous entities and in addition maintains products without licensing agreements. The licensing agreements grant the Company the right to manufacture, duplicate, distribute and advertise the video or computer software. Prior to August 21, 1990, the Company was known as ATI Mark V Products, Inc. On July 15, 1991, it completed a reverse acquisition with Trans-Atlantic Video, Inc. ["TAV"]. On April 13, 1995, the Board of Directors approved the spin-off of its custom duplication business.

Revenue Recognition - Sales are recorded by the Company when products are shipped to customers and are shown net of returns and allowances.

Inventories - Inventories are stated at the lower of cost [under the first-in, first-out method] or market.

Depreciation - Property and equipment are presented at cost. Depreciation is computed by the straight-line method for all assets over the estimated useful lives of the respective asset as follows:

Furniture and Fixtures        5 - 10 Years
Equipment                          7 Years

Leasehold improvements are being amortized over the lesser of their estimated useful lives or the remaining term of the lease.

Depreciation expense for the years ended March 31, 1996 and 1995 is $67,216 and $239,787, respectively.

On sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in income. Repairs and maintenance are charged to expense when incurred.

Film Masters and Artwork - The cost of film masters and related artwork is capitalized and amortized using the individual-film-forecast computation method which amortizes costs in the ratio that current gross revenues bear to anticipated total gross revenues over a period of up to three years. The Company periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a writedown to net realizable value may occur. The net film masters and artwork are presented on the balance sheet at the net realizable value for each master. Film masters consist of original "masters" which are purchased for the purpose of reproduction and sale.

Amortization expense for the years ended March 31, 1996 and 1995 is $385,016 and $604,848, respectively.

Bad Debts - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is $336,111 at March 31, 1996.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #2
- ------------------------------------------------------------------------------




[1] Summary of Significant Accounting Policies [Continued]

Deferred Taxes - There are no material differences between the accounting methods used for financial and tax purposes. The Company has sustained losses in recent years and has a large net operating loss carryforward. No deferred taxes are reflected in these financial statements.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no deposits as of March 31, 1996, with financial institutions subject to a credit risk beyond the insured amount.

[2] Accounts Receivable

Accounts receivable at March 31, 1996 net of allowance for doubtful accounts were $1,539,452. Approximately 86% of that balance of net accounts receivable are covered by credit insurance. Substantially all of the accounts receivable at March 31, 1996, have been pledged as collateral for the line of credit [See Note 7E].

[3] Inventory

Inventory as of March 31, 1996 consists of:


Raw Materials                             $  137,765
Finished Goods                             1,214,848

  Totals                                  $1,352,613

[4A] Related Parties Receivables

At March 31, 1996, the Company was owed $13,561 from the President of the Company. Interest is accrued monthly at 10% on the outstanding balance.

In March 1995, the Company forgave accrued interest receivable totaling $205,342, on the stock subscription receivable that was due on December 31, 1994. This was treated as compensation expense to the four individuals.

[4B] American Top Real Estate ["ATRE"]

Investment - The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method. The investee has not incurred any significant earnings or losses to date, therefore, this investment does not reflect any adjustments for earnings and losses.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #3
- ------------------------------------------------------------------------------



[4B] American Top Real Estate ["ATRE"] [Continued]

Proposed Sale of ATRE Real Estate Parcel - In May 1995, ATRE entered into a sales agreement for two acres of land for approximately $940,000. In December of 1995, the sale for one parcel of land was closed and the Company received their portion of the proceeds from ATRE of $48,475, which was used to reduce the accounts receivable from ATRE. The closing for the other parcel of land is anticipated to be July of 1996 with proceeds to be reinvested into property improvements. It is anticipated that in 1997 monies will be received by the Company for reimbursement of monies reinvested from the proceeds of sales of property. There are two additional parcels of property to be sold.

Accounts Receivable - The Company has a receivable [including interest] from ATRE of $1,519,838 as of March 31, 1996. This balance includes interest income of $113,357 for the year ended March 31, 1996 at an annual rate of 10%.

[5] Commitments

[A] Royalty Commitments - The Company has entered into various royalty agreements for exclusive licensing of titles for terms of one to five years. Certain agreements include minimum guaranteed payments. For the years ended March 31, 1996 and 1995, royalty expense was $213,541 and $481,080, respectively, pursuant to these agreements.

[B] Video Agreements - The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon number of videos sold.

[C] Accounts Payable - The Company is currently delinquent on a significant amount of its accounts payable.

[D] Employment Agreements - In 1991, the Company had entered into employment agreements with four officers of the Company for annual compensation totaling $442,500 plus bonuses and expenses. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. As of March 31, 1996, there are two employment agreements in effect for annual compensation totaling $240,000.

[E] Settlement Agreement - In connection with a settlement agreement and cancellation of an employment agreement reached in July of 1994, the Company agreed to cancel a loan receivable for $126,961 and accrued interest receivable on this loan for $56,226 from an employee of the Company. In addition, the individual agreed to return 26,269 shares of convertible preferred stock to the Company. The Company agreed to pay one months severance pay and one months vacation pay for $22,500. The Company paid a total of $75,000 as a settlement on a ten year employment agreement in various payments through September 1994.

[F] Sale of Multi Media Assets - On May 8, 1995, the Company closed a sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The President of Central Video is the former President of the Company. The Company received $750,000 of duplication services and surrendered equipment having a book value of approximately $630,000. In addition, Central Video entered into a sublease for the remaining thirteen month lease. The Company has guaranteed the Company's former President a minimum of $2,500,000 a year of production orders for the next three years. Central Video has agreed to provide a maximum of a $3,000,000 90 day credit line to the Company. The Company has agreed to pay the Company's former President a 3% commission on orders the Company places with Central Video.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #4
- ------------------------------------------------------------------------------


[5] Commitments [Continued]

[G] Termination of Employment - On December 21, 1995, an officer and director of the Company resigned and terminated his employment agreement with the Company as part of a settlement agreement. Effective January 1, 1996 and ending December 31, 1996, the Company entered into a monthly $10,000 consulting agreement with this individual. The individual agreed to surrender 30,769 shares of preferred stock and 10,000 shares of common stock upon execution of the settlement agreement in consideration for 5% of net profits of the Company for the fiscal years ended March 31, 1997 and 1998.

[H] Production Agreement - On December 21, 1995, the Company entered into a production contract agreement for annual minimum orders totaling $500,000 with a Company, whose sole owner is a former director and officer of the Company who resigned December 31, 1995. The Company also sold production equipment to this entity on January 1, 1996 for $45,000, which had a book value of $64,744.

[I] Duplication Agreement/Line of Credit - On January 3, 1996, the Company entered into a two year Duplication Agreement with a $200,000 revolving line of credit with a non-affiliated entity. The line of credit was unused at March 31, 1996.

[6] Lease Commitments

[A] Operating Leases - The Company leases various office and storage facilities, automobiles and equipment under operating leases expiring between 1996 and 2000.

The following schedules shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

                                                Years ended
                                                  March 31,
                                             1 9 9 6     1 9 9 5
                                             -------     -------

Minimum Rentals                           $  314,890  $  424,366
Less: Sublease Rentals                       143,087          --
                                          ----------  ----------

  Totals                                  $  171,803  $  424,366
  ------                                  ==========  ==========

The following is the approximate aggregate future minimum rentals for the next five years for operating leases:

March 31,
  1997                                    $  222,153
  1998                                       151,539
  1999                                       151,773
  2000                                       126,714
  2001                                       119,232
                                          ----------

  Total Future Minimum Lease Payments     $  771,411

The operating leases also provide for cost escalation payments.

Minimum payments have not been reduced by minimum sublease rentals of $36,000 due in the future under noncancelable subleases.

[B] On June 27, 1995, the Company entered into a lease for additional warehouse space for a monthly rental of $3,637, for six months, which the Company terminated in January of 1996.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #5
- ------------------------------------------------------------------------------



[6] Lease Commitments [Continued]

[C] On January 3, 1996, the Company entered into a two year and three month sublease agreement for approximately 2,500 square feet with a non-affiliated duplicating company for monthly base rent of $1,500 to be received by the Company.

[7] Notes Payable

Notes payable consist of the following:

                                   M a r c h  3 1,  1 9 9 6
               --------------------------------------------
               Factor  Interest
  Type of Loan   Fee    Expense  Amount   Current  Long-Term Rate     Due Date

Loan Agreement $F) --   $37,500 $150,000  $150,000 $    --    50%  February. 18, 1996
Installment Loan (D)--  24,991  181,538    43,818  137,720    10%  November 14, 1999
Line of Credit (E)515,623   --  1,447,050 1,447,050     --Various  Revolving Line of Credit
Auto Loan          --    1,036    6,555     4,238    2,317    12%  September 3, 1997
Notes Payable (H)  --   11,086   97,186    89,836    7,350    14%  1997

     Totals    $515,623 $74,613 $1,882,329$1,734,94$147,387
     ------    ======== ======= ===========================

[A] Bank Line of Credit - At March 31, 1995, the Company had not been granted an extension beyond its extended due date of February 28, 1995 and was not in compliance with various financial requirements under the bank line of credit. Therefore, this debt was classified as a current liability at March 31, 1995. On July 14, 1995, the Company paid off the bank line of credit in its entirety. The banks prime rate at March 31, 1995 was 9.5%. The certificates of deposit, the accounts receivable and inventory at March 31, 1995 were pledged as collateral against the bank loans of $1,598,973 for the year ended March 31, 1995. The notes were secured by personal assets of two of the Company's officers who also gave personal guarantees.

[B] Former Underwriter Loan - On July 15, 1992, the Company signed a promissory note for $510,000 with a former Underwriter. The interest rate for the note was ten [10%] percent per annum. The former Underwriter received a total of 25,500 shares of common stock purchase warrants exercisable at $15 per share, for a term of three [3] years in consideration for the entire amount. On August 28, 1992, the former Underwriter voluntarily surrendered to the Company these warrants and the warrants were canceled. The total indebtedness of $676,031 was due April 1, 1995 and on June 15, 1995, this obligation was purchased by an unaffiliated company. On June 2, 1995, an agreement was reached to issue 2,538,446 shares of the Company's common stock for this obligation. The conversion is effectuated at .26 per share of common stock. The market value at the time of conversion was .10 per share of common stock.

[C] Private Investor - Line of Credit - On August 12, 1992, the Company obtained two lines of credit from a private investor. Interest is 12% per annum. As additional consideration for the line of credit, the Company issued a total of 25,000 warrants to purchase 25,000 shares of common stock at $30 per share on or before August 12, 1997. The lines of credit are collateralized by (i) a first security interest [subordinate to the bank] in certain accounts receivable, inventory, and equipment and (ii) a security interest in the Company's shares of ATRE. These loans are personally guaranteed by two of the officers of the Company. On October 27, 1993, the Company was granted an extension on the total indebtedness of $752,042 to the private investor until April 15, 1995 or from the net proceeds of a public offering, whichever was earlier. On March 31, 1995, the Company owed a total of $812,455 of which $752,042 was principal and $60,413 was accrued interest payable. The Company was in default on the due date, however these obligations were assigned to the Company's Chief Executive Officer in May 1995. In July 1995, this obligation of $752,042 was converted to shares of common stock and the $60,413 of accrued interest was expensed.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #6
- ------------------------------------------------------------------------------



[7] Notes Payable [Continued]

[D] Installment Loan - In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with interest of 10% per annum until November 14, 1999. The balance due at March 31, 1996 was $181,538.

[E] Line of Credit - On August 31, 1995, the Company renewed a revolving line of credit with an investor. The revolving line of credit is for up to a maximum of $1,250,000 with a commitment to borrow a minimum of $2,000,000 during a one year period. This loan is made in amounts which is equal to 70% of the pledged invoice's amount and it is secured by a first security interest in certain accounts receivable and personally guaranteed by an officer of the Company. Repayment is to be made upon receipt of any payment of pledged invoices, with interest rates of 3% for within 30 days, 6% for within 60 days, and 9% for after 60 days. As of March 31, 1996, the outstanding loan balance was $1,447,050.

[F] Loan Agreement - On November 18, 1995, the Company entered into a loan agreement for $200,000 with an individual and a Company with interest at a rate of 50%. Principal and interest were due on February 18, 1996. At March 31, 1996, the outstanding balance on this loan was $150,000. The Company is in default on the loan agreement.

[G] Extraordinary Item - In December 1995, the Company settled a debt with a creditor for $390,000 less than the carrying amount.

[H] Equipment Loan - On May 8, 1995, the Company closed the sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000. The Company has classified the obligation for the equipment as notes payable

All loans were subordinate to the bank's line of credit at March 31, 1995.

Following are maturities of debt for each of the next five years:

1997                    $1,734,942
1998                        58,073
1999                        53,476
2000                        35,838
2001                            --
Thereafter                      --
                        ----------

  Total                 $1,882,329

[8] Capital Leases

The Company is the lessee of equipment under capital leases expiring in various years through 2000. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 1996 and 1995.

Following is a summary of property held under capital leases as of March 31, 1996:

Furniture, Fixtures and Equipment   $   20,557
Less:  Accumulated Depreciation          6,737

  Totals                            $   13,820
  ------                            ==========

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #7
- ------------------------------------------------------------------------------



[8] Capital Leases [Continued]

Minimum future lease payments under capital leases as of March 31,1996 for each of the next five years and in the aggregate are:

Year Ending March 31,

1997                                            $    8,661
1998                                                 4,462
1999                                                   766
2000                                                    --
                                                ----------

Total Minimum Lease Payments                        13,889
Less:  Amount Representing Interest                  2,183

  Present Value of Net Minimum Lease Payments   $   11,706
  -------------------------------------------   ==========

[9] Income Taxes

The Company has net operating loss carryforwards of approximately $6,313,000 which expire through the year 2010. As a result of these carryforwards, the Company has a deferred tax asset of approximately $2,146,000, which has been offset by a valuation allowance of $2,146,000 resulting in a deferred asset of $-0-. Future tax benefits related to this loss have not been recognized because its realization is not assured. No current or deferred federal or state income taxes have been provided.

As of March 31, 1996, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:


 Expiration
in Years ending                 Net Operating Loss
  March 31,                        Carryforwards

   2007                             $1,317,000
   2008                              2,693,000
   2009                              2,015,000
   2010                                288,000
                                    ----------

     Total                          $6,313,000

[10] Capital Stock

[A] On July 15, 1991 as part of a business combination with Trans-Atlantic Video, Inc., the Company issued 1,000,000 shares of voting preferred stock which were convertible into 1,950,000 shares of voting common stock.

[B] On February 16, 1994, at its annual shareholders' meeting, the authorized common stock of the Company was increased from 5,000,000 shares of common stock, no par value, to 15,000,000 shares.

[C] In July 1994, the Company entered into a settlement agreement with a former employee and director of the Company. Under the settlement agreement, the former employee and director returned 26,269 shares of convertible preferred stock to the company. The Company assigned a value of $13,000 to these treasury shares based on fair value of the stock.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #8
- ------------------------------------------------------------------------------



[10] Capital Stock [Continued]

[D] In May of 1995, three debt obligations totaling $1,131,434 were assigned to the Company's Chief Executive Officer. This officer issued promissory notes to the three entities. On July 19, 1995, the Chief Executive Officer of the Company converted the three debt obligations totaling $1,131,434 into 8,212,785 shares of the Company's common stock. The conversion was effectuated at a 38% premium rate of .138 per share of common stock. The market value at the time of conversion was .10 per share of common stock.

[11] Earnings Per Share

Earnings per share are based on the weighted average number of common shares outstanding for the years ended March 31, 1996 and 1995 as restated to include the number of shares issued in the business combination with TAV reflecting conversion for a preferred share of stock into 1.95 shares of common stock. The weighted average number of shares have been adjusted for all periods to reflect the one-for-twenty reverse stock split effected on July 2, 1993. The effect of warrants has not been included as its effect would be anti-dilutive.

[12] Major Supplier

For the year ended March 31, 1996, the Company had purchases from one supplier that amounted to approximately $2,178,000 or 48% of net purchases.

[13] Litigation

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

[14] Going Concern

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred net losses for the years ended March 31, 1996 and 1995 of $286,003 and $1,958,468, respectively and has a negative working capital deficit at March 31, 1996 of $1,711,626. The Company has also been experiencing difficulties in paying its vendors on a timely basis and is in default on a loan agreement [See Note 7F]. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are (i) to sell parcels of property owned by ATRE [50% owned by the Co.] located in Vancouver, WA, (ii) to further upgrade and increase its products lines and thus reach a consistently higher gross profit margin mix and realize profitability, (iii) to seek another asset base lending line of credit and (iv) to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes.

Management believes that these plans can be effectively implemented in the next twelve months. The Company will continue to seek additional interim financing from private sources to supplement its cash needs for the next twelve months during the implementation of these plans to achieve profitability. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #9
- ------------------------------------------------------------------------------




[15] Major Customers

For the year ended March 31, 1996, the Company had net sales to one customer in its last fiscal quarter that amounted to approximately $3,121,000 or 34% of net annual sales. For the year ended March 31, 1995, the Company had net sales to one customer that amounted to $2,650,000, or 20% of net sales.

[16] New Authoritative Pronouncements

The FASB has issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on April 1,1995. The adoption did not have a material impact on the Company's financial position or results of operations. In October of 1994, the FASB issued SFAS No. 119, "Disclosure above Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 will be implemented on April 1,1996. The FASB has also issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". The Company will adopt SFAS No. 121 on April 1, 1996. The FASB has also issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company will adopt SFAS No. 123 on April 1, 1996. Adoption is not expected to have a material effect on the Company's financial statements.

[17] Stock Subscription Receivable

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

[18]  Transfer of Custom Duplication Business

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #10
- ------------------------------------------------------------------------------



[19] Subsequent Events

[A] Stock Subscription Receivable - On April 23, 1996, the Board of Directors agreed to cancel the existing $86,636 stock subscription receivable.

[B] Authorized Shares - The Board of Directors agreed on April 23, 1996, to propose at its next annual meeting to increase its authorized shares to 100,000,000 shares of common stock.

[C] Employment Agreements - The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum.

[D] Options Granted - On April 23, 1996, the Company engaged Arden Ltd to arrange either debt or equity financing for the Company and agreed to grant a total of 1,000,000 options exercisable within three years of grant at $.10 per share.

[E] Line of Credit - The Company engaged Wharton Capital for three months commencing April 1, 1996 to arrange a line of credit of $2,000,000 or more for a 2% commission at closing.

[F] Financial Consultant Commitments - In May and June of 1996, the Company engaged three consultants for total fees of $11,000 monthly for a period of six months. In addition to the monthly compensation, the Company will repay the consultant for business expenses and the consultants received 400,000 options with an exercise price of $.25 per share. All parties agreed that total expenses will not exceed $5,000 per month. Another financial consultant received options for 25,000 shares per month for 24 months exercisable at $.25 per share for three years.

[G] Convertible Debenture - The Company accepted a $1,000,000 convertible debenture on April 23, 1996, with 10% interest and a 7% commission. If the shares are converted they will be purchased by an off shore Company under Regulation S and the company will grant options based upon a formula for one year and will have a four month lock up period. As of June 6, 1996, the Company has received $551,000 on these debentures.

[H] Credit Line - In April 1996, the Company commenced negotiations for a new financing agreement to provide the Company with ongoing working capital. The credit line is for $2,500,000 of which $500,000 will be guaranteed by the Company's President. The Company will assign their accounts receivable and inventory and will pay interest at 3% per annum plus the lenders prime rate. Fees and charges may be charged in addition to interest.

[20] Idle Assets

In August 1995, the Company signed an agreement to cease any further production or sale of certain videocassettes and to return the cassettes and materials for storage of up to three years. The Company has written down the masters and inventory by approximately $100,000. The net realizable value for these idle assets is $90,931.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #11
- ------------------------------------------------------------------------------



[21] Financial Instruments

The following table summarizes the carrying amount and estimated fair value of the company's significant financial instruments all of which are held for nontrading purposes:

                                           March 31, 1996
                                        Carrying   Estimated
                                         Amount   Fair Value

Other Receivable                       $  40,280  $   40,280
Long-Term Debt                         $ 140,036  $  140,036

In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including other receivables, it was assumed that the carrying amount approximated fair value because of their short maturities. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

[22] Subsequent Event [Unaudited]

The Company entered into an agreement with a financial consulting firm for a total of 1,000,000 options at $.25 per share exercisable for three years for financial services.







                    .  .  .  .  .  .  .  .  .  .  .  .  .  .

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are listed below, followed by a brief description of their business experience during the past five years.


Name                          Age                 Position

James K.T. Lu                 49              Chairman of The Board;
                                            Chief Executive Officer; President;
                                              Secretary and Director

Jeffrey I. Schillen           50              Executive Vice President Sales
                                              and Marketing and Director

Murray T. Scott               74              Director

All directors hold office for terms of three (3) years and until the next annual meeting of stockholders scheduled to vote on such class of Directors and the election and qualification of their respective successors. Directors receive no compensation for serving on the Board, except for reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

Under the certificate of incorporation of the Company ("Certificate of Incorporation"), the Board of Directors of the Company is divided into three (3) classes, with each class to be elected by the shareholders every three years. The Company's Board presently consists of three (3) directors: one (1) Class 1 director whose term expired in 1995 and two (2) Class 2 directors whose terms expired in 1994.

Background of Executive Officers and Directors

Jeffrey I. Schillen (Class 1 Director). Mr. Schillen is Executive Vice President of Sales and Marketing of the Company and has been a Director of the Company since inception in April of 1986. Prior to the Acquisition, Mr. Schillen was the President and Treasurer of the Company since April 1986. From May 1984 to April 1986, Mr. Schillen was President and Chief Operating Officer of Music Corner Inc., a retail record, tape and video chain which he co-founded. From 1974 to April 1984, Mr. Schillen founded and served as Vice President in charge of purchasing, store openings and acquisitions of Platter Puss Records, Inc., a retail record, tape and video chain.

James Lu (Class 2 Director).  Mr. Lu has been a director of the Company and
 Chairman of the Board of Directors since February 28, 1989. Mr. Lu was elected as Chairman of the Board, Chief Executive Officer and Secretary of the Company as of March 1, 1990. In July 1991, Mr. Lu was appointed to the additional position of President. In order to involve other executives in the management of the Company,Mr. Lu resigned in September 1991 as President and Chief Operating Officer and Mr. Cheng was appointed to such positions.
  Mr. Lu was President and Chief Executive Officer of the California Subsidiary from 1985 to 1990. In May 1995, Mr. Lu was appointed as President of the Company upon Mr. Cheng's departure from the Company. Mr. Lu received his B.S.I.E. degree from Chung Yuen University Taiwan in 1969, his M.S.I.E. degree from the Illinois Institute of Technology in 1972 and a Masters of Business Administration (M.B.A.) from California State University in 1981.

Murray T. Scott (Class 2 Director). Mr. Scott was appointed as a director by the Board of Directors in November 1993 when the Board was increased to seven (7) members. Mr. Scott has been the President and Chief Executive Officer of Gregg's Furniture, a custom furniture building business in Victoria,
Canada, since 1958.  His involvement with Gregg's Furniture today is currently in a consulting and
advisory capacity.

The Company has no standing audit, nominating or compensation committee, or committees performing similar functions except with respect to the Company's stock option plan. See "RESTRICTED STOCK PLAN." During the year ended March 31, 1996, the Company held two (2) Board meetings. No director attended less than 75% of such meetings. No director of the Company has resigned or declined to stand for re-election due to a disagreement on any matter relating to the Company's operations, policies or practices.

Item 10.   Executive Compensation

                           SUMMARY COMPENSATION TABLE


                     Annual Compensation  Long-term Compensation
                                               Awards     Payouts
       (a)       (b)   (c)   (d)     (e)    (f)      (g)     (h)     (i)

                                        RestrictedSecurities
                            Other AnnualStockUnderlyingLTIP   All Other
Name and Principal PositionYearSalaryBonusCompensationAwardOptions/SARsPCompensation


James Lu     1995    $    167,885 0     0       0       0     0     $    37,290
 Chief Executive Offic1994 185,718 0     0       0       0     0          37,988
             1993         166,000 0     0       0       0     0          42,495

Jeffrey I. Schille1995 $  122,308 0     0       0       0     0     $    19,631
 Executive Vice Presid1994 113,550 0     0       0       0     0          26,340
                  1993    106,500 0     0       0       0     0          28,219

Employment Agreements

Mr. Lu entered into an employment agreement with the Company for a period of ten
(10) years commencing on January 1, 1991. Mr. Lu shall receive $150,000 per year, subject to annual adjustments. The Company also maintains two life insurance policies on Mr. Lu, both of which total $1,500,000 and the $1,000,000 policy names the Company as beneficiary. Beginning June, 1992, the amount was reduced to an aggregate of $1,000,000. The Company also pays Mr. Lu's medical insurance premiums, and leasing and insurance payments for Mr. Lu's automobile, aggregating $15,752.81 per annum.

The Company has an employment agreement with Jeffrey I. Schillen expiring on December 31, 2000. Pursuant to the agreement, Mr. Schillen will receive an annual salary of $90,000 subject to a consumer price index increase and a discretionary bonus as determined by the Board of Directors which may not exceed 2% of the Company's annual pre-tax income from operations. In addition, the Company maintains a $1,000,000 life insurance policy for the benefit of Mr. Schillen's designated beneficiary.

None of the employment agreements which the Company have with any of the executives, indicated above, provides for any specific compensation to such individuals should their respective employment agreements be terminated prior to expiration of the term of such agreements.

Restricted Stock Plan

On May 25, 1989, the Company's directors and stockholders approved the Company's 1989 restricted stock plan (the "Restricted Plan") authorizing the granting of shares of Common Stock. Pursuant to the Restricted Plan, up to 100,000 shares of Common Stock subject to certain restrictions, (the "Restricted Shares") could be granted to officers and other key employees of the Company until May 2, 1994. The Board of Directors is responsible for determining the individual who will be granted Restricted Shares, the consideration, if any, to be paid by the grantee, and the terms and conditions of the Restricted Shares. The terms and conditions of each grant of Restricted Shares need not be identical to previous grants. No officer who serves as a director will participate in the granting of Restricted Shares to himself.

On May 25, 1989, the Board of Directors granted a total of 85,000 Restricted Shares to certain officers of the Company. The foregoing Restricted Shares are not transferable unless certain financial performance goals of the Company are met. Such goals have been set based upon after-tax income of $350,000 for fiscal 1989; $600,000 for fiscal 1990 and $1,000,000 for fiscal 1991. In the event such income levels are not met in any year, one-third of each of the grantee's Restricted Shares will be forfeited and returned to the Company. The Company did not meet any of the financial performance goals. Accordingly, all of the Restricted Shares have been forfeited as a result of the Company's failure to meet the performance goals for fiscal 1989, 1990 and 1991, respectively.

Stock Options

On October 12, 1988, the Company's directors and stockholders approved the Company's 1988 Stock Option Plan (the "Option Plan") authorizing the granting of incentive options and non-qualified options. The incentive options are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. Pursuant to the Option Plan, options to purchase up to 10,000 shares of Common Stock may be granted to officers, directors and key employees of the Company. The Stock Option Committee, consisting of Messrs. Lu and Schillen, is responsible for determining the individuals who will be granted options, the number of shares to be subject to each option, the option price per share, and the exercise period of each option. The option price will not be less than the fair market value of the Company's Common Stock on the date the option is granted. Options may be exercised by payment of cash. No option will have a term in excess of ten years.

As to any stockholder who owns 10% or more of the Company's Common Stock, the option price per share of an incentive option will be no less than 110% of the fair market value of the Company's Common Stock on the date the incentive options are granted and such options shall not have a term in excess of five years. No stock options have been granted to date.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth information as of July 10, 1996, with respect to the beneficial ownership of the outstanding shares of the Company's Preferred Stock and Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares, each of the directors and all directors and executive officers as a group. See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.


                                                                       Percentage
                                                                       Shares of   (%) of
                              Shares     Percentage                                Common Stock Common Stock
                              of         (%) of            Shares      Assuming    Assuming
                              Common             Total                 of          Conversion ofConversion
                              Stock      Common            Preferred   Preferred   of Preferred
Name                                Owned                  Stock                   Stock(4)     Stock        Stock (4)
- ----                                ------                 ----------              ---------    ----------------------


James K.T. Lu (1)........     4,412,785  34.22%            209,287                 408,110              3.16%
c/o Diamond Entertainment
  Corporation
16818 Marquardt Avenue
Cerritos CA  90703

Jeffrey I. Schillen
  (2).............            3,020,750    28.43%         36,282                  70,750                9.55%
c/o Diamond Entertainment
  Corporation
4400 Route 9 South
Freehold, NJ  07728

Murray Scott (5)........       800,000      6.20%         75,796                  147,802               1.15%
c/o Diamond Entertainment
  Corporation
16818 Marquardt Avenue
Cerritos, CA  90703

Pacesetter Int'l Co.....       2,538,446     19.68%                  -0-           -0- -0-
Hong Kong

All directors and
 officers as a group
 (3 persons)............      8,233,535       63.85%       321,365               626,662                4.86%


                                            37

(1) Mr. Lu is the Chief Executive Officer; Secretary and Director of the Company.

(2) Mr. Schillen may be deemed a "parent" or "promoter" of the Company as such terms are defined in the Securities Act of 1933, as amended, by virtue of being a founder and a Senior Executive Vice President of the Company.

(3) Includes 8,710 shares of Common Stock issued pursuant to the Restricted Stock Plan which shares are to be returned in accordance with the terms of the Restricted Stock Plan.

(4) The Preferred Stock entitles the holder to 1.95 votes for each share owned and each share may be converted into 1.95 shares of Common Stock.

(5)   Mr. Scott is a Director of the Company.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 31, 1990, in consideration for the issuance of 60,000 shares of common stock of the California Subsidiary, certain individuals including Messrs. Lu, Cheng and Winters issued unsecured promissory notes to the California Subsidiary for $1,380,000. The promissory notes carried interest at the annual rate of 9% and are due March 31, 1995. Pursuant to such transaction, the following individuals issued promissory notes to the California Subsidiary: James Lu, who is Chairman, Chief Executive Officer and Secretary of the Company - $529,000; Thomas Cheng who is President and Director of the Company - $368,000; Edward Winters who is a Vice President and Director of the Company; Sam Chang and Murray Scott - $161,000 each. On March 31, 1994, the Company canceled the promissory notes with an aggregate principal balance of $865,836 and recorded compensation expense for the same amount. On December 20, 1994, the Board of Directors revoked its June 23, 1994 election to forgive the receivable and reduced the price on the unpaid shares of stock to $.125 per share. In March, 1995, the Company forgave the accrued interest receivable of $274,115 on the stock subscription receivable.

On July 15, 1991 as a part of a business combination with Trans-Atlantic Video, Inc., the Company issued 1,000,000 shares of voting preferred stock which were convertible into 1,950,000 shares of voting common stock.

The Company has advanced approximately $1,200,000 to ATRE in order to enable American Top Real Estate to meet the obligations and thereby protecting the Company's 50% owned investment. The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method. The investee has not incurred any significant earnings or losses to date, therefore, this investment does not reflect any adjustments for earning and losses. On January 19, 1994, ATRE entered into an amended agreement to sell a parcel of land for $4,400,000. ATRE has a 70% interest in his land. In August of 1994, the escrow agreement for $4,400,000 was canceled on this contract due to the final user's request for a two year delay. ATRE declined to accommodate this request.

In May 1995, ATRE entered into a sales agreement for two acres of land for approximately $940,000. In December of 1995, the sale for one parcel of land was closed and the Company received their portion of the proceeds from ATRE of $48,475, which was used to reduce the accounts receivable from ATRE. The closing for the other parcel of land is anticipated to be July of 1996 with proceeds to be reinvested into property improvements. It is anticipated that in 1997 monies will be received by the Company for reimbursement of monies reinvested from the proceeds of sales of property. There are two additional parcels of property to be sold.

The Company has loaned money to its officers in the form of note receivable totaling $13,561 at an annual interest rate of 10% for the year ended March 31, 1996. Interest income is $7,952.

On July 15, 1992, the Company signed a promissory note for $510,000 with a former Underwriter. The interest rate for the note was ten [10%] percent per annum. The former Underwriter received a total of 25,500 shares of common stock purchase warrants exercisable at $15 per share, for a term of three [3] years in consideration for the entire amount. On August 28, 1992, the former Underwriter voluntarily surrendered to the Company these warrants and the warrants were canceled. The total indebtedness of $676,031 was due April 1, 1995 and on June 15, 1995, this obligation was purchased by an unaffiliated company. On June 2, 1995, an agreement was reached to issue 2,538,446 shares of the Company's common stock for this obligation. The conversion is effectuated at .26 per share of common stock. The market value at the time of conversion was .10 per share of common stock.

On August 12, 1992, the Company obtained two lines of credit from a private investor. Interest is 12% per annum. As additional consideration for the line of credit, the Company issued a total of 25,000 warrants to purchase 25,000 shares of common stock at $30 per share on or before August 12, 1997. The lines of credit are collateralized by (i) a first security interest [subordinate to the bank] in certain accounts receivable, inventory, and equipment and (ii) a security interest in the Company's shares of ATRE. These loans are personally guaranteed by two of the officers of the Company. On October 27, 1993, the Company was granted an extension on the total indebtedness of $752,042 to the private investor until April 15, 1995 or from the net proceeds of a public offering, whichever was earlier. On March 31, 1995, the Company owed a total of $812,455 of which $752,042 was principal and $60,413 was accrued interest payable. The Company was in default on the due date, however these obligations were assigned to the Company's Chief Executive Officer in May 1995. In July 1995, this obligation of $752,042 was converted to shares of common stock and the $60,413 of accrued interest was expensed.

On August 31, 1995, the Company renewed a revolving line of credit with an investor. The revolving line of credit is for up to a maximum of $1,250,000 with a commitment to borrow a minimum of $2,000,000 during a one year period. This loan is made in amounts which is equal to 70% of the pledged invoice's amount and it is secured by a first security interest in certain accounts receivable and personally guaranteed by an officer of the Company. Repayment is to be made upon receipt of any payment of pledged invoices, with interest rates of 3% for within 30 days, 6% for within 60 days, and 9% for after 60 days. As of March 31, 1996, the outstanding loan balance was $1,447,050.

On November 10, 1993, the Company obtained an additional revolving line of credit up to a maximum of $400,000 from another private investor. This loan is made in amounts equal to 92.75% of the pledged invoices amount and is secured by
(i) a first interest in certain accounts receivable from five specific customers, (ii) personal guarantee by two of the officers of the Company. As of March 31, 1994, the Company owed $414,475 including accrued loan fee of 7.25% from pledged invoice amounts. Interest rate shall be 18% per annum for repayment not made within 90 days. As of March 31, 1996 and 1995, the Company owned $-0-and $115,000, respectively.

At March 31, 1995, the Company had not been granted an extension beyond its extended due date with General Bank of February 28, 1995 and was not in compliance with various financial requirements under the bank line of credit. On July 14, 1995, the Company paid off the bank line of credit in its entirety. The certificates of deposit, the accounts receivable and inventory at March 31, 1995 were pledged as collateral against the bank loans of $1,598,973 for the year ended March 31, 1995. The notes were secured by personal assets of two of the Company's officers who also gave personal guarantees.

In March 1993, a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with interest of 10% per annum until November 14, 1999. The balance due at March 31, 1996 was $181,538.

On November 18, 1995, the Company entered into a loan agreement for $200,000 with an individual and a Company with interest at a rate of 50%. Principal and interest were due on February 18, 1996. At March 31, 1996, the outstanding balance on this loan was $150,000. The Company was in default on the loan agreement. As of July 10, 1996, this loan was paid off.

Louis Chase, the former Senior Vice President and a Director of the Company is an owner of National Media, Inc. ("National Media"). On January 8,1990, the Company entered into a ten year agreement with National Media, whereby the Company agreed to manage all phases of National Media's production equipment. The Company had been paying National Media $88,032.36 annually for the use of all production equipment. In addition, on January 6, 1992, the Company signed an agreement with Sony Corp. of America to guarantee an equipment lease that Sony extended to National Media, Inc. In the event National Media Inc. fails to pay Sony, the Company will be responsible for the payments. The monthly lease payment was $8,285 and expired on December 31, 1993. For the year ended March 31, 1994, the Company has paid $99,420 to Sony on behalf of NMI. The Company treated this payment as equipment rental expense. Commencing April 1, 1994, the Company pays NMI $161,999.76 annually for the use of all their equipment. National Media had agreed to replace any equipment which becomes obsolete, based on industry standards. The Company also had an option to purchase the production equipment during the length of the agreement at an agreed upon fair market value. On December 21, 1995, Louis Chase resigned and terminated his employment agreement with the Company as part of a settlement agreement. Effective January 1, 1996 and ending December 31, 1996, the Company entered into a monthly $10,000 consulting agreement with this individual. The individual agreed to surrender 30,769 shares of preferred stock and 10,000 shares of common stock upon execution of the settlement agreement in consideration for 5% of net profits of the Company for the fiscal years ended March 31, 1997 and 1998.

On April 13, 1995, the Company's Board of Directors approved the spin-off of the Custom Duplication business to Central Video, a Mexican company. Pursuant to this transaction, Thomas Cheng, the Company's former President and the General Manager of Central Video, USA Operations surrendered his employment contract and returned 146,654 shares of the Company's Preferred Stock back to the Company as treasury stock. The consideration for the sale was $750,000 of future duplication services. The Company has agreed Central Video a minimum of $2,500,000 a year of production orders for a three year period and also agreed to pay Thomas Cheng a 3% commission on orders placed with Central Video.

In 1991, the Company had entered into employment agreements with four officers of the Company for annual compensation totaling $442,500 plus bonuses and expenses. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. As of March 31, 1996, there are two employment agreements in effect for annual compensation totaling $240,000. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum.

In connection with a settlement agreement and cancellation of an employment agreement reached in July of 1994, the Company has agreed to cancel a loan receivable for $56,226 from Edward Winter, a former employee and director of the Company. In consideration for its agent, Mr. Winter has agreed to return 26,269 shares of convertible preferred stock to the Company. The Company agreed to pay to Mr. Winter one months severance pay and one months vacation pay for $22,500. The Company paid a total of $75,000 as a settlement on a ten year employment agreement in various payments through September 1994.

On April 13, 1995, the Board of Directors approved the spin-off of its custom duplication business. Pursuant to this transaction, the Company's former President surrendered his employment contract and returned 146,654 shares of the Company's preferred stock back to the Company as treasury stock. Equipment with a carrying value of approximately $170,000 was transferred from the Company and the Company's former President assumed all remaining obligations on these assets of approximately $75,000. The Company agreed to a non compete agreement with this new custom duplication venture by the Company's former President.

On May 8, 1995, the Company closed the sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The President of Central Video is the former President of the Company. The Company is receiving $750,000 of future duplication services and is giving up equipment with a value of approximately $630,000. In addition, Central Video entered into a sublease for the remaining thirteen month lease. The Company has guaranteed the Company's former President a minimum of $2,500,000 a year production orders for the next three years. Central Video has agreed to provide a maximum of a $3,000,000 90 day credit line to the Company. The Company has agreed to pay the Company's former President a 3% commission on orders the Company places with Central Video.

In May of 1995, three debt obligations totaling $1,131,434 were assigned to the Company's Chief Executive Officer. This officer issued promissory notes to the three entities. On July 19, 1995, the Chief Executive Officer of the Company converted the three debt obligations totaling $1,131,434 into 8,212,785 shares of the Company's common stock. The conversion was effectuated at a 38% premium rate of .138 per share of common stock. The market value at the time of conversion was .10 per share of common stock.

On June 20, 1995, the Company accepted an offer by an unaffiliated Company to convert an outstanding obligation for 2,538,446 shares of the Company's common stock. The conversion is effectuated at $.26 per share of common stock. The market value at the time of conversion was $.10 per share of common stock.

On April 23, 1996, the Board of Directors agreed to cancel the existing $86,636 stock subscription receivable.

The Board of Directors agreed on April 23, 1996, to propose at its next annual meeting to increase its authorized shares to 100,000,000 shares of common stock.

The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum.

On April 23, 1996, the Company engaged Arden Ltd to arrange either debt or equity financing for the Company and agreed to grant a total of 1,000,000 options exercisable within three years of grant at $.10 per share.

The Company engaged Wharton Capital for three months commencing April 1, 1996 to arrange a line of credit of $2,000,000 or more for a 2% commission at closing.

In May and June of 1996, the Company engaged three consultants for total fees of $11,000 monthly for a period of six months. In addition to the monthly compensation, the Company will repay the consultant for business expenses and the consultants received 400,000 options with an exercise price of $.25 per share. All parties agreed that total expenses will not exceed $5,000 per month. Another financial consultant received options for 25,000 shares per month for 24 months exercisable at $.25 per share for three years.

The Company accepted a $1,000,000 convertible debenture on April 23, 1996, with 10% interest and a 7% commission. If the shares are converted they will be purchased by an off shore Company under Regulation S and the company will grant options based upon a formula for one year and will have a four month lock up period. As of June 6, 1996, the Company has received $551,000 on these debentures.

The Company entered into an agreement with a financial consulting firm for a total of 1,000,000 options at $.25 per share exercisable for three years for financial services.

The Company believes each of the foregoing transactions are on terms no less favorable than could be obtained from unaffiliated third parties.

                                     PART IV

Item 13. Exhibits, Financial Statement
         Schedules and Reports on Form 8-K

Reports on Form 8-K.

  None.

Exhibits.
  The following is a list of exhibits filed as part of this filing. Where so indicated by footnote, the exhibits have been previously filed and are hereby incorporated by reference.

Exhibit No.

  2.1 Agreement dated December 28, 1990, by and among the Company, the California Subsidiary and the shareholders of the California Subsidiary*****

  3.1   Articles of Incorporation, as amended**

  3.2   By-laws, as amended**

  4.1   Certificate for shares of Common Stock**

  10.1 Agreement between the Registrant and the California Subsidiary, as amended on March 13,
        1989***

  10.2 Agreement between the Registrant and Aims Media, Inc., dated October 12, 1988**

  10.3 Agreement between Registrant and Hollywood Video, Inc., dated May 18, 1988**

  10.4 Employment Agreement between the Registrant and Jeffrey I. Schillen, dated January 1, 1989**

  10.5 Sublease agreement between National Media and the Registrant, dated March 1, 1989, for property leased at 920 Route 33, Freehold, New Jersey**

  10.6  Registrant's Incentive Stock Option Plan, effective January 1, 1989**

  10.7  Registrant's Restricted Stock Plan, effective May 25, 1989**

  10.8  Consulting Agreement between Registrant and Hibbard Brown & Co., Inc**

  10.9 Amended Agreement between the Registrant and the California Subsidiary dated September 9,
        1989****

  10.10 Agreement between the Registrant and Imageways, Inc., dated February 1, 1990****

  10.11 Agreement between the Registrant and Majestic Entertainment, Inc., dated February 2,
        1990****

  10.12 Agreement between the Registrant and American Media, Inc., dated January 1, 1990****

  10.13 Agreement between the Registrant and Coe Films, Inc., dated February 15, 1990****

  10.14 Agreement between the Registrant and the California Subsidiary, dated December 29,
        1990****

  10.15 Employment Agreement between James Lu and the Company's California Subsidiary*

  10.16 Form of Exclusive Agreement with Independent Distributors of Multi-Level Marketing
        Company*

  10.17 Lease for Office Space in Anaheim, California*

  10.18 Employment Agreement between Edward Winters and the Company's California Subsidiary*

  10.19 Employment Agreement between Thomas Cheng and the Company's California Subsidiary*

  10.20 Loan Agreement and Related Documents between General Bank and the California Subsidiary dated December 27, 1990*

  10.21 Unsecured Promissory Notes of certain stockholders of the Company, aggregating $1,380,000*

  10.22 $150,000 Promissory Note to Hibbard Brown & Co., Inc. dated September 11, 1991*

  10.23 $50,000 Promissory Note to Hibbard Brown & Co., Inc. dated September 24, 1991*

  10.24 $100,000 Promissory Note to Hibbard Brown & Co., Inc.
     dated October 2, 1991*

  10.25 Form of Agreement by and between JVC and the Company dated June 25, 1991*

  10.26 Agreement by and between Macrovision Corporation and the Company dated May 23, 1991*

  10.27 General Bank Loan Extension Agreements*

  10.28 Employment Agreement between Roger Wu and the Company's California Subsidiary*

  10.29 $500,000 Promissory Note to First National Realty Associates, Inc. dated June 28, 1991*

  10.31 Form of Financial Consulting Agreement by and between the Company and Hibbard Brown &
        Co., Inc.(1)

  10.32 $510,000 Promissory Note to Hibbard Brown & Co., Inc. dated as of July 9, 1992.

  22.1  Subsidiaries*

* Incorporated by reference to Registrant's Registration Statement on Form S-1, No. 33-4213
        dated November 29, 1991.

**      Incorporated by reference to Registrant's Registration  Statement on Form S-18, No. 33-33997.

*** Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-18 filed with the Securities and Exchange Commission on June 14, 1989 under Registration Number 33-27596.

**** Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-18 filed with the Securities and Exchange Commission on August 11, 1989 under Registration Number 33-27596.

***** Incorporated by reference to the Company's proxy statement dated June 11, 1991.

                                    SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Anaheim, California
        July 15, 1996
                                       DIAMOND ENTERTAINMENT CORP.


                                       By:/s/ James. K.T. Lu
                                          James K.T. Lu
                                          Chairman of the Board,
                                          Chief Executive Officer;
                                          President; Secretary and
                                          Director

                                       By:/s/ Thomas Sung
                                          Thomas Sung
                                          Principal Financial Officer and
                                          Treasurer

  Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature                              Title                         Date


/s/ James K.T. LU                   Chairman of the Board         July 15, 1996
- -------------------------
James K.T. Lu                       Chief Executive
                                    Officer; President;
                                    Secretary and Director


                                    Executive Vice                July 15, 1996
Jeffrey I. Schillen                 President Sales and
                                    Marketing and Director


Murray T. Scott                     Director                      July 15, 1996

                                    SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Anaheim, California
        July 15, 1996
                                       DIAMOND ENTERTAINMENT CORP.



                                       By:
                                          James K.T. Lu
                                          Chairman of the Board,
                                          Chief Executive Officer;
                                          President; Secretary and
                                          Director


                                       By:
                                          Thomas Sung
                                          Principal Financial Officer and
                                          Treasurer

  Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature                              Title                         Date

                                    Chairman of the Board         July 15, 1996
James K.T. Lu                       Chief Executive
                                    Officer; President;
                                    Secretary and Director


                                    Executive Vice                July 15, 1996
Jeffrey I. Schillen                 President Sales and
                                    Marketing and Director


                                    Director                      July 15, 1996
Murray T. Scott

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DIAMOND ENTERTAINMENT CORPORATION
                                    Registrant



                                    By: /s/ James Lu
                               James Lu, Chairman of the Board, Chief Executive
                                    Officer; President; Secretary and Director
dated: July 15, 1996