Form 10-Q
period 1996-06-30
DIAMOND ENTERTAINMENT CORP
filed 1996-08-09
CIK 847420

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    June 30, 1996
                               ------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                                              to

For Quarter Ended                    Commission File Number              0-17953

                        DIAMOND ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

               New Jersey                                            22-2748019
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

16818 Marquardt Avenue, Cerritos, California                            90703
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (310) 921-3999
                                    -----------------------------------------


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

                                    Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding as of August 9, 1996
     -------------                           --------------------------------

Common Stock, No Par Value                         12,894,941

Convertible Preferred Stock, No Par Value             483,251

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


INDEX
- ------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1:...................................................Financial Statements

        Balance Sheet as of June 30, 1996 [Unaudited] .............. 1.....2

        Statements of Operations for the three months ended June 30,
        1996 and 1995 [Unaudited]................................... 3.....

        Statement of Stockholders' Equity for the three months ended June 30,
        1996 [Unaudited]............................................ 4.....

        Statements of Cash Flows for three months ended June 30, 1996 and 1995 [Unaudited]........................................ 5.....6

        Notes to Financial Statements [Unaudited]................... 7.....12

Item 2:......Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................13.....16

        Signature...................................................17.....





                          .   .   .   .   .   .   .   .



Item 1:

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------



Assets:
Current Assets:
  Accounts Receivable - Trade - Net                                     $ 1,150,803
  Inventory                                                               1,576,639
  Prepaid Expenses and Deposits                                              39,732
  Other Receivables                                                          11,972
                                                                        -----------

  Total Current Assets                                                    2,779,146

Property and Equipment:
  Leasehold Improvements                                                     21,599
  Furniture, Fixtures and Equipment                                         726,021

  Total - At Cost                                                           747,620
  Less:  Accumulated Depreciation                                           519,402

  Property and Equipment - Net                                              228,218
                                                                        -----------

Film Masters and Artwork                                                  4,126,275

Less:  Accumulated Amortization                                           3,607,468

  Total Film Masters and Artwork - Net                                      518,807
                                                                        -----------

Other Assets:
  Accounts Receivable - ATRE                                              1,557,838
  Investment in ATRE                                                         50,000
  Idle Assets                                                                90,931
  Officer's Loan Receivable                                                  13,969
  Other Assets                                                               23,814
                                                                        -----------

  Total Other Assets                                                      1,736,552

  Total Assets                                                          $ 5,262,723
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.


                                         1


DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Cash Overdraft                                                        $   206,548
  Accounts Payable                                                        1,957,063
  Convertible Promissory Notes Payable                                    1,108,488
  Notes Payable                                                           1,037,233
  Royalties Payable                                                          52,181
  Lease Obligations Payable                                                   5,586
  Accrued Expenses                                                          588,154
  Customer Deposit                                                            3,372
                                                                        -----------

  Total Current Liabilities                                               4,958,625

Long-Term Liabilities:
  Notes Payable                                                             129,721
  Lease Obligations Payable                                                   4,500

  Total Long-Term Liabilities                                               134,221

Commitments and Contingencies [5]                                                --

Stockholders' Equity:
  Convertible  Preferred  Stock - No Par  Value,  1,000,000  Shares  Authorized,
   656,174   Issued  as  of  June  30,  1996  [of  which  172,923  are  held  in
   Treasury]376,593

  Common Stock - No Par Value, 15,000,000 Shares Authorized; 12,894,941 Shares
   Issued and Outstanding at June 30, 1996                                9,611,834

  Additional Paid-in Capital                                             (1,310,231)

  Retained Earnings [Deficit]                                            (8,433,516)

  Totals                                                                    244,680
  Less: Treasury Stock [Preferred] - At Cost                                (48,803)
        Deferred Costs [5H]                                                 (26,000)

  Total Stockholders' Equity                                                169,877

  Total Liabilities and Stockholders' Equity                            $ 5,262,723
                                                                        ===========



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         2


DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                             Three months ended
                                                                   June 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Sales - Net                                                $1,430,221   $ 3,632,000

Cost of Sales                                                 908,122     2,252,858
                                                           ----------   -----------

  Gross Profit                                                522,099     1,379,142
                                                           ----------   -----------

Operating Expenses:
  Selling Expenses                                            343,710       735,233
  General and Administrative Expenses                         573,211       391,664
  Provision for Doubtful Accounts                              30,208         8,493
  Factoring Fees                                              124,684       206,300
  Financing Costs - Non-Cash [6F][8C]                          50,000            --
  Consulting Costs - Non-Cash [5H]                             24,000            --
                                                           ----------   -----------

  Total Operating Expenses                                  1,145,813     1,341,690
                                                           ----------   -----------

  Operating [Loss] Income                                    (623,714)       37,452
                                                           ----------   -----------

Other [Income] Expenses:
  Interest Expense                                             22,355       131,726
  Interest Income - Related Party                             (38,408)     (117,082)
                                                           ----------   -----------

  Total Other [Income] Expenses - Net                         (16,053)       14,644
                                                           ----------   -----------

  [Loss] Income Before Taxes                                 (607,661)       22,808

Provision for Income Taxes                                         --            --
                                                           ----------   -----------

  Net [Loss] Income                                        $ (607,661)  $    22,808
                                                           ==========   ===========

  Net [Loss] Income Per Share                              $     (.04)  $       .01
                                                           ==========   ===========

  Weighted Average Number of Shares Outstanding            13,837,280     3,086,049
                                                           ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.



DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
- ------------------------------------------------------------------------------




                        Convertible                                                              Treasury
                      Preferred Stock     Common Stock      Additional Retained    Stock         Stock               Total
                     Number of           Number of           Paid-in  Earnings     Subscription  [Preferred]Deferred Stockholders'
                      Shares  Amount    Shares   Amount      Capital  [Deficit]     ReceivableAt  Cost      Costs       Equity

 Balance-April 1,1996 483,251 $376,593 12,894,941 $9,611,834 $(1,410,23$)(7,825,855) (86,636)    (48,803)   --             $616,902

Stock Options Issued [5H][6F][8C]-- --        --        --    100,000       --      --       --           (100,000)             --

Financing Expense [6F][8C]  --      --        --        --         --       --      --       --             50,000          50,000

Consulting Expense [5H]     --      --        --        --         --       --      --       --             24,000           24,000

Stock Subscription Canceled --      --        --        --         --       --         86,636                                86,636

Net [Loss] for the three months
  ended June 30, 1996       --      --        --        --         -- (607,661)     --       --                            (607,661)
                       ------- -------  --------  --------  --------- --------                 ------      -------         -------
balance - June 30, 1996 483,251 376,593 12,894,941 $9,611,834 $(1,310,23$)(8,433,516) --         $(48,803)$(26,000)        $169,877
                         ============== =============================== ==========   ===          ======== ========        ========



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         4

DIAMOND ENTERTAINMENT CORPORATION
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------



                                                             Three months ended
                                                                   June 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

  Net Cash - Operating Activities                          $ (471,072)  $    99,850
                                                           ----------   -----------

Investing Activities:
  Advances to ATRE                                                 --       (47,300)
  Proceeds from Sale of Equipment                                  --         4,000
  Capital Expenditures                                         (4,941)      (20,904)
  Masters and Artwork                                         (67,106)      (35,286)
  Maturity of Certificate of Deposit                               --       600,000
  Proceeds from Employee Advances                              (4,540)       (3,345)
                                                           ----------   -----------

  Net Cash - Investing Activities                             (76,587)      497,165
                                                           ----------   -----------

Financing Activities:
  Proceeds from Convertible Promissory Notes                1,108,488            --
  Proceeds from Notes Payable                               1,693,016            --
  Payments of Notes Payable                                (2,403,391)   (1,298,667)
  Payments of Leases Payable                                   (1,620)      (32,952)
  Cash Overdraft                                              151,166       734,604
                                                           ----------   -----------

  Net Cash - Financing Activities                             547,659      (597,015)
                                                           ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents             --            --

Cash and Cash Equivalents - Beginning of Years                     --            --
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Years                 $       --   $        --
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                              $   10,580   $   121,000
     Income Taxes                                          $       --   $        --




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

  During the three months ended June 30, 1996, the Company recorded a non-cash consulting expense of $24,000 for 475,000 options granted to a financial consultant and a non-cash financing cost of $50,000 for a total of 2,000,000 options granted to consultants in connection with commitments for additional financing for the Company [See Notes 5H, 6F and 8C].


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
- ------------------------------------------------------------------------------



[1]  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments which are necessary in order to make the financial statements not misleading. The results of operations for any interim period are not necessarily indicative of the results for the full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-KSB for the year ended March 31, 1996.

[2] Accounts Receivable

Accounts receivable at June 30, 1996 are shown net of an allowance for doubtful accounts of approximately $366,000. Substantially all of the accounts receivable at June 30, 1996, have been pledged as collateral for the line of credit [See
Note 6B].

[3] Inventory

Inventory consists of:
                                            June 30,    March 31,
                                             1 9 9 6     1 9 9 6


Raw Materials                             $  146,101  $  137,765
Finished Goods                             1,430,538   1,214,848
                                          ----------  ----------

  Totals                                  $1,576,639  $1,352,613
  ------                                  ==========  ==========

[4A] Related Parties Receivables

At June 30, 1996, the Company was owed $13,969 from the President of the Company. Interest of $408 was accrued for the June 30, 1996 quarter at 10%.

[4B] American Top Real Estate ["ATRE"]

Investment - The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method. The investee has not incurred any significant earnings or losses to date, therefore, this investment does not reflect any adjustments for earnings and losses.

Proposed Sale of ATRE Real Estate Parcel - In May 1995, ATRE entered into a sales agreement for two acres of land for approximately $940,000. In December of 1995, the sale for one parcel of land was closed and the Company received their portion of the proceeds from ATRE of $48,475, which was used to reduce the accounts receivable from ATRE. The closing for the other parcel of land is anticipated to be August of 1996 with proceeds to be reinvested into property improvements. It is anticipated that in 1997 monies will be received by the Company for reimbursement of monies reinvested from the proceeds of sales of property. There are two additional parcels of property to be sold.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
- ------------------------------------------------------------------------------



[4B] American Top Real Estate ["ATRE"] [Continued]

Accounts Receivable - The Company has a receivable [including interest] from ATRE of $1,557,838 as of June 30, 1996. This balance includes interest income of $38,000 for the three months ended June 30, 1996 at an annual rate of 10%.

[5] Commitments

[A] Accounts Payable - The Company is currently delinquent on a significant amount of its accounts payable.

[B] Employment Agreements - As of June 30, 1996, there are two employment agreements in effect for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum.

[C] Transfer of Custom Duplication Business - On April 13, 1995, the Board of Directors approved the transfer of its custom duplication business. Pursuant to this transaction, the Company's former President surrendered his employment contract and returned 146,654 shares of the Company's preferred stock back to the Company as treasury stock. Equipment with a carrying value of approximately $170,000 was transferred from the Company and the Company's former President assumed all remaining obligations on these assets of approximately $75,000. The Company agreed to a non compete agreement with this new custom duplication venture by the Company's former President.

[D] Sale of Multi Media Assets - On May 8, 1995, the Company closed a sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The President of Central Video is the former President of the Company. The Company received $750,000 of duplication services and surrendered equipment having a book value of approximately $630,000. In addition, Central Video entered into a sublease for the remaining thirteen month lease. The Company has guaranteed the Company's former President a minimum of $2,500,000 a year of production orders for the next three years. Central Video has agreed to provide a maximum of a $3,000,000 90 day credit line to the Company. The Company has agreed to pay the Company's former President a 3% commission on orders the Company places with Central Video.

[E] Termination of Employment - On December 21, 1995, an officer and director of the Company resigned and terminated his employment agreement with the Company as part of a settlement agreement. Effective January 1, 1996 and ending December 31, 1996, the Company entered into a monthly $10,000 consulting agreement with this individual. The individual agreed to surrender 30,769 shares of preferred stock and 10,000 shares of common stock upon execution of the settlement agreement in consideration for 5% of net profits of the Company for the fiscal years ended March 31, 1997 and 1998.

[F] Production Agreement - On December 21, 1995, the Company entered into a production contract agreement for annual minimum orders totaling $500,000 with a Company, whose sole owner is a former director and officer of the Company who resigned December 31, 1995. The Company also sold production equipment to this entity on January 1, 1996 for $45,000, which had a book value of $64,744.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
- ------------------------------------------------------------------------------



[5] Commitments [Continued]

[G] Duplication Agreement/Line of Credit - On January 3, 1996, the Company entered into a two year Duplication Agreement with a $200,000 revolving line of credit with a non-affiliated entity. The balance of the line of credit at June 30, 1996 was $188,300.

[H] Financial Consultant Commitments - In May and June of 1996, the Company engaged three consultants for total fees of $11,000 monthly for a period of six months. In addition to the monthly compensation, the Company will repay the consultants for business expenses. All parties agreed that total expenses will not exceed $5,000 per month. Another financial consultant received 400,000 options with an exercise price of $.25 per share and options for 25,000 shares per month for 24 months exercisable at $.25 per share for three years after the services are rendered. The Company recorded deferred consulting costs of $50,000 for the options to purchase 1,000,000 shares and expensed $24,000 in the three months ended June 30,1996. The balance of $26,000 will be expensed over the remaining twenty-one months. The Company recorded the deferred consulting cost of $50,000 in April for the fair value of the options granted. The fair value of the options was determined based upon the fair value of services rendered in April, May and June of 1996 by the consultant.

[6] Notes Payable

Notes payable consist of the following:

                                    J u n e  3 0,  1 9 9 6
               -------------------------------------------
               Factor  Interest
  Type of Loan   Fee    Expense  Amount   Current  Long-Term Rate     Due Date

Loan Agreement $C) --   $3,000  $    --   $    --  $    --    50%      February. 18, 1996
Installment Loan (A)--   4,400  170,989    44,923  126,066    10%      November 14, 1999
Line of Credit (B)124,684   --  915,987   915,987       --    Various  Revolving Line of Credit
Auto Loan          --      455    5,542     4,366    1,176     12%     September 3, 1997
Notes Payable   (D)  --    3,000   74,436    71,957    2,479    14%    1997
Convertible
  Debenture (F)    --   11,500  1,108,488 1,108,488     --     10%      October 1996
               ------   ------  --------- ----------------

  Totals       $124,684 $22,355 $2,275,442$2,145,72$129,721
  ------       ======== ======= ===========================

[A] Installment Loan - In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with interest of 10% per annum until November 14, 1999. The balance due at June 30, 1996 was approximately $171,000.

[B] Line of Credit - On August 31, 1995, the Company renewed a revolving line of credit with an investor. The revolving line of credit is for up to a maximum of $1,250,000 with a commitment to borrow a minimum of $2,000,000 during a one year period. This loan is made in amounts which is equal to 70% of the pledged invoice's amount and it is secured by a first security interest in certain accounts receivable and personally guaranteed by an officer of the Company. Repayment is to be made upon receipt of any payment of pledged invoices, with interest rates of 3% for within 30 days, 6% for within 60 days, and 9% for after 60 days. As of June 30, 1996, the outstanding loan balance was $915,987.

[C] Loan Agreement - On November 18, 1995, the Company entered into a loan agreement for $200,000 with an individual and a Company with interest at a rate of 50%. Principal and interest were due on February 18, 1996. At June 30, 1996, this loan was repaid.

[D] Note Payable for Equipment - On May 8, 1995, the Company closed the sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000. The Company has classified the obligation for the equipment as notes payable.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
- ------------------------------------------------------------------------------



[6] Notes Payable [Continued]

[E] Commitment for Line of Credit - The Company engaged an entity for three months commencing April 1, 1996 to arrange a line of credit for working capital purposes of $2,000,000 or more with a 2% commission at closing. The Company received a commitment for a credit line of $2,500,000 of which $500,000 is guaranteed by the Company's President. The Company will assign the accounts receivable and inventory and will pay interest at 3% per annum plus the lenders prime rate. Fees and charges may be charged in addition to interest.

[F] Convertible Promissory Notes Payable - During the June 1996 quarter, the Company negotiated convertible promissory notes with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. If the notes are converted they will be purchased by several off shore Companies under Regulation S. In conjunction with the debentures, the company granted options for a total of 1,000,000 options exercisable at $.25 per share to two consultants for consulting agreements. As of June 30, 1996, the Company received approximately $1,108,488 on these debentures. Interest expense of $11,500 and a commission fee of approximately $78,000 was recorded for the three months ended June 30, 1996. For the three months ended June 30, 1996, the Company recorded a financing cost of $25,000 for the fair value of the options granted. The fair value of the options was determined based upon the fair value of services received by the Company in May and June of 1996.

In July of 1996, the Company received an additional $149,500 on the convertible debentures.

[7] Income Taxes

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

[8] Capital Stock and Options

[A] Stock Subscription Receivable - On April 23, 1996, the Board of Directors agreed to cancel the existing $86,636 stock subscription receivable. The Company recorded the $86,636 as compensation expense.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
- ------------------------------------------------------------------------------


[8] Capital Stock and Options [Continued]

[B] Authorized Shares - The Board of Directors agreed on April 23, 1996, to propose at its next annual meeting to increase its authorized shares to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

[C] Options Granted - On April 23, 1996, the Company engaged an entity to arrange either debt or equity financing for the Company and agreed to grant a total of 1,000,000 options exercisable within three years of grant at $.10 per share. The Company recorded a financing cost of $25,000 in June of 1996 for the fair value of the options granted. The fair value of the options was determined based upon the fair value of services received by the Company in May and June of 1996.

[D] Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize cost in accordance with APB 25 [Accounting for Stock Issued to Employees].

[9] Earnings Per Share

Earnings per share are based on the weighted average number of common shares outstanding for the three months ended June 30, 1996 and 1995 as restated to include the number of shares issued in the business combination with TAV reflecting conversion for a preferred share of stock into 1.95 shares of common stock. The weighted average number of shares have been adjusted for all periods to reflect the one-for-twenty reverse stock split effected on July 2, 1993. The effect of share equivalents is included when dilutive.

[10] Litigation

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

[11] Going Concern

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred net losses for the years ended March 31, 1996 and 1995 of $286,003 and $1,958,468, respectively and has a negative working capital deficit at March 31, 1996 of $1,711,626. The Company has also been experiencing difficulties in paying its vendors on a timely basis and was in default on a loan agreement. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are (i) to sell parcels of property owned by ATRE [50% owned by the Co.] located in Vancouver, WA, (ii) to further upgrade and increase its products lines and thus reach a consistently higher gross profit margin mix and realize profitability, (iii) to seek another asset base lending line of credit and (iv) to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
- ------------------------------------------------------------------------------



[12] New Authoritative Pronouncements

The FASB has issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on April 1,1995. The adoption did not have a material impact on the Company's financial position or results of operations. In October of 1994, the FASB issued SFAS No. 119, "Disclosure above Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 were implemented on April 1,1996. The FASB has also issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock Based Compensation." The Company adopted SFAS No. 121 and SFAS No. 123 on April 1, 1996. The FASB has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." which is effective for transactions occurring after December 31, 1996. SFAS No. 125 is not expected to have a material impact on the Company's financial statements.

[13] Financial Instruments

The following table summarizes the carrying amount and estimated fair value of the company's significant financial instruments all of which are held for nontrading purposes:

                                            June 30, 1996
                                        Carrying   Estimated
                                         Amount   Fair Value

Other Receivable                       $  11,972  $   11,972
Long-Term Debt                         $ 134,221  $  134,221

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





                    .  .  .  .  .  .  .  .  .  .  .  .  .  .

Item 2:

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Three months ended June 30, 1996 compared with the three months ended June 30, 1995

Results of Operations

The Company's operating loss for the three months ended June 30, 1996 was $623,714 as compared to an operating income of $37,452 for the same period last year. This decrease in operating income was primarily attributable to a reduced gross profit that could not support the operating expenses of the Company.

The Company's sales for the three months ended June 30, 1996 and 1995 were $1,430,221 and $3,632,000, respectively. The decrease in sales of approximately $2,200,000 is primarily attributable to the Company's lack of working capital to provide the Company the ability to deliver orders. Management believes it has a well established customer base, including some of the nation's leading national and regional chain stores, department stores, supermarkets and similar types of retail outlets. This customer base could provide a platform to grow its business by expanding the number and variety of products sold through its existing channels, as well as expand them to new customers, both domestically and overseas. Additionally, management intends to expand its product offerings into higher growth and higher margin business of CD-ROM distribution, through the licensing of family entertainment or "Edu-tainment" CD-ROM titles, either individually or on a bundled basis, or through the acquisition on an existing distribution company focused on the distribution of these products.

Cost of sales for the three months ended June 30, 1996 and 1995 were $908,122 and $2,252,858 or 63% and 62% of sales, respectively.

Gross profit for the three months ended June 30, 1996 and 1995 were $522,099 and $1,379,142, or 37% and 38% of sales, respectively. The Company's gross profit decreased by 1% as a percentage of sales, for the three months ended June 30, 1996 as compared to June 30, 1995. Depreciation and amortization, included in the cost of sales, for the three months ended June 30, 1996 and 1995 were $112,100 and $220,814, respectively.

In August 1995, the Company signed an agreement to cease any further production or sale of certain videocassettes and to return the cassettes and masters to storage for to three years. The Company has written down the masters and inventory by approximately $100,000. The net realizable value for these idle assets is $90,931.

Operating expenses for the three months ended June 30, 1996 and 1995 were $1,145,813 and $1,341,690, respectively.

Interest expense for the three months ended June 30, 1996 and 1995 was $22,355 and $131,726, respectively. As of June 30, 1996, the outstanding bank debt was $-0-.

Liquidity and Capital Resources

The Company's working capital [deficit] at June 30, 1996 was $(2,179,479) as compared with a working capital [deficit] of $(1,711,626) at June 30, 1995. This increase in the working capital [deficit] of approximately $500,000 is primarily the result of the Company's net loss.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------


Three months ended June 30, 1996 compared with the three months ended June 30, 1995

Liquidity and Capital Resources [Continued]

Operations

For the three months ended June 30, 1995, cash generated from operations was $99,850 as compared to $471,072 of cash utilized for operations for the three months ended June 30, 1996. The primary reason for the increase in the deficit is the additional debt incurred to sustain operations. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

The Company has frequently been unable to pay its obligations for merchandise and services as they become due. The Company has not been operating profitably and it cannot be certain that it will earn sufficient profits in the foreseeable future which would permit the Company to meet its anticipated working capital needs. A lack of working capital has inhibited the Company's ability to deliver orders. Should the Company experience continued cash flow deficiencies and lack of profitability, additional financing may be required.

In May and June of 1996, the Company engaged three consultants for total fees of $11,000 monthly for a period of six months. In addition to the monthly compensation, the Company will repay the consultants for business expenses. All parties agreed that total expenses will not exceed $5,000 per month. Another financial consultant received 400,000 options with an exercise price of $.25 per share and options for 25,000 shares per month for 24 months exercisable at $.25 per share for three years after the services are rendered. The Company recorded deferred consulting costs of $50,000 for the options to purchase 1,000,000 shares and expensed $24,000 in the three months ended June 30,1996.

Investing

Capital expenditures and leases for the three months ended June 30, 1996 and 1995 were $4,941 and $20,904, respectively. For the three months ended June 30, 1996 and 1995, investments in masters and artwork were $67,106 and $35,286, respectively. Management continues to seek to acquire new titles to enhance its product lines.

Financing

The Company paid off the bank line of credit in July of 1995 lowering its interest burden. The Company believes that achieving improved bank financing, sales growth and obtaining profitability would provide the means of financial and operational support for the next twelve months. If any of these factors are not achieved, adverse effects could result. Should these adverse effects materialize, management intends to seek additional equity financing from unaffiliated individuals in private offerings and to secure an additional line of credit until operations generate a positive cash flow. If the Company is unsuccessful in obtaining additional equity or debt financing, the Company's liquidity and capital resources could be adversely affected. There can be no guarantee that the Company will be successful in these efforts.

The Company has a 50% real estate interest in ATRE. In May of 1995, the Company entered into a sales agreement for two acres of land for approximately $940,000. The Company received proceeds of $48,475 from ATRE on one parcel which closed in December of 1995. These proceeds reduced the receivable from ATRE. The closing for the other parcel of land is expected to be $550,000. The Company is required by the partnership agreement to make additional advances to the ATRE partnership in the next six months. A further delay in the sales of these parcels will require additional capital contributions to be made. These additional capital contributions by the Company and any further delay in the sales of these parcels will have a negative impact on the Company's financial position. Therefore, ATRE and the Company are seeking additional equity partners to inject capital to be used for ATRE's short- and long-term needs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Three months ended June 30, 1996 compared with the three months ended June 30, 1995

Liquidity and Capital Resources [Continued]

Financing [Continued]

On July 15, 1992, the Company signed a promissory note for $510,000 with a former Underwriter. $676,031 that was due April 1, 1995 and on June 15, 1995 was purchased by an unaffiliated company. On June 2, 1995, an agreement was reached to issue 2,538,446 shares of the Company's common stock for this obligation.

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

On August 31, 1995, the Company renewed a revolving line of credit with an investor. The revolving line of credit is for up to a maximum of $1,250,000 with a commitment to borrow a minimum of $2,000,000 during a one year period. This loan is made in amounts which is equal to 70% of the pledged invoice's amount and it is secured by a first security interest in certain accounts receivable and personally guaranteed by an officer of the Company. Repayment is to be made upon receipt of any payment of pledged invoices, with interest rates of 3% for within 30 days, 6% for within 60 days, and 9% for after 60 days. As of June 30, 1996, the outstanding loan balance was $915,987.

The Company engaged an entity for three months commencing April 1, 1996 to arrange a line of credit for working capital purposes of $2,000,000 or more with a 2% commission at closing. The Company received a commitment for a credit line of $2,500,000 of which $500,000 is guaranteed by the Company's President. The Company will assign the accounts receivable and inventory and will pay interest at 3% per annum plus the lenders prime rate. Fees and charges may be charged in addition to interest.

During the June 1996 quarter, the Company negotiated convertible promissory notes with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. If the notes are converted they will be purchased by several off shore Companies under Regulation S. In conjunction with the debentures, the company granted options for a total of 1,000,000 options exercisable at $.25 per share to two consultants for consulting agreements. As of June 30, 1996, the Company received approximately $1,108,488 on these debentures. Interest expense of $11,500 and a commission fee of approximately $78,000 was recorded for the three months ended June 30, 1996. For the three months ended June 30, 1996, the Company recorded a financing cost of $25,000 for the fair value of the options granted. In July of 1996, the Company received an additional $149,500 on the convertible debentures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------


Three months ended June 30, 1996 compared with the three months ended June 30, 1995

Liquidity and Capital Resources [Continued]

New Authoritative Pronouncements

The FASB has issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on April 1,1995. The adoption did not have a material impact on the Company's financial position or results of operations. In October of 1994, the FASB issued SFAS No. 119, "Disclosure above Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 were implemented on April 1,1996. The FASB has also issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock Based Compensation." The Company adopted SFAS No. 121 and SFAS No. 123 on April 1, 1996. The FASB has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." which is effective for transactions occurring after December 31, 1996. SFAS No. 125 is not expected to have a material impact on the Company's financial statements.

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

SIGNATURE
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                                          Diamond Entertainment Corporation





                                          s/s James K.T. Lu
                                          James K.T. Lu
                                          Chief Executive Officer, Secretary
                                          and Director
August 8, 1996