Form 10QSB
period 1996-09-30
DIAMOND ENTERTAINMENT CORP
filed 1996-11-13
CIK 847420

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1996    Commission File Number   0-17953

                        DIAMOND ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

              New Jersey                                     22-2748019
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            16818 Marquardt Avenue
            Cerritos, California                               90703
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:             (310) 921-3999
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                           Outstanding as of November 13, 1996
----------------------------------           -----------------------------------

Common Stock, No Par Value                              12,894,941

Convertible Preferred Stock, No Par Value                  483,251

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Balance Sheet as of September 30, 1996 [Unaudited] ......... 1.....2

        Statements of Operations for the three and six months ended
        September 30, 1996 and 1995 [Unaudited]..................... 3.....

        Statement of Stockholders' Equity for the six months ended
        September 30, 1996 [Unaudited].............................. 4.....

        Statements of Cash Flows for six months ended September 30, 1996 and 1995 [Unaudited]........................................ 5.....6

        Notes to Financial Statements [Unaudited]................... 7.....12

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................13.....16

Signature...........................................................17.....





                          .   .   .   .   .   .   .   .


Item 1:

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Accounts Receivable - Net                                             $ 1,557,496
  Inventory                                                               1,716,156
  Prepaid Expenses and Deposits                                              39,732
  Other Receivables                                                          26,697
                                                                        -----------

  Total Current Assets                                                    3,340,081

Property and Equipment:
  Leasehold Improvements                                                     26,448
  Furniture, Fixtures and Equipment                                         734,841

  Total - At Cost                                                           761,289
  Less:  Accumulated Depreciation                                           535,512

  Property and Equipment - Net                                              225,777
                                                                        -----------

Film Masters and Artwork                                                  4,234,773

Less:  Accumulated Amortization                                           3,703,722

  Total Film Masters and Artwork - Net                                      531,051
                                                                        -----------

Other Assets:
  Accounts Receivable - ATRE                                              1,520,238
  Idle Assets                                                                90,931
  Investment in ATRE                                                         50,000
  Officer's Loan Receivable                                                  52,009
  Employee Receivable                                                           844
  Other Assets                                                                9,326
                                                                        -----------

  Total Other Assets                                                      1,723,348

  Total Assets                                                          $ 5,820,257
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.


                                         1


DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Overdraft                                                        $   225,349
  Accounts Payable                                                        2,098,642
  Convertible Promissory Notes Payable                                    1,257,988
  Notes Payable                                                           1,604,600
  Royalties Payable                                                          64,899
  Lease Obligations Payable                                                   5,697
  Accrued Expenses                                                          617,321
  Customer Deposit                                                            3,371
  Related Party Payable                                                      33,525
                                                                        -----------

  Total Current Liabilities                                               5,911,392

Long-Term Liabilities:
  Notes Payable                                                             114,119
  Lease Obligations Payable                                                   2,139

  Total Long-Term Liabilities                                               116,258

Commitments and Contingencies [5]                                                --

Stockholders' Equity [Deficit]:
  Convertible Preferred Stock - No Par Value, 5,000,000
   Shares Authorized, 656,174 Issued as of September 30,
   1996 [of which 172,923 are held in Treasury]                             376,593

  Common Stock - No Par Value, 100,000,000 Shares
   Authorized; 12,894,941 Shares Issued and Outstanding
   at September 30, 1996                                                  9,611,834

  Additional Paid-in Capital                                             (1,310,231)

  Retained Earnings [Deficit]                                            (8,814,500)

  Totals                                                                   (136,304)
  Less: Treasury Stock [Preferred] - At Cost                                (48,803)
        Deferred Costs [5H]                                                 (22,286)

  Total Stockholders' Equity [Deficit]                                     (207,393)

  Total Liabilities and Stockholders' Equity [Deficit]                  $ 5,820,257
                                                                        ===========



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         2


DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                  Three months ended          Six months ended
                                      September 30,              September 30,
                                      -------------              -------------
                                  1 9 9 6       1 9 9 5     1 9 9 6        1 9 9 5
                                  -------       -------     -------        -------

Sales - Net                      $1,708,898  $ 2,898,521   $3,139,119   $ 6,530,521

Cost of Sales                     1,061,158    1,723,450    1,969,280     3,976,308
                                 ----------  -----------   ----------   -----------

  Gross Profit                      647,740    1,175,071    1,169,839     2,554,213
                                 ----------  -----------   ----------   -----------

Operating Expenses:
  Selling Expenses                  381,712      559,550      725,422     1,501,083
  General and Administrative Expenses480,466     410,301    1,053,677       801,965
  Factoring Fees                    111,606           --      236,290            --
  Financing Costs - Non-Cash [6D][8C]    --           --       50,000            --
  Consulting Costs - Non-Cash [5H]    3,714           --       27,714            --
  Bad Debt Expense                   30,000       10,000       60,208        18,493
                                 ----------  -----------   ----------   -----------

  Total Operating Expenses        1,007,498      979,851    2,153,311     2,321,541
                                 ----------  -----------   ----------   -----------

  Operating [Loss] Income          (359,758)     195,220     (983,472)      232,672
                                 ----------  -----------   ----------   -----------

Other [Income] Expenses:
  Interest Expense                   63,734       20,784       86,089       153,228
  Interest Income - Related Party   (42,508)          --      (80,916)     (117,800)
                                 ----------  -----------   ----------   -----------

  Other Expenses - Net               21,226       20,784        5,173        35,428
                                 ----------  -----------   ----------   -----------

  [Loss] Income Before Taxes       (380,984)     174,436     (988,645)      197,244

Provision for Income Taxes               --           --           --            --
                                 ----------  -----------   ----------   -----------

  Net [Loss] Income              $ (380,984) $   174,436   $ (988,645)  $   197,244
                                 ==========  ===========   ==========   ===========

  Net [Loss] Income Per Share    $     (.03) $       .02   $     (.07)  $      (.21)
                                 ==========  ===========   ==========   ===========

  Weighted Average Number of
   Shares Outstanding            13,837,280   11,142,023   13,837,280     6,608,702
                                 ==========  ===========   ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.



DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
[UNAUDITED]
------------------------------------------------------------------------------




                          Convertible                                                   Treasury           Total
                        Preferred Stock     Common Stock   Additional Retained   Stock    Stock        Stockholders'
                       Number of         Number of           Paid-in  EarningsSubscription[Preferred]DeferredEquity
                        Shares  Amount    Shares   Amount    Capital  [Deficit]ReceivableAt Cost   Costs [Deficit]

Balance - April 1, 1996  483,251 376,593 12,894,941 9,611,834 (1,410,231)(7,825,855)(86,636)(48,803)   --   616,902

Stock Options Issued             ]-- --        --        --    100,000       --      --       --    (100,000)     --
(5h ) (6d) (8c )

Financing Expense [6D][8C]  --      --        --        --         --       --      --       --      50,000   50,000

Consulting Expense [5H]     --      --        --        --         --       --      --       --      27,714   27,714

Stock Subscription Canceled --      --        --        --         --       --       86,636  --         --    86,636

Net [Loss] for the six months
  ended September 30, 1996  --      --        --        --         --     (988,645)     --       --    --    (988,645)
                          ---- -------  --------  --------  --------- --------  ------  -------  -------      --------

  Balance - September 30,
   1996                483,251 376,593 12,894,941 9,611,834(1,310,231)  (8,814,500) --     (48,803) (22,286)  (207,393)
                       ======= ======== ========= ========== ============ ========== ===  ========   ======== =========



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         4


DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                              Six months ended
                                                                 September 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------


  Net Cash - Operating Activities                          $(1,058,556) $ 1,055,405
                                                           -----------  -----------

Investing Activities:
  Proceeds from Maturity of CD                                     --       600,000
  Advances to ATRE                                            (30,000)      (62,300)
  Proceeds from ATRE                                           80,600            --
  Employee Advances                                                --          (830)
  Advances to Officers                                        (38,448)           --
  Capital Expenditures                                        (18,609)      (47,846)
  Masters and Artwork                                        (175,604)     (167,030)
                                                           ----------   -----------

  Net Cash - Investing Activities                            (182,061)      321,994
                                                           ----------   -----------

Financing Activities:
  Purchase of Treasury Stock                                       --       (35,803)
  Proceeds from Notes Payable                               4,399,440     3,762,343
  Proceeds from Convertible Promissory Notes Payable        1,257,988            --
  Payments of Notes Payable                                (4,582,908)   (5,102,045)
  Payments of Leases Payable                                   (3,870)      (77,341)
  Cash Overdraft                                              169,967        75,447
                                                           ----------   -----------

  Net Cash - Financing Activities                           1,240,617    (1,377,399)
                                                           ----------   -----------

  Net Increase in Cash and Cash Equivalents                        --            --

Cash and Cash Equivalents - Beginning of Periods                   --            --
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $       --   $        --
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                              $   53,096   $   121,000
     Income Taxes                                          $       --   $        --



The Accompanying Notes are an Integral Part of These Financial Statements.



                                         5

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------






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

  During the six months ended September 30, 1996, the Company recorded a non-cash consulting expense of $27,714 for 475,000 options granted to a financial consultant and a non-cash financing cost of $50,000 for a total of 2,000,000 options granted to two consultants in connection with commitments for additional financing for the Company [See Notes 5H, 6D and 8C].




The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



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

[2] Accounts Receivable

Accounts receivable at September 30, 1996 are shown net of an allowance for doubtful accounts of approximately $396,000. Substantially all of the accounts receivable at September 30, 1996, have been pledged as collateral for the line of credit [See Note 6C].

[3] Inventory

Inventory consists of:
                                          September 30,
                                             1 9 9 6


Raw Materials                             $  162,116
Finished Goods                             1,554,040

  Totals                                  $1,716,156

[4A] Related Parties Receivables

At September 30, 1996, the Company was owed $52,009 from the President of the Company. Interest of $1,148 was accrued for the six month ended September 30, 1996 at 10%.

[4B] American Top Real Estate ["ATRE"]

Investment - The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method. The investee has not incurred any significant earnings or losses to date, therefore, this investment does not reflect any adjustments for earnings and losses.

Sale of ATRE Real Estate Parcel - In May 1995, ATRE entered into a sales agreement for two acres of land for approximately $940,000. In December of 1995, the sale for one parcel of land was closed and the Company received $48,475. In September 1996, the other parcel was sold and proceeds were retained for future sewage construction needed for this 20 acre property, however, the Company received $80,600 from ATRE for the six months ended September 30, 1996. It is anticipated that in 1997 monies will be received by the Company for reimbursement of monies reinvested from the proceeds of sales of property.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[4B] American Top Real Estate ["ATRE"] [Continued]

Accounts Receivable - The Company has a receivable [including interest] from ATRE of $1,520,238 as of September 30, 1996. This balance includes interest income of $51,000 for the six months ended September 30, 1996 at an annual rate of 10%.

[5] Commitments and Contingencies

[A] Accounts Payable - The Company is currently delinquent on a significant amount of its accounts payable.

[B] Employment Agreements - As of September 30, 1996, there are two employment agreements in effect for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum.

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

[E] Termination of Employment - On December 31, 1995, an officer and director of the Company resigned and terminated his employment agreement with the Company as part of a settlement agreement. Effective January 1, 1996 and ending December 31, 1996, the Company entered into a monthly $10,000 consulting agreement with this individual. The individual agreed to surrender 30,769 shares of preferred stock and 10,000 shares of common stock upon execution of the settlement agreement in consideration for 5% of net profits of the Company for the fiscal years ended March 31, 1997 and 1998.

[F] Production Agreement - On December 31, 1995, the Company entered into a production contract agreement for annual minimum orders totaling $500,000 with a Company, whose sole owner is a former director and officer of the Company who resigned December 31, 1995. The Company also sold production equipment to this entity on January 1, 1996 for $45,000, which had a book value of $64,744.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------




[5] Commitments [Continued]

[G] Duplication Agreement/Line of Credit - On January 3, 1996, the Company entered into a two year Duplication Agreement with a $200,000 revolving line of credit with a non-affiliated entity. The balance as of September 30, 1996 was $344,800 which exceeds the line of credit.

[H] Financial Consultant Commitments - In May and June of 1996, the Company engaged three consultants for total fees of $11,000 monthly for a period of six months. In addition to the monthly compensation, the Company will repay the consultants for business expenses. All parties agreed that total expenses will not exceed $5,000 per month. Another financial consultant received 400,000 options with an exercise price of $.25 per share and options for 25,000 shares per month for 24 months exercisable at $.25 per share for services to be rendered. The Company recorded deferred consulting costs of $50,000 for the options to purchase the 1,000,000 shares and expensed $27,714 in the six months ended September 30, 1996. The balance of $22,286 will be expensed over the remaining eighteen months. The Company recorded the deferred consulting cost of $50,000 in April for the fair value of the options granted. The fair value of the options was determined based upon the fair value of services rendered by the consultant.

[6] Notes Payable

Notes payable consist of the following:

                                     S e p t e m b e r   3 0,  1 9 9 6
                        ----------------------------------------------
                       Interest
  Type of Loan          Expense  Amount   Current  Long-Term Rate     Due Date

Installment Loan (A) $9,971  $156,509  $42,390   $114,119 10%  November 14, 1999
Notes Payable (B)     7,324   23,638    23,638            14%  1997
Auto Loan              342    4,499     4,499       --    12%  September 3, 1997
Line of Credit (C)   15,267  1,534,073 1,534,073     --  Various  Revolving Line
       of Credit
Convertible Debenture (D)   --  1,257,988 1,257,988     --    10%  May 1997

  Totals                $32,904 $2,976,707 $2,862,58 $114,119
  ------                ======= ========== ========= =======

[A] Installment Loan - In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with interest of 10% per annum until November 14, 1999. The balance due at September 30, 1996. was approximately $156,419.

[B] Note Payable for Equipment - On May 8, 1995, the Company closed the sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000. The Company has classified the obligation for the equipment as notes payable.

[C] Commitment for Line of Credit - The Company engaged an entity for three months commencing April 1, 1996 to arrange a line of credit for working capital purposes of $2,000,000 or more with a 2% commission at closing. The Company received a commitment for a credit line of $2,500,000 of which $500,000 is guaranteed by the Company's President. The Company will assign the accounts receivable and inventory and will pay interest at 3% per annum plus the lenders prime rate. Prime rate at balance sheet date was 8.25%. Fees and charges may be charged in addition to interest. On August 30, 1996, this line of credit was successfully established.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[6] Notes Payable [Continued]

[D] Convertible Promissory Notes Payable - During the June 1996 quarter, the Company negotiated convertible promissory notes with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. If the notes are converted they will be purchased by several off shore Companies under Regulation S. In conjunction with the debentures, the company granted options for a total of 1,000,000 options exercisable at $.25 per share to two consultants for consulting agreements. As of September 30, 1996, the Company received approximately $1,258,000 on these debentures. Interest expense of $37,993 and a commission fee of approximately $88,000 was recorded for the six months ended September 30, 1996. For the six months ended September 30, 1996, the Company recorded a financing cost of $25,000 for the fair value of the options granted. The fair value of the options was determined based upon the fair value of services received by the Company in May and June of 1996.

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

[B] Authorized Shares - The Board of Directors agreed on April 23, 1996 to increase its authorized shares to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, which was approved at the August 23, 1996 annual shareholders meeting.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[8] Capital Stock and Options [Continued]

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[12] New Authoritative Pronouncements

The FASB has also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on April 1, 1995. SFAS No. 115 requires management to classify its investments in debt and equity securities as trading, held-to-maturity, and/or available-for-sale at the time of purchase and to reevaluate such determination at each balance sheet date. The Company does not anticipate that it will have many investments that will qualify as trading or held-to-maturity investments. Debt securities for which the Company does not have the intent or ability to hold to maturity will be classified as available-for-sale, along with most investments in equity securities. Securities available-for-sale are to be carried at fair vale, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized.

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 on April 1, 1996. Adoption of SFAS No. 121 did not have a material impact on the Company's financial statements. In the future, if the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"]Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on April 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.

[13] Financial Instruments

The following table summarizes the carrying amount and estimated fair value of the company's significant financial instruments all of which are held for nontrading purposes:

                                         September 30, 1996
                                        Carrying   Estimated
                                         Amount   Fair Value

Other Receivable                       $  26,697  $   26,697
Long-Term Debt                         $ 116,258  $  116,258

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

                    .  .  .  .  .  .  .  .  .  .  .  .  .  .

Item 2:

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Six months ended September 30, 1996 compared with the six months ended September 30, 1995

Results of Operations

The Company's operating loss for the six months ended September 30, 1996 was $983,472 as compared to an operating income of $232,672 for the same period last year. This decrease in operating income was primarily attributable to a reduction in sales that could not support the operating expenses of the Company.

The Company's sales for the six months ended September 30, 1996 and 1995 were $3,139,119 and $6,530,521, respectively. The decrease in sales of approximately $3,400,000 is primarily attributable to the Company's lack of working capital to provide the Company the ability to deliver orders. Management believes its customer base has decreased over the prior year, however, it also believes it could recover to previous levels based upon management's intent to expand its product offerings into higher growth and higher margin products with licensed title CD-ROM and DVD distribution, or through the acquisition of an existing distribution company.

Cost of sales for the six months ended September 30, 1996 and 1995 were $1,969,280 and $3,976,308 or 63% and 61% of sales, respectively.

Gross profit for the six months ended September 30, 1996 and 1995 were $1,169,839 and $2,554,213, or 37% and 39% of sales, respectively. The Company's gross profit decreased by 2% as a percentage of sales, for the six months ended September 30, 1996, as compared to September 30, 1995. Depreciation and amortization, included in the cost of sales, for the six months ended September 30, 1996 and 1995 were $224,464 and $321,314, respectively.

In August 1995, the Company signed an agreement to cease any further production or sale of certain videocassettes and to return the cassettes and masters to storage for to three years. The Company has written down the masters and inventory by approximately $100,000. The net realizable value for these idle assets is $90,931.

Operating expenses for the six months ended September 30, 1996 and 1995 were $2,153,311 and $2,321,541, respectively.

Interest expense for the six months ended September 30, 1996 and 1995 was $86,089 and $153,228, respectively. As of September 30, 1996, the outstanding debt of the Company was approximately $3,400,000 primarily all of which is classified as short-term.

Liquidity and Capital Resources

The Company's working capital [deficit] at September 30, 1996 was $2,571,311 as compared with a working capital [deficit] of $736,403 at September 30, 1995. This increase in the working capital [deficit] of approximately $1,800,000 is primarily the result of the Company's net losses.

Operations

For the six months ended September 30, 1996, cash utilized for operations was $1,058,556 as compared to $1,055,405 of cash generated from operations for the six months ended September 30, 1995. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Six months ended September 30, 1996 compared with the six months ended September 30, 1995

Liquidity and Capital Resources [Continued]

Operations [Continued]

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

In May and June of 1996, the Company engaged three consultants for total fees of $11,000 monthly for a period of six months. In addition to the monthly compensation, the Company will repay the consultants for business expenses. All parties agreed that total expenses will not exceed $5,000 per month. Another financial consultant received 400,000 options with an exercise price of $.25 per share and options for 25,000 shares per month for 24 months exercisable at $.25 per share for three years after the services are rendered. The Company recorded deferred consulting costs of $50,000 for the options to purchase 1,000,000 shares and expensed $27,714 in the six months ended September 30,1996.

Investing

Capital expenditures for the six months ended September 30, 1996 and 1995 were $18,609 and $47,846, respectively. For the six months ended September 30, 1996 and 1995, investments in masters and artwork were $175,604 and $167,030, respectively. Management continues to seek to acquire new titles to enhance its product lines.

Financing

The Company paid off the bank line of credit in July of 1995. The Company believes that achieving improved debt financing, sales growth and obtaining profitability would provide the means of financial and operational support for the next twelve months. If any of these factors are not achieved, adverse effects could result. Should these adverse effects materialize, management intends to seek additional equity financing from unaffiliated individuals in private offerings and to secure an additional line of credit until operations generate a positive cash flow. If the Company is unsuccessful in obtaining additional equity or debt financing, the Company's liquidity and capital resources could be adversely affected. There can be no guarantee that the Company will be successful in these efforts. On August 30, 1996, the Company obtained an asset based lending credit line of $2,500,000 at interest rate of 3% above prime rate. The Company used this line to repay the existing revolving credit line provided by a private lender.

The Company has a 50% real estate interest in ATRE. In May of 1995, the Company entered into a sales agreement for two acres of land for approximately $940,000. The Company received proceeds of $48,475 from ATRE on one parcel which closed in December of 1995. These proceeds reduced the receivable from ATRE. In September 1996, the Company closed the escrow on the second parcel at $550,000 and retained proceeds for the construction of the sewage requirement of this whole parcel of 20 acres, in order to sell the remaining pieces successfully. The Company received $80,600 from ATRE for the six months ended September 30, 1996. The Company is required by the partnership agreement to make additional advances to the ATRE partnership. A further delay in the sales of these parcels will require additional capital contributions to be made. These additional capital contributions by the Company and any further delay in the sales of these parcels will have a negative impact on the Company's financial position. Therefore, ATRE and the Company are seeking additional equity partners to inject capital to be used for ATRE's short- and long-term needs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Six months ended September 30, 1996 compared with the six months ended September 30, 1995

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

On August 31, 1995, the Company renewed a revolving line of credit with an investor. The revolving line of credit is for up to a maximum of $1,250,000 with a commitment to borrow a minimum of $2,000,000 during a one year period. This loan is made in amounts which is equal to 70% of the pledged invoice's amount and it is secured by a first security interest in certain accounts receivable and personally guaranteed by an officer of the Company. Repayment is to be made upon receipt of any payment of pledged invoices, with interest rates of 3% for within 30 days, 6% for within 60 days, and 9% for after 60 days. As of September 30, 1996, the outstanding loan balance was $-0-.

The Company engaged an entity for three months commencing April 1, 1996 to arrange a line of credit for working capital purposes of $2,000,000 or more with a 2% commission at closing. The Company received a commitment for a credit line of $2,500,000 of which $500,000 is guaranteed by the Company's President. The Company assigned the accounts receivable and inventory and pays interest at 3% per annum plus the lenders prime rate. Fees and charges may be charged in addition to interest. On August 30, 1996, this line of credit was successfully established, as of September 30, 1996, the outstanding loan balance was $1,534,073.

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

During the June 1996 quarter, the Company negotiated convertible promissory notes with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. If the notes are converted they will be purchased by several off shore Companies under Regulation S. In conjunction with the debentures, the company granted options for a total of 1,000,000 options exercisable at $.25 per share to two consultants for consulting agreements. As of September 30, 1996, the Company received approximately $1,258,000 on these debentures. Interest expense of $37,993 and a commission fee of approximately $88,000 was recorded for the six months ended September 30, 1996. For the six months ended September 30, 1996, the Company recorded a financing cost of $25,000 for the fair value of the options granted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Six months ended September 30, 1996 compared with the six months ended September 30, 1995

Liquidity and Capital Resources [Continued]

New Authoritative Pronouncements

The FASB has also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on April 1, 1995. SFAS No. 115 requires management to classify its investments in debt and equity securities as trading, held-to-maturity, and/or available-for-sale at the time of purchase and to reevaluate such determination at each balance sheet date. The Company does not anticipate that it will have many investments that will qualify as trading or held-to-maturity investments. Debt securities for which the Company does not have the intent or ability to hold to maturity will be classified as available-for-sale, along with most investments in equity securities. Securities available-for-sale are to be carried at fair vale, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized.

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 on April 1, 1996. Adoption of SFAS No. 121 did not have a material impact on the Company's financial statements. In the future, if the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"]Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on April 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.

Impact of Inflation

The Company does not believe that inflation had an impact on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                        Diamond Entertainment Corporation





November 13, 1996                         s/s James K.T. Lu
                                          -----------------
                                          James K.T. Lu
                       Chief Executive Officer, Secretary
                                          and Director

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                        Diamond Entertainment Corporation





November 13, 1996
                                          James K.T. Lu
                       Chief Executive Officer, Secretary
                                          and Director