Form 10-Q
period 1996-12-31
DIAMOND ENTERTAINMENT CORP
filed 1997-02-11
CIK 847420

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     December 31, 1996    Commission File Number  0-17953

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

                              Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                   Outstanding Shares as of February 11, 1997
----------------------------------   ------------------------------------------

Common Stock, No Par Value                              14,144,941


Convertible Preferred Stock, No Par Value                  483,251

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Balance Sheet as of December 31, 1996 [Unaudited] .......... 1.....2

        Statements of Operations for the nine and three months ended
        December 31, 1996 and 1995 [Unaudited]...................... 3.....

        Statement of Stockholders' Equity for the nine months ended
        December 31, 1996 [Unaudited]............................... 4.....

        Statements of Cash Flows for nine months ended December 31, 1996 and 1995 [Unaudited]........................................ 5.....6

        Notes to Financial Statements [Unaudited]................... 7.....12

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................13.....16

Signature...........................................................17.....





                          .   .   .   .   .   .   .   .

Part I: Financial Information

Item 1: Financial Statements

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Accounts Receivable - Net                                         $ 2,403,006
  Inventory                                                           1,720,272
  Prepaid Expenses and Deposits                                          39,732
  Other Receivables                                                       7,111
                                                                    -----------

  Total Current Assets                                                4,170,121

Property and Equipment:
  Leasehold Improvements                                                 26,958
  Furniture, Fixtures and Equipment
  Total - At Cost                                                       768,999
  Less:  Accumulated Depreciation                                       551,739
  Property and Equipment - Net                                          217,260
                                                                    -----------

Film Masters and Artwork                                              4,276,956

Less:  Accumulated Amortization                                       3,799,976

  Total Film Masters and Artwork - Net                                  476,980
                                                                    -----------

Other Assets:
  Accounts Receivable - ATRE                                          1,556,138
  Investment in ATRE                                                     50,000
  Other Assets                                                           54,290
                                                                    -----------

  Total Other Assets                                                  1,660,428

  Total Assets                                                      $ 6,524,789
                                                                    ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Overdraft                                                    $    31,036
  Accounts Payable                                                    2,381,861
  Convertible Promissory Notes Payable                                1,007,988
  Notes Payable                                                       2,225,476
  Royalties Payable                                                      39,969
  Lease Obligations Payable                                              22,929
  Accrued Expenses                                                      646,053
  Customer Deposit                                                        3,000
  Related Party Payable                                                  10,465
                                                                    -----------

  Total Current Liabilities
Long-Term Liabilities:                                                6,368,777
  Notes Payable                                                         101,870
  Lease Obligations Payable                                               1,220

  Total Long-Term Liabilities                                           103,090

Commitments and Contingencies [5]                                            --

Stockholders' Equity [Deficit]:
  Convertible Preferred Stock - No Par Value, 5,000,000
   Shares Authorized, 483,251 Issued as of December 31,
   1996 [of which 172,923 are held in Treasury]                         376,593

  Common Stock - No Par Value, 100,000,000 Shares
   Authorized; 14,144,941 Shares Issued and Outstanding
   at December 31, 1996                                               9,861,834

  Additional Paid-in Capital                                         (1,310,231)

  Retained Earnings [Deficit]                                        (8,807,899)

  Totals                                                                120,297
  Less: Treasury Stock [Preferred] - At Cost                            (48,803)
        Deferred Costs [5H]                                             (18,572)

  Total Stockholders' Equity [Deficit]                                   52,922

  Total Liabilities and Stockholders' Equity [Deficit]              $ 6,524,789
                                                                    ===========



The Accompanying Notes are an Integral Part of These Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                  Three months ended          Nine months ended
                                      December 31,               December 31,
                                      ------------               ------------
                                  1 9 9 6       1 9 9 5     1 9 9 6        1 9 9 5
                                  -------       -------     -------        -------

Sales - Net                      $2,001,109  $ 1,228,097   $5,140,228   $ 7,758,618

Cost of Sales                     1,041,079      724,995    3,010,359     4,701,303
                                 ----------  -----------   ----------   -----------

  Gross Profit                      960,030      503,102    2,129,869     3,057,315
                                 ----------  -----------   ----------   -----------

Operating Expenses:
  Selling Expenses                  394,742      419,809    1,120,164     1,920,892
  General and Administrative
  Expenses                          466,093     637,556    1,519,770     1,439,521
  Factoring Fees                        214           --      236,504            --
  Financing Costs - Non-Cash
  [6D][8C]                               --           --       50,000            --
  Consulting Costs-Non-Cash [5H]      3,714           --       31,428            --
  Bad Debt Expense                   30,000       11,907       90,208        30,400
                                 ----------  -----------   ----------   -----------

  Total Operating Expenses          894,763    1,069,272    3,048,074     3,390,813
                                 ----------  -----------   ----------   -----------

  Operating Income [Loss]            65,267     (566,170)    (918,205)     (333,498)
                                 ----------  -----------   ----------   -----------

Other Expenses [Income]:
  Interest Expense                   91,629       36,082      177,718       189,310
  Interest Income-Related Party     (32,963)        (423)    (113,879)      (10,519)
  Other Income                           --     (122,420)          --      (230,124)
                                  ----------  -----------   ----------   -----------

  Other Expenses [Income] - Net      58,666      (86,761)      63,839       (51,333)
                                 ----------  -----------   ----------   -----------

  Income [Loss] Before Taxes          6,601     (479,409)    (982,044)     (282,165)

Extraordinary Item                       --      390,000           --       390,000
                                 ----------  -----------   ----------   -----------

  Net Income [Loss]              $    6,601  $   (89,409)  $ (982,044)  $   107,835
                                 ==========  ===========   ==========   ===========

Net Income [Loss] Per Share:
  Before Extraordinary Item      $       --  $      (.03)  $     (.07)  $      (.02)
  Extraordinary Item                     --          .02           --           .03
                                 ----------  -----------   ----------   -----------

  Net Income [Loss] Per Share    $       --  $      (.01)  $     (.07)  $       .01
                                 ==========  ===========   ==========   ===========

  Weighted Average Number of
   Shares Outstanding            14,253,530   13,837,280   13,976,169    11,505,683
                                 ==========  ===========   ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.


                                         3


DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
[UNAUDITED]
------------------------------------------------------------------------------




                             Convertible                                                    Treasury                         Total
                            Preferred Stock       Common Stock           Additional    Retained   Stock    Stock          Stkhlders'
                             Number of          Number of                 Paid-in     Earnings  Subscrip [Prefd]  Deferred  Equity
                              Shares    Amount    Shares     Amount       Capital    [Deficit] Receivable At Cost   Costs  [Deficit]



  Balance - April 1, 1996     483,251 $376,593  12,894,941 $9,611,834 $(1,410,231) $(7,825,855) $(86,636) $(48,803)   --    $616,902

Stock Options Issued [5H]
[6D][8C]                           --      --        --        --         100,000       --          --       --    (100,000)     --

Financing Expense [6D][8C]         --      --        --        --          --           --          --       --     50,000    50,000

Consulting Expense [5H]            --      --        --        --          --           --          --       --     31,428    31,428

Stock Subscription Canceled        --      --        --        --          --           --        86,636     --       --      86,636
Debt Converted to Shares of
  Common Stock  [6D]               --      --   1,250,000     250,000      --           --          --       --      --      250,000

Net [Loss]for the nine mths
 ended December 31,1996          --      --        --         --         --        (982,044)      --       --       --  (982,044)
                              ------- -------   --------    --------   ---------      --------     ------   ------- ------- --------

  Balance - December 31,
   1996                       483,251 $376,593 14,144,941 $9,861,834  $(1,310,231)   (8,807,8$9)     --   $(48,803) (18,572) $52,922
                              ======= ======== ========== ==========   ===========   ===========   ======   ======== =======  ======



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         4


DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                              Nine months ended
                                                                 December 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

  Net Cash - Operating Activities                          $(1,523,492) $ 1,389,302
                                                           -----------  -----------

Investing Activities:
  Proceeds from Maturity of CD                                     --       600,000
  Advances to ATRE                                            (76,900)     (101,300)
  Proceeds from ATRE                                          121,600        48,475
  Employee Advances                                                            (332)
  Repayment from officers                                     100,000           --
  Advances to Officers                                        (78,925)           --
  Capital Expenditures                                        (26,319)      (75,063)
  Masters and Artwork                                        (217,787)     (231,676)
                                                            ----------   -----------

  Net Cash - Investing Activities                            (178,331)      240,104
                                                            ----------   -----------

Financing Activities:
  Purchase of Treasury Stock                                       --       (35,803)
  Proceeds from Notes Payable                               6,144,440     4,895,115
  Proceeds from Convertible Promissory Notes Payable        1,257,988            --
  Payments of Notes Payable                                (5,719,281)   (6,419,441)
  Payments of Leases Payable                                   (5,670)     (121,122)
  Cash Overdraft                                               24,346        51,845
                                                           ----------   -----------

  Net Cash - Financing Activities                           1,701,823    (1,629,406)
                                                           ----------   -----------

  Net Increase in Cash and Cash Equivalents                        --            --

Cash and Cash Equivalents - Beginning of Periods                   --            --
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $       --   $        --
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                              $  104,969   $   179,268
     Income Taxes                                          $       --   $        --



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

  During the nine months ended December 31, 1996, the Company recorded a non-cash consulting expense of $31,428 for 475,000 options granted to a financial consultant and a non-cash financing cost of $50,000 for a total of 2,000,000 options granted to two consultants in connection with commitments for additional financing for the Company [See Notes 5H, 6D and 8C].

  During the quarter ended December 31, 1996, the Company converted debt of $250,000 into 1,250,000 shares of the Company's common stock.




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

[2] Accounts Receivable

Accounts receivable at December 31, 1996 are shown net of an allowance for doubtful accounts of approximately $304,000. Substantially all of the accounts receivable at December 31, 1996, have been pledged as collateral for the line of credit [See Note 6C].

[3] Inventory

Inventory consists of:
                                          December 31,
                                             1 9 9 6


Raw Materials                             $  147,276
Finished Goods                             1,572,996

  Totals                                  $1,720,272


[4] American Top Real Estate ["ATRE"]

Investment - The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method. The investee has not incurred any significant earnings or losses to date, therefore, this investment does not reflect any adjustments for earnings and losses.

Sale of ATRE Real Estate Parcel - In May 1995, ATRE entered into a sales agreement for two acres of land for approximately $940,000. In December of 1995, the sale for one parcel of land was closed and the Company received $48,475. In September 1996, the other parcel was sold and proceeds were retained for future sewage construction needed for this 20 acre property, however, the Company received $121,600 from ATRE for the nine months ended December 31, 1996. It is anticipated that in 1997 monies will be received by the Company for reimbursement of monies reinvested from the proceeds of sales of property.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[4] American Top Real Estate ["ATRE"] [Continued]

Accounts Receivable - The Company has a receivable [including interest] from ATRE of $1,556,138 as of December 31, 1996. This balance includes interest income of approximately $80,000 for the nine months ended December 31, 1996 at an annual rate of 10%.

[5] Commitments and Contingencies

[A] Accounts Payable - The Company is currently delinquent on a significant amount of its accounts payable.

[B] Employment Agreements - As of December 31, 1996, there are two employment agreements in effect for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum.

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

[H] Financial Consultant Commitments - In May and June of 1996, the Company engaged three consultants for total fees of $11,000 monthly for a period of six months. In addition to the monthly compensation, the Company will repay the consultants for business expenses. All parties agreed that total expenses will not exceed $5,000 per month. Another financial consultant received 400,000 options with an exercise price of $.25 per share and options for 25,000 shares per month for 24 months exercisable at $.25 per share for services to be rendered. The Company recorded deferred consulting costs of $50,000 for the options to purchase the 1,000,000 shares and expensed $31,428 in the six months ended September 30, 1996. The balance of $18,572 will be expensed over the remaining fifteen months. The Company recorded the deferred consulting cost of $50,000 in April for the fair value of the options granted. The fair value of the options was determined based upon the fair value of services rendered by the consultant.

[6] Notes Payable

Notes payable consist of the following:

                                      D e c e m b e r   31,  1 9 9 6
                        --------------------------------------------
                       Interest
  Type of Loan          Expense  Amount   Current  Long-Term Rate     Due Date

Installment Loan (A)  $13,791  $145,329   $43,459  $101,870   10%  Nov. 14, 1999
Notes Payable (B)       1,152    18,549    18,549       --    14%  1997
Line of Credit (C)     69,492 2,163,468 2,163,468  -Various  Revolv LOC
Convertible Deben(D)   63,752 1,007,988 1,007,988     --      10%  May 1997

  Totals             148,187  3,335,334 3,233,46     101,870

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[6] Notes Payable [Continued]

[D] Convertible Promissory Notes Payable - During the June 1996 quarter, the Company negotiated convertible promissory notes with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. If the notes are converted they will be purchased by several off shore Companies under Regulation S. In conjunction with the debentures, the company granted options for a total of 1,000,000 options exercisable at $.25 per share to two consultants for consulting agreements. As of December 31, 1996, debentures of $250,000 were converted into 1,250,000 shares of the Company's common stock. Interest expense of $63,752 and a commission fee of approximately $88,000 was recorded for the nine months ended December 31, 1996. For the nine months ended December 31, 1996, the Company recorded a financing cost of $25,000 for the fair value of the options granted. The fair value of the options was determined based upon the fair value of services received by the Company in May and June of 1996.

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

[9] Earnings Per Share

Earnings per share are based on the weighted average number of common shares outstanding for the nine months ended September 30, 1996 and 1995 as restated to include the number of shares issued in the business combination with TAV reflecting conversion for a preferred share of stock into 1.95 shares of common stock. The weighted average number of shares have been adjusted for all periods to reflect the one-for-twenty reverse stock split effected on July 2, 1993. The effect of share equivalents is included when dilutive.

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

[13] Financial Instruments

The following table summarizes the carrying amount and estimated fair value of the company's significant financial instruments all of which are held for nontrading purposes:

                                          December 31, 1996
                                        Carrying   Estimated
                                         Amount   Fair Value

Other Receivable                       $   7,111  $    7,111
Long-Term Debt                         $ 103,090  $  103,090

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

                    .  .  .  .  .  .  .  .  .  .  .  .  .  .

Item 2:

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Nine months ended December 31, 1996 compared with the nine months ended December 31, 1995

Results of Operations

The Company's operating loss for the nine months ended December 31, 1996 was $918,205 as compared to an operating loss of $333,498 for the same period last year. This decrease in operating income was primarily attributable to a reduction in sales that could not support the operating expenses of the Company.

The Company's sales for the nine months ended December 31, 1996 and 1995 were $5,140,228 and $7,758,618, respectively. The decrease in sales of approximately $2,600,000 is primarily attributable to the Company's lack of working capital to provide the Company the ability to deliver orders. Management believes its customer base, has decreased over the prior year, however, it also believes it could recover to previous levels based upon managements intent to expand its product offerings into higher growth and higher margin products with licensed title CD-ROM and DVD distribution, or through the acquisition of an existing distribution company.

Cost of sales for the nine months ended December 31, 1996 and 1995 were $3,010,359 and $4,701,303 or 59% and 61% of sales, respectively.

Gross profit for the nine months ended December 31, 1996 and 1995 were $2,129,869 and $3,057,315, or 41% and 39% of sales, respectively. The Company's gross profit increased by 2% as a percentage of sales, for the nine months ended December 31, 1996, as compared to December 31, 1995. Depreciation and amortization, included in the cost of sales, for the nine months ended December 31, 1996 and 1995 were $288,762 and $422,127, respectively.

Operating expenses for the nine months ended December 31, 1996 and 1995 were $3,048,074 and $3,390,813, respectively.

Interest expense for the nine months ended December 31, 1996 and 1995 was $177,718 and $189,310, respectively. As of December 31, 1996, the outstanding debt of the Company was approximately $3,400,000 primarily all of which is classified as short-term.

Liquidity and Capital Resources

The Company's working capital [deficit] at December 31, 1996 was $(2,198,656) as compared with a working capital [deficit] of $(822,649) at December 31, 1995. This increase in the working capital [deficit] of approximately $1,400,000 is primarily the result of the Company's net losses.

Operations

For the nine months ended December 31, 1996, cash utilized for operations was $1,523,492 as compared to $1,389,302 of cash generated from operations for the nine months ended December 31, 1995. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Nine months ended December 31, 1996 compared with the nine months ended December 31, 1995

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

In May and June of 1996, the Company engaged three consultants for total fees of $11,000 monthly for a period of six months. In addition to the monthly compensation, the Company will repay the consultants for business expenses. All parties agreed that total expenses will not exceed $5,000 per month. Another financial consultant received 400,000 options with an exercise price of $.25 per share and options for 25,000 shares per month for 24 months exercisable at $.25 per share for three years after the services are rendered. The Company recorded deferred consulting costs of $50,000 for the options to purchase 1,000,000 shares and expensed $31,428 in the nine months ended December 31, 1996.

Investing

Capital expenditures for the nine months ended December 31, 1996 and 1995 were $26,319 and $75,063, respectively. For the nine months ended December 31, 1996 and 1995, investments in masters and artwork were $217,787 and $231,676, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Nine months ended December 31, 1996 compared with the nine months ended December 31, 1995

Liquidity and Capital Resources [Continued]

Financing [Continued]

The Company has a 50% real estate interest in ATRE. In May of 1995, the Company entered into a sales agreement for two acres of land for approximately $940,000. The Company received proceeds of $48,475 from ATRE on one parcel which closed in December of 1995. These proceeds reduced the receivable from ATRE. In September 1996, the Company closed the escrow on the second parcel at $550,000 and retained proceeds for the construction of the sewage requirement of this whole parcel of 20 acres, in order to sell the remaining pieces successfully. The Company received $121,600 from ATRE for the nine months ended December 31, 1996. The Company is required by the partnership agreement to make additional advances to the ATRE partnership. A further delay in the sales of these parcels will require additional capital contributions to be made. These additional capital contributions by the Company and any further delay in the sales of these parcels will have a negative impact on the Company's financial position. Therefore, ATRE and the Company are seeking additional equity partners to inject capital to be used for ATRE's short- and long-term needs.

The Company engaged an entity for three months commencing April 1, 1996 to arrange a line of credit for working capital purposes of $2,000,000 or more with a 2% commission at closing. The Company received a commitment for a credit line of $2,500,000 of which $500,000 is guaranteed by the Company's President. The Company assigned the accounts receivable and inventory and pays interest at 3% per annum plus the lenders prime rate. Fees and charges may be charged in addition to interest. On August 30, 1996, this line of credit was successfully established. As of December 31, 1996, the outstanding loan balance was $2,163,468.

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

During the June 1996 quarter, the Company negotiated convertible promissory notes with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. If the notes are converted they will be purchased by several off shore Companies under Regulation S. In conjunction with the debentures, the company granted options for a total of 1,000,000 options exercisable at $.25 per share to two consultants for consulting agreements. As of December 31, 1996, the Company converted $250,000 of these debentures into 1,250,000 shares of the Company's common stock. Interest expense of $63,752 and a commission fee of approximately $88,000 was recorded for the nine months ended December 31, 1996. For the nine months ended December 31, 1996, the Company recorded a financing cost of $25,000 for the fair value of the options granted.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Nine months ended December 31, 1996 compared with the nine months ended December 31, 1995

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



                        Diamond Entertainment Corporation





February 11, 1997                         s/s James K.T. Lu
                                          -----------------
                                          James K.T. Lu
                       Chief Executive Officer, Secretary
                                          and Director