Form 10KSB
period 1997-03-31
DIAMOND ENTERTAINMENT CORP
filed 1997-08-13
CIK 847420

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1997

                     Commission File Number:    0-17953

                       DIAMOND ENTERTAINMENT CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                New Jersey                             22-2748019
      (State or other jurisdiction              (IRS Employer ID No.)
      of incorporation or organization)

      16818 Marquardt Avenue
      Cerritos, California                             90703
      (Address of principal                           Zip Code
       executive offices)

Registrant's telephone number, including area code: (310) 921-3999

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                          Common Stock, no par value

               Class A Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

On July 28, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,029,315 based upon the average of the closing bid and asked price.

Number of shares outstanding of the issuers common stock, as of July 28, 1997, was 17,590,941.

                        Documents Incorporated By Reference

Document                                                    Where Incorporated
 None.                                                              N/A

                                    PART I

Item 1.      BUSINESS

General

      Diamond Entertainment Corporation (the "Company"), formerly known as Trans-Atlantic Video, Inc. ("TAV"), was formed under the laws of the State of New Jersey on April 3, 1986. On July 15, 1991, the Company completed the acquisition (the "Acquisition") of one hundred percent (100%) of the issued and outstanding shares of Diamond Entertainment Corporation, a California corporation (the "California Subsidiary"). At the Company's annual meeting of July 15, 1991, the shareholders approved the change of the Company's name to "Diamond Entertainment Corporation."

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

      The Company's Multi-Media Division (formerly known as the "Entertainment Division") markets and sells a variety of video cassette titles (the "Programs") to the budget home video market, principally through the Company's New Jersey sales office. The Company markets its Programs for sale to national and regional chain stores, department stores, drug stores, supermarkets and similar types of retail outlets. These outlets, in turn generally sell the Company's products to the public at retail prices ranging from $2.99 to $9.99 per video cassette. The Standard Video Line and the Premier Line are considered the Multi-Media Division. This division sells products that are either owned by the Company or licensed to the Company by licensors. Management is committed to acquiring more licensed video titles and upgrading the quality of its packaging and pre-printed materials in order to enhance its available products. The customer base for these products consists predominantly of retail stores and distributors. The Company's present inventory of Programs consists of 833 titles including children's cartoons, motion pictures, sports highlights, educational computer and exercise programs, 423 of which are without copyright protection ("Public Domain Programs") and 410 of which are subject to license agreements ("Licensed Programs"). The feature motion pictures offered by the Company include such film classics as "Life With Father" and "The Little Princess". The Company is continually identifying new titles to add to its Program inventory and intends to expand its selection of Licensed Programs which have historically shown a higher profit margin than Public Domain Programs.

      For the year ended March 31,  1997 and 1996,  the Company had net sales to one customer that amounted to approximately $1,154,000 and $3,121,000, respectively. The significant customer in 1997 and 1996 is Sam's Club. The Company sells to the non-affiliated entity on a net sixty (60) day term. The loss of this customer would have a material adverse effect on the Company.

      In July 1991, the Company entered into a non-exclusive licensing agreement with the Victor Company of Japan, Ltd. ("JVC"), an unrelated third party, which authorized the Company to sell and market its products as JVC licensed VHS Video Cassettes ("JVC Agreement"). The VHS label is commonly recognized in the video industry as a mark of JVC licensed high quality tapes, subject to stringent technical evaluation during the manufacturing and duplication process. In consideration of the granting of the license to the Company, the Company was required to pay to JVC the following licensing fees: (i) an initial evaluation fee of (Y)1,000,000 (Yen) per product (approximately $7,500), (ii) a fee to be paid for each product using the JVC license which is sold or otherwise disposed of by the Company, based upon the annual volume of the duplicated cassettes as follows: (a) under 10,000,000 cassettes, (Y)5 (Yen) (approximately $.035) per cassette, (b) 10,000,000 to 15,000,000 cassettes at the Company's option, a flat rate fee of $350,000 per year or (Y)5 (Yen) per cassette (approximately $.035) per cassette, (c) in excess of 15,000,000 cassettes ($.0233 for each cassette) plus, at the Company's option, $350,000 per year or (Y)5 (Yen) per cassette (approximately $.035) and (d) in excess of 50,000,000 cassettes ($1,000,001 per year). Effective April 1993, JVC changed the royalty charges from (Y)5 (Yen) per tape to (Y)3 (Yen) per tape if the video tape program was less than 30 minutes; and to (Y)4 (Yen) per tape of the video tape program was longer than 30 minutes. Pursuant to the JVC Agreement, the Company agreed to undertake to comply with certain standards and specifications involved in the manufacturing and duplicating of video tape cassettes. In the event the Company failed to comply with the strict quality control standards of the licensor, the license could have been revoked and the Company would have no longer be entitled to use the VHS system. The JVC Agreement had a term of 5 years and was to expire in July of 1996. On May 12, 1993, JVC filed a lawsuit against the Company alleging breach of contract. A settlement between JVC and the Company was reached and the Company agreed to pay JVC (Y)40,950,370 (Yen) for the previous royalty payments plus 10% per annum interest charges. The Company also agreed to pay JVC $50,000 on October 1, 1993, $50,000 on October 15, 1993, $50,000 on November 15, 1993
and $50,000 every Quarter afterwards until the previous royalty obligations were completely satisfied.
The Company settled this agreement as of March 31, 1996.

Markets and Customers

      Through its Custom Video Duplication Division, the Company marketed its services to (i) multi-level marketing companies, (ii) companies which need production, duplication and post-production services in connection with producing a corporate or product profile video, and (iii) video production companies which need duplication of their video tapes.

      On April 13, 1995, the Company's Board of Directors approved the spin-off of the Custom Duplication business to Central Video, a Mexican Company. The Board believed that this spin off transaction was in the best interest of the Company since it could not compete effectively in the manufacturing and duplicating of video tapes. The Company's future focus is product development, acquisition and distribution of video related products to mass merchandisers and retailers. Pursuant to this transaction, Thomas Cheng, the Company's former president and the General Manager of Central Video USA operation surrendered his employment contract and returned 146,654 shares of the Company's Preferred Stock back to the Company as treasury stock in exchange for equipment with a carrying value of approximately $170,000 being transferred from the Company and Mr. Cheng assuming all remaining obligations on these assets. Management believes that the terms of this transaction were comparable to those that could have been reached from sources unrelated to the Company. Mr. Cheng no longer desired to be an officer of the Company since the Company would no longer be in the custom duplicating business. Instead, Mr. Cheng would return his shares of preferred stock to the Company and devote his future efforts in a duplicating business.

      On May 8, 1995, the Company completed the sale of Multi-Media manufacturing and duplicating equipment and related assets to Central Video for $750,000. The Company did not sell program inventory, customer lists or accounts receivable. The Company has guaranteed Central Video a minimum of $2,500,000 a year of production orders for a three year period. The Company satisfied this obligation in fiscal 1996, however, in 1997, the Company did not fulfill this obligation and is delinquent in payments to Central Video. The Company has agreed to pay Thomas Cheng a 3% commission on orders placed with Central Video. The Company believes this transaction will enable the Company to concentrate its efforts and resources into product development, marketing and distribution and at the same time reduce certain overhead costs. The Company will utilize four contractors who specialize in video tape and CD-Rom manufacturing and duplication. The Company believes that these arrangements will enable the Company to meet its sales and distribution needs.

      The Company presently markets its Program Inventory to large retail chain outlets and provides each retail chain operator with brochures, advertising materials and literature describing and promoting the Company's Program Inventory. The Company's products are sold through approximately twenty five
(25) national retail chains primarily in the Northeast, the South and the East Coast. These outlets sell the Company's products to the general public at retail prices generally ranging from $2.99 to $9.99 per video cassette. For the years ended March 31, 1997 and 1996, the Company has derived revenues from its Program Inventory of approximately $6,400,000 and $9,100,000, respectively.

      The Company markets certain of its Programs on a non-guaranteed sales basis, net 30 to 60 days. Non-guaranteed sales entitle the Company to be paid by the retail outlet regardless of whether the Programs are ultimately sold to the general public and does not permit returns. The Company also has consignment arrangements with certain catalog companies to deliver tapes to their facilities pending their receipt of orders by customers. The Company only books sales after the catalog Company delivers the actual funds from such sales.

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

      The Company believes the future will hold technological changes, alternative entertainment sources and distribution channels along with shifting customer preferences. The Company's plan to enter into different types of product distribution or different distribution is to acquire DVD titles and introduce these titles in the 1997 CES Show. The Company also intends to be on line with the Internet and secure a World Wide Web site for its products in 1997. In addition, the Company plans to put together an Audio Book operation in 1997 to increase sales of new audio products. These plans are to help the Company to handle the competitiveness in the entertainment marketplace.

Program Inventory

      The Company's Program Inventory consists of a total of 823 titles appealing to all age groups. The Programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs, sports highlights, instructional and exercise programs. Public Domain Programs account for 51% and Licensed Programs account for 49%of the Company's Program Inventory.

      Motion Pictures in the Public Domain. The Company offers a total of 193 feature motion picture titles including many film classics, such as Life with Father, and The Little Princess, which generally appeal to an adult audience. The Company also markets its own special collection of favorite performers "Festivals," including The Three Stooges, Shirley Temple, Bob Hope, Jack Benny and Milton Berle. The Company has recently added The Our Gang Comedy Festival and Sherlock Holmes Double Feature, as well as a science fiction category.

      Children's Programs - Licensed and/or in the Public Domain. All of the Company's cartoons are in the Public Domain including 21 cartoon Programs redubbed in Spanish. The Company also recently licensed an animated version of Beauty and the Beast. These Programs are generally 30 minutes in length and consist of a series of cartoons selected by the Company. The Company also markets 19 holiday children's features, including A Christmas Carol. The Company has recently released eighteen Fabulous Fables which it has licenses for such as Snow White, Cinderella, Robin Hood and Thumbelina.

      In August 1995, the Company signed an agreement with Time Warner Entertainment Company, L.P. ("Time Warner") to cease any further production or sale of certain video cassettes and to return the cassettes and materials to Time Warner for storage of up to three years.

      Educational Programs - Licensed. The Company has licenses to market a total of 148 educational videos which instruct preschoolers and school age children on topics such as learning numbers, telling time, simple mathematics, color identification and other practical skills. In addition, the Company has just introduced a new series of Adventures in Learning featuring such animated classics as Johnny Appleseed, Paul Revere's Ride and King Midas.

      Sports Programs - Licensed. The Company has licenses to market ten sports videos Thrilling Moments in Basketball.

      Computer Software Learning Tutorial Programs - Licensed. The Company has licensed to market a total of 42 titles of computer tutorial videos including titles like Quicken for Windows, etc.

      The costs associated with "film masters and artworks" include the purchase cost of masters, initial fee for right to duplicate, shooting costs and developing costs. During the year ended March 31, 1997, the Company acquired in excess of 75 new titles for a cost of $531,277. As of March 31, 1997, the Company valued its Film Masters and Artwork at approximately $800,000. The Company believes that its Film Masters and Artwork is a significant asset since the Company derives all of its revenues from their utilization.

Licensed Programs

      The licensed programs that the Company has acquired do contain limitations from the licensors regarding the customer base where the Company can distribute its products.

      Under its licensing agreement with Aims Media, Inc. ("Aims Media"), the Company may sell educational Programs produced by Aims Media to the home market but is limited in its distribution so as not to sell to schools, public libraries or government agencies. This license agreement expired on October 1, 1995 and is exclusive in the United States and "non-exclusive" in Canada. The Company obtained an extension of its Licensing Agreement to October 1, 1997 and has acquired thirteen new titles for distribution such as The Life of Lou Gehrig, The Life of Louis Armstrong, The Life of Knute Rockne, plus two all star sports videos featuring Babe Ruth, Jackie Robinson and Joe Louis. The Company has also just released four Music Video Programs starring such internationally known artists as Nat King Cole, Count Basie and Spike Jones. Pursuant to the terms of the licensing agreement, the Company pays Aims Media a fee based on both the length of the Programs and the cost of producing the master delivered to the Company. This fee is paid fifty (50%) percent upon selection of the Program and the balance upon receipt of the master. The Company credits this fee and production costs against a royalty fee payable to Aims Media equal to ten (10%) percent of gross revenues generated from the sale of the Licensed Programs.

      The various licensing agreements provide for an advance payments ranging from $1,500 to $15,000 and subsequent royalty payments based upon either a per video sold fee or a percentage of wholesale price fee. As of March 31, 1997, the Company expended $135,141 on the various licensing agreements.

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

Competition

      The Company competes with many other companies which are better established, have broader public and industry recognition, have financial resources substantially greater than those of the Company and have manufacturing and advanced distribution facilities than those which now or in the foreseeable future will become available to the Company. The Company competes with all distributors of video tapes, including the major film studios and independent production companies. The Company's competed with many custom duplication companies, including Cassette Duplicating Co., Celebrity Duplicating and VCA Technicolor. In order to effectively compete in the marketplace the Company has implemented better quality control procedures to ensure its standard quality. A cost reduction plan has also been established to reduce its raw material cost in order to be more competitive in price. In June of 1995, the Company spun off its Custom Duplication Division and sold its manufacturing equipment to Central Video. The Company continues its efforts to acquire and license and better quality titles and thus improve the performance of the Company's products in retail stores. The Company, has acquired a series of computer software learning videos and a series of animal related tapes to further provide products with strength to penetrate additional markets. The Company also acquired CD-ROM titles and introduced these titles in the January 1996 CES Show.

Financing Debt

      In July 1996, the Company received a new financing agreement to provide the Company with ongoing working capital. The credit line is for $2,500,000 of which $500,000 will be guaranteed by the Company's President. The Company will assign their accounts receivable and inventory and will pay interest at 3% per annum plus the lender's prime rate. Fees and charges may be charged in addition to interest. As of March 31, 1997 the outstanding loan balance was $1,918,135. The Company is technically in default on this loan because it did not meet certain net income criteria. The line of credit continues to be reduced by $2,500 per day commencing May 1997.

      During the quarter ended June 30, 1996, the Company issued convertible promissory notes with 10% interest per annum and a 7% commission. The principle amount is convertible in whole or in part into shares of common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In connection with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997.As of March 31, 1997, convertible promissory notes of $290,000 were converted into 1,450,000 shares of the Company's common stock by several offshore companies under Regulation S and $967,988 of convertible promissory notes payable are outstanding and as of May 1997 are in default by the Company.

American Top Real Estate, Inc. ("ATRE")

      ATRE was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. Since its organization, ATRE has acquired two (2) parcels of land as hereinafter described ("Parcel 1" and "Parcel 2," respectively). ATRE is owned fifty percent (50%) by the Company and twenty five percent (25%) by each of Mr. Steven Chen and Mr. Henry Kuo. Mr. Chen and Mr. Kuo are not related or affiliated with the Company. The Company has a balance due from ATRE in the amount of $1,588,068 and $1,519,838 on March 31, 1997 and March 31, 1996, respectively, (exclusive of an initial $50,000 investment). In May 1995, ATRE entered into a sales agreement for two acres of land for approximately $940,000. In December 1995, the sale for one parcel of land was closed and the Company received their portion from ATRE of $48,475, which was used to reduce the receivable from ATRE. In September 1996 the sale of the other parcel of land was closed and the proceeds were retained for future sewage construction needed for the remaining property, however, the Company did receive $121,600 from ATRE. It is anticipated that in 1997 monies will be received by the Company for reimbursement of monies reinvested from the proceeds of prior sales of property. There are two additional parcels of property to be sold. In June 1997 the Company commenced negotiations for the sale of land parcels totaling 10 acres for approximately $2,500,000. The Company anticipates the realization of approximately $1,000,000 from this sale in 1998.

      Parcel 1 consists of 20 acres of undeveloped land in Clark County in the State of Washington (83rd Street and I-205) and is owned seventy percent (70%) by ATRE and thirty percent (30%) by unrelated third parties. Parcel 1 was purchased for $1,280,086 in 1989, of which $930,086 has been paid as of March 31, 1997 and a balance of $350,000 remains outstanding. Over the last five years the Company has contributed 50% of the $930,086 or $465,043 for Parcel I and the remaining 50% was contributed by four private investors. The Company has guaranteed up to $175,000 on the outstanding balance and two of the other investors are obligated for the balance. The outstanding balance owed to the unrelated sellers of Parcel 1 is evidenced by promissory notes bearing interest at the approximate average annual rate of 9.5%. The promissory notes are secured by Parcel 1 and had terms which expired in 1995 and 1996.

      Parcel 2 consists of 5 1/2 acres of undeveloped property also in the County of Clark, State of Washington. Parcel 2 is owned twenty five percent (25%) by ATRE, twenty-five percent (25%) by Addie Soo and fifty percent (50%) by One Pacific Corp. Ms. Soo and One Pacific Corp. are unaffiliated with the Company. The property was purchased for a total of approximately $729,000 in 1989 of which $568,551 of the principal has been paid as of March 31, 1995 and $162,030 remains outstanding. ATRE is obligated for $65,415 on the outstanding balance of which the Company has guaranteed payment of $65,415. The outstanding balance owed to the unrelated sellers of Parcel 2 is evidenced by promissory note bearing interest at the approximate average annual rate of 9.5%. The promissory note is secured by Parcel 2 and has terms which expired April 1, 1995. As of July 1997, one parcel was sold in September 1996.

      The Promissory Note maturity dates and original land owners are as follows:

      (a)   Kasma       $-0-                    Parcel 1
      (b)   Swanson     $-0-                    Parcel 1
      (c)   Knable      $204,000.00 extended    Parcel 1
      (d)   Fisher      $ 53,316.00 01/01/98    Parcel 1

      Upon the sale or development of the land, the proceeds will be repaid to all the lenders that loaned ATRE money for land acquisition costs and advances based on their ownership percentage. The remaining balance will be distributed among all the shareholders of ATRE based on their ownership percentage.

      The partnership agreement requires that all partners contribute capital or loans according to the shareholders' percentages required by ATRE whenever they are due either for land acquisition, principal, interest, property taxes or other expenses. As of March 31, 1997, Mr. Kuo has contributed a balance of $479,075, Mr. Chen has contributed $459,863 and DEC is owed $1,588,068, including accrued interest. The source of the Company's contributions have been primarily from the financing activities of the Company.

      In June 1997 the Company commenced negotiations for the sale of land parcels totaling 10 acres for approximately $2,500,000. The Company anticipates the realization of approximately $1,000,000 from this sale in 1998. The Company intends to use the funds it receives from the consummation of the sale to improve the Company's cash flow for use in the Company's operations.

Employees

      As of March 31, 1997, the Company employed 28 people, 3 executives; 17 in warehousing and related activities; and 8 in administration, sales and related activities. During the peak season the Company has employed additional individuals in the manufacturing operations to help with the surge for Christmas sales orders. The Company reduces its manufacturing force after the peak season to improve the profitability of the operations when sales orders decline. Neither the Company's or the California Subsidiary's employees are unionized. Management believes that it has good working relations with its employees.

Item 2.     PROPERTIES

      The Company leased 41,500 square feet of space at 1395 Manassero Street, Anaheim, California from a non-affiliated party at a monthly rent of $24,108.85. Pursuant to an amendment to the lease, the Company agreed to extend the lease until July 31, 1996 subject to a five (5%) percent annual increase commencing at the end of the current term. The Company subleases the facility to Central Video for the remainder of the lease terms. The Company previously used the facility as its headquarters. After completing the transaction with Central Video, the Company moved its headquarters to its previous Custom Duplicating Division office located at 3961 E. Miraloma Avenue, Anaheim, California 92806 until the lease expired on January 31, 1996. The Company currently leases approximately 22,080 square feet of space located at 16818 Marquardt, Cerritos, California from a non-affiliated party at a monthly rent of $9,273.60. The lease expires on December 31, 2000.

      The Company leased 5,805 square feet at 3961 Miraloma Avenue, Anaheim, California from a non-affiliated party for a monthly rent of $3,250. The lease expired on January 31, 1996.

      The Company leases 1,200 square feet at 4400 Route 9 South, Freehold, New Jersey from a non-affiliated party for a monthly rent of $1,950 for the purpose of marketing and sales of the video tape products for its Multi-Media Division. The lease expired in May 1997, however, such lease has been extended on a month-to-month basis.

      The Company leases 13,000 square feet at 1501 East Street, Anaheim, California from Central Video for a monthly rent of $5,850 for the purpose of storage and receiving goods. The lease expires September 1998.

      The Company believes that it has sufficient space for operations for the next twelve months.

Item 3.     LEGAL PROCEEDINGS

      Desktop Images, Inc. v. Diamond Entertainment Corporation, et al.
(United States District Court, District of Colorado). On August 29, 1995, Desktop Images, Inc. filed a civil action against eight defendants including the Company alleging infringement of Plaintiff's federally registered copyright, unfair and false advertising under federal law, and fraudulent misrepresentation under Colorado common law. The complaint involves one video tutorial product that was licensed to the Company. The license agreement contains an indemnification of the Company in the event that the licensor did not own the rights to the product. On or about October 5, 1995, one of the defendants filed a motion to dismiss the complaint or in the alternative to stay the proceedings and to compel arbitration. The Company joined the pending motion. On June 18, 1996, the Court denied the pending motion and denied the alternative motion to stay the motion and compel arbitration. On June 20, 1996, the Company filed its answer denying that the Company intentionally infringed or intentionally unfairly competed. On June 28, 1996, the Company filed an appeal of the District Court's order and a motion to stay the proceedings in the District Court until the appeal can be heard by the Appellate Court. On May 8, 1997, the Appellate Court granted the Company's motion to be voluntarily dismissed as a party to the appeal. As of May 15, 1997, each of the defendants who had joined the appeal had been voluntarily dismissed by the Appellate Court except for Anthony Ames, an individual, and Silicon/Ames, Inc. While the Company may have liability to the plaintiff, the Company will seek partial or full indemnification from the licensor. The Company is not distributing the product which is the subject of the lawsuit. Plaintiff is seeking to enjoin the Company from infringing Plaintiff's copyright, using Plaintiff's trade name, and claiming rights in the subject product; damages including the Company's profits or statutory damages; an increase of damages due to alleged willful infringement; damages for unfair competition and fraudulent misrepresentation including exemplary and punitive damages, attorney fees; costs; interest; treble damages and punitive damages. Discovery has been taken and was scheduled to conclude on May 29, 1997. The parties have been involved in settlement discussions, but settlement does not appear to be likely.

      Superior Fast Freight, Inc. v. Diamond Entertainment Corporation (United States Bankruptcy Court, Central District of California). On or about March 21, 1996, a default judgment was entered against the Company awarding damages in the amount of $65,286.63. The suit was filed on behalf of Superior Fast Freight, Inc., a carrier that is no longer in existence, against the Company. The Company was not properly served, and filed a motion to set aside the default which was granted by the court. The Company does not believe that Plaintiff is entitled to any monies. The case arises out of a carrier bankruptcy and involves claims that the carrier undercharged a number of companies, including the Company, for freight services. The Company has been advised by special counsel that the judge has written an opinion that would wipe out all the undercharged actions filed by the Plaintiff in this bankruptcy case, and the judge has entered a blanket stay on the further prosecution on all those cases.

      Famous Music Corporation v. Diamond Entertainment Corporation and James K.T. Lu (United States District Court, Southern District of New York). On May 1, 1997, Famous Music Corporation filed a civil action against the Company and its President alleging infringement of the Plaintiff's federally registered copyright in the musical composition entitled "I'm Popeye the Sailor Man" (the "Composition"). The Complaint involves the making and distribution of a videogram entitled "Diamond Entertainment Corporation Presents Popeye (Two
Pack)" which allegedly contains the Composition. The videogram in question is in the public domain which is not contested by the Plaintiff, however, the Plaintiff is claiming the making and distributing of the public domain videogram infringes Plaintiff's alleged ownership in the Composition. The Company's answer was due on July 7, 1997. Since December 11, 1986, the Company ceased production and distribution of any product which contained the Composition.

            On July 25, 1996 the Company and Fun Time, Inc. entered into a distribution agreement with Centre Entertainment, Inc. relating to a program entitled "A Norman Rockwell Christmas Story." Centre Entertainment, Inc. claimed that the Company was in breach of the agreement and on May 12, 1997 the parties participated in a non-binding mediation relating to the contractual dispute. As a result of the mediation, the parties executed a Memorandum of Understanding, pursuant to which the parties settled the contractual dispute. In June of 1997, licenses for Norman Rockwell Christmas Story and celebration of Christmas were terminated. As a result all masters and inventory for these titles were returned to the licensor in June of 1997.

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

                      Common Stock
                     High       Low
1991
   1st quarter        1/2      1-3/8
   2nd quarter      1-3/8        1/8
   3rd quarter        1/8        3/4
   4th quarter        3/4        3/8

                      Common Stock
                    High        Low
1992
   1st quarter      1            1/4
   2nd quarter        13/16      1/2
   3rd quarter        13/16      1/2
   4th quarter        23/32      9/32

1993
   1st quarter        11/32      7/32
   2nd quarter        13/32      5/32
   3rd quarter       4-3/8     1-1/8
   4th quart         2-1/4       7/8

1994
   1st quarter         7/8       5/8
   2nd quarter         5/8       1/4
   3rd quarter         5/16      1/10
   4th quarter        11/16      1/4

1995
   1st quarter         1/4       1/8
   2nd quarter         1/8       1/10
   3rd quarter         1/8          0
   4th quarter           0          0

1996
    1st quarter       7/16          0
    2nd quarter      11/16        .22
    3rd quarter      13/16        .28
    4th quarter       3/8         .15

1997
    1st quarter        .27        .17
    2nd quarter        .27        .13


The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      On July 28, 1997 the closing price of the Common Stock was $.11.

      As of July 28, 1997, there were approximately 1239 holders of record of the Company's Common Stock.

Item 6:

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Year ended March 31, 1997 compared with the year ended March 31, 1996

Results of Operations

The Company's operating loss for the year ended March 31, 1997 was $1,186,472 as compared to an operating loss of $571,303 for the same period last year. This increase in operating loss was primarily attributable to a 29% reduction in sales that could not support the operating expenses of the Company.

The Company's sales for the years ended March 31, 1997 and 1996 were $6,444,586 and $9,117,113, respectively. The decrease in sales of approximately $2,700,000 is primarily attributable to the Company's lack of working capital to provide the Company the ability to deliver orders. Management believes its customer base, has decreased over the prior year, however, it also believes it could recover to previous levels based upon managements intent to expand its product offerings into higher growth and higher margin products with licensed title CD-ROM and DVD distribution, or through the acquisition of an existing distribution company.

Cost of sales for the years ended March 31, 1997 and 1996 were $3,761,175 and $5,678,340 or 58% and 61% of sales, respectively.

Gross profit for the years ended March 31, 1997 and 1996 were $2,683,411 and $3,438,773, or 42% and 39% of sales, respectively. Depreciation and amortization, included in the cost of sales, for the years ended March 31, 1997 and 1996 were $64,872 and $67,216, respectively.

Operating expenses for the years ended March 31, 1997 and 1996 were $3,869,883 and $4,010,076, respectively. The Company has instituted a plan to reduce operating expenses by streamlining its operations and reducing personnel from 32 to 22 employees.

Interest expense for the years ended March 31, 1997 and 1996 was $267,798 and $221,140, respectively. As of March 31, 1997, the outstanding debt of the Company was approximately $7,000,000 primarily all of which is classified as current.

The  Company's  auditors  have issued a going  concern  report.  There can be no
assurance  that  management's   plans  to  reduce  operating  losses  or  obtain
additional financing will be successful.

Liquidity and Capital Resources

The Company's working capital [deficit] at March 31, 1997 was $(2,722,958) as compared with a working capital [deficit] of $(1,711,626) at March 31, 1996. This increase in the working capital [deficit] of approximately $1,000,000 is primarily the result of the Company's net losses.

Operations

On May 8, 1995, the Company closed a sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The general manager of Central Video is the former President of the Company. The Company received $750,000 of duplication services and surrendered equipment having a book value of approximately $630,000. The Company guaranteed Central Video's general manager a minimum of $2,500,000 a year of production orders for three years and agreed to pay Central Video's general manager a 3% commission on orders the Company places with Central Video. The Company satisfied this obligation in fiscal 1996, however, in 1997, the Company did not fulfill this obligation and is delinquent in payments to Central Video.

On December 21, 1995, the Company entered into a production agreement for annual minimum orders totaling $500,000 with a company whose sole owner is a former director and officer of the Company. In January 1996, the Company sold production equipment with a book value of $64,744 to this entity for $45,000.

Year ended March 31, 1997 compared with the year ended March 31, 1996

Liquidity and Capital Resources [Continued]

Operations [Continued]

For the year ended March 31, 1997, cash utilized for operations was $962,527 as compared to $1,433,641 of cash generated from operations for the year ended March 31, 1996. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

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

During fiscal year end March 31, 1997, the Company did engage various financial consultants to assist the Company with its debt financing. These consultants were issued options as consideration for partial payment of these services.

In May of 1997, the Company entered into an agreement and plan of merger between BDC Acquisition, Inc., a newly formed wholly-owned subsidiary of the Company, and Beyond Design Corporation ["BDC"]. The Company's subsidiary has acquired all of the issued and outstanding stock of BDC for the issuance of an aggregate of 2,200,000 shares of the Company's common stock and the assumption of certain outstanding obligations of BDC. Management believes that this merger will contribute an additional $1,000,000 in sales revenue. The Company is pursuing moving all locations to one premises which will enable the Company to further reduce expenses.

Investing

Capital expenditures for the years ended March 31, 1997 and 1996 were $47,638 and $87,524, respectively. For the years ended March 31, 1997 and 1996, investments in masters and artwork were $531,277 and $415,422, respectively. Management continues to seek to acquire new titles to enhance its product lines.

The Company has a 50% real estate interest in ATRE. In May of 1995, the Company entered into a sales agreement for two acres of land for approximately $940,000. The Company received proceeds of $48,475 from ATRE on one parcel which closed in December of 1995. These proceeds reduced the receivable from ATRE. In September 1996, the Company closed the escrow on the second parcel at $550,000 and retained proceeds for the construction of the sewage requirement of this whole parcel of 20 acres, in order to sell the remaining pieces successfully. The Company received $121,600 from ATRE during fiscal 1997. As of July 9, 1997, ATRE is negotiating for the sale of three parcels of property with three different non-affiliated entities. The Company believes that contracts will be finalized for these properties and be signed by the end of July and closed with net proceeds of approximately $900,000 by May of 1998 and an additional $1,000,000 by August of 2000. The Company is required by the partnership agreement to make additional advances to the ATRE partnership. A further delay in the sales of these parcels will require additional capital contributions to be made. These additional capital contributions by the Company and any further delay in the sales of these parcels will have a negative impact on the Company's financial position. Therefore, ATRE and the Company continue to seek additional equity partners to inject capital to be used for ATRE's short- and long-term needs.

Year ended March 31, 1997 compared with the year ended March 31, 1996

Liquidity and Capital Resources [Continued]

Financing

On August 30, 1996, the Company obtained an asset based lending credit line of $2,500,000 at interest rate of 3% above prime rate. The Company used this line to repay a revolving credit line provided by a private lender. The Company owes approximately $2,000,000 on the line of credit. This amount is backed by pledged the Company's receivables and inventory and $500,000 is guaranteed by the Company's president. The Company is technically in default on this loan because it did not meet certain net income criteria. The line of credit is reduced by $2,500 per day commencing May of 1997. The Company believes that achieving improved debt financing, sales growth and obtaining profitability could provide the means of financial and operational support for the next twelve months. If any of these factors are not achieved, adverse effects could result. Should these adverse effects materialize, management intends to seek additional equity financing from unaffiliated individuals in private offerings and to secure an additional line of credit until operations generate a positive cash flow. If the Company is unsuccessful in obtaining additional equity or debt financing, the Company's liquidity and capital resources could be adversely affected. There can be no guarantee that the Company will be successful in these efforts.

During fiscal 1997, the Company negotiated convertible promissory notes with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 options exercisable at $.25 per share to two consultants. The Company recorded a financing cost of $25,000 for the fair value of the options granted. As of March 31, 1997, debentures of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable are outstanding and in default as of May 1997. Interest expense of $24,702 was recorded for the year ended March 31, 1997.
 The fair value of the options was determined based upon the fair value of services received by the Company.

The Company owes approximately $3,000,000 in debt financing by March 31, 1998.

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

Year ended March 31, 1997 compared with the year ended March 31, 1996

Liquidity and Capital Resources [Continued]

New Authoritative Pronouncements [Continued]

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


Item 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Financial Statements following Item 13 of this Annual Report on Form 10-K.

 Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
            ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are listed below, followed by a brief description of their business experience during the past five years.


Name                       Age                          Position
-------------              ---                  ------------------------------
James K.T. Lu              50                   Chairman of The Board;
                                                Chief Executive Officer;
                                                Secretary and Director

Jeffrey I. Schillen        51                   Executive Vice President Sales
                                                and Marketing and Director

Murray T. Scott            75                   Director

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

  Under the certificate of incorporation of the Company ("Certificate of Incorporation"), the Board of Directors of the Company is divided into three (3) classes, with each class to be elected by the shareholders every three years. The Company's Board presently consists of three (3) directors: one (1) Class 1 director whose term expired in 1995, two (2) Class 2 directors whose terms expired in 1994.

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

  James Lu (Class 2 Director). Mr. Lu has been a director of the Company since February 1989. Mr. Lu was elected as Chairman of the Board, Chief Executive Officer and Secretary of the Company as of March 1, 1990. In July 1991, Mr. Lu was appointed to the additional position of President. In order to involve other executives in the management of the Company, Mr. Lu resigned in September 1991 as President and Chief Operating Officer and Mr. Cheng was appointed to such positions. Mr. Lu was President and Chief Executive Officer of the California Subsidiary from 1985 to 1990. In May 1995, Mr. Lu was appointed as President of the Company upon Mr. Cheng's departure from the Company. Mr. Lu received his B.S.I.E. degree from Chung Yuen University Taiwan in 1969, his M.S.I.E. degree from the Illinois Institute of Technology in 1972 and a Masters of Business Administration (M.B.A.) from California State University in 1981.

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

  The Company has no standing audit, nominating or compensation committee, or committees performing similar functions except with respect to the Company's stock option plan. See "RESTRICTED STOCK PLAN." During the year ended March 31, 1997, the Company held one Board meeting. No director attended less than 75% of such meetings. No director of the Company has resigned or declined to stand for re-election due to a disagreement on any matter relating to the Company's operations, policies or practices. [UPDATE]

Item 10.    Executive Compensation [Update]

                                                    SUMMARY COMPENSATION TABLE

                                        Annual Compensation         Long-Term Compensation

                                                                             Awards            Payouts
       (a)                  (b)        (c)       (d)      (e)        (f)              (g)        (h)        (i)

                                                       Other         Restricted Securities
                                                       Annual        Stock      Underlying      LTIP     All Other
Name and Principal Posit   Year       Salary    Bonus  Compensation  Award      Options/SARs   Payouts  Compensation
-----------------------    ----      --------   -----  -----------   ---------  -----------    -------  ------------

James Lu                   1996      $130,500     0          0          0           0              0       $33,742
 Chief Executive Officer   1995       167,885     0          0          0           0              0        37,290
                           1994       185,718     0          0          0           0              0        37,988


Jeffrey I. Schille         1996      $ 93,000     0          0          0           0              0       $12,547
 Executive Vice Presiden   1995       122,308     0          0          0           0              0        19,631
                           1994       113,550     0          0          0           0              0        26,340



Employment Agreements

      Mr. Lu entered into an employment agreement with the Company for a period of ten (10) years commencing on January 1, 1991. Mr. Lu shall receive $150,000 per year, subject to annual adjustments. The Company also maintains two life insurance policies on Mr. Lu, both of which total $1,500,000 one of which names the Company as beneficiary. Beginning June, 1992, the amount was reduced to an aggregate of $1,000,000. The Company also pays Mr. Lu's medical insurance premiums, and leasing and insurance payments for Mr. Lu's automobile, aggregating $15,752.81 per annum.

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

      On April 23, 1996, the Board of Directors reserved 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum.

      None of the employment agreements which the Company has with any of the executives, indicated above, provides for any specific compensation to such individuals should their respective employment agreements be terminated prior to expiration of the term of such agreements.

      Beginning January 1, 1997, both Mr. Lu and Mr. Schillen agreed to temporarily reduce their monthly salary to $1,000 each until the end of 1997 when the condition of the Company becomes more stable and each will resume receiving salary at their normal levels.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT [Update]

      The following table sets forth information as of July __, 1997, with respect to the beneficial ownership of the outstanding shares of the Company's Preferred Stock and Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares, each of the directors and all directors and executive officers as a group. See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.


                                                                                       Percentage
                                                                         Shares of     (%) of
                               Shares      Percentage                    Common Stock  Common Stock
                               of          (%) of         Shares         Assuming      Assuming
                               Common      Total          of             Conversion of Conversion
                               Stock       Common         Preferred      Preferred     of Preferred
Name                           Owned       Stock          Stock 3)       Stock(3)      Stock
----                          ------       ----------     ---------      ----------    ------------

James K.T. Lu (1)........    4,412,785      34.22%         209,287        408,110        3.16%
c/o Diamond Entertainment
  Corporation
16818 Marquardt Avenue
Cerritos CA  90703

Jeffrey I. Schillen
  (2).............           3,020,750      28.43%          36,282         70,750        0.955%
c/o Diamond Entertainment
  Corporation
4400 Route 9 South
Freehold, NJ  07728

Murray Scott (4)........       800,000       6.20%          75,796        147,802        1.15%
c/o Diamond Entertainment
  Corporation
16818 Marquardt Avenue
Cerritos, CA  90703

Pacesetter Int'l Co.....     2,538,446      19.68%             -0-            -0-          -0-
Hong Kong

All directors and
 officers as a group
 (3 persons)............     8,233,535      63.85%         321,365        626,662        4.86%

(1)   Mr. Lu is the Chief Executive Officer; Secretary and Director of the Company.


(2) Mr. Schillen may be deemed a "parent" or "promoter" of the Company as such terms are defined in the Securities Act of 1933, as amended, by virtue of being a founder and a Senior Executive Vice President of the Company.

(3) The Preferred Stock entitles the holder to 1.95 votes for each share owned and each share may be converted into 1.95 shares of Common Stock.

(4) Mr. Scott is a Director of the Company.


Item 12.    CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 31, 1990, in consideration for the issuance of 60,000 shares of capital stock of the California Subsidiary, certain individuals including Messrs. Lu, Cheng and Winters issued unsecured promissory notes to the California Subsidiary for $1,380,000. The promissory notes provided interest at the annual rate of 9% and were due March 31, 1995. Pursuant to such transaction, the following individuals issued promissory notes to the California Subsidiary:
James Lu - $529,000; Thomas Cheng - $368,000; Edward Winters, Sam Chang and Murray Scott - $160,000 each. On March 31, 1994, the Company canceled the promissory notes which had an aggregate principal balance of $865,836 and recorded compensation expense of the same amount. On December 20, 1994, the Board of Directors revoked its June 23, 1994 election to forgive the receivable and reduced the price on the unpaid shares of stock to $.125 per share. In March 1995, the Company forgave the accrued interest receivable of $274,115 on the stock subscription receivable.

      On July 15, 1991 as a part of a business combination with Trans-Atlantic Video, Inc., the Company issued 1,000,000 shares of voting preferred stock which were convertible into 1,950,000 shares of voting common stock.

      The Company has advanced approximately $1,200,000 to ATRE in order to enable American Top Real Estate to meet the obligations and thereby protecting the Company's 50% owned investment. The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method. The investee has not incurred any significant earnings or losses to date, therefore, this investment does not reflect any adjustments for earning and losses. On January 19, 1994, ATRE entered into an amended agreement to sell a parcel of land for $4,400,000. ATRE has a 70% interest in this land. In August of 1994, the escrow agreement for $4,400,000 was canceled on this contract due to the final user's request for a two year delay. ATRE declined to accommodate this request.

      In May 1995, ATRE entered into a sales agreement for two acres of land for approximately $940,000. In December 1995, the sale of one parcel of land was closed and the Company received its portion of the proceeds from ATRE of $48,475, which was used to reduce the accounts receivable from ATRE. In September 1996 the sale of the other parcel of land was closed and the proceeds were retained for future sewage construction needed for the remaining property, however, the Company did receive $121,600 from ATRE. It is anticipated that in 1997 monies will be received by the Company for reimbursement of monies reinvested from the proceeds of prior sales of property. There are two additional parcels of property to be sold. In June 1997 the Company commenced negotiations for the sale of land parcels totaling 10 acres for approximately $2,500,000. The Company anticipates the realization of approximately $1,000,000 from this sale in 1998.

      The Company has loaned money to its President in the form of a note receivable totaling $61,986 at an annual interest rate of 10% for the year ended March 31, 1997. The note is due in March 1998.

      On July 15, 1992, the Company signed a promissory note for $510,000 with a former Underwriter. The interest rate for the note was ten (10%) percent per annum. The former Underwriter received a total of 25,500 shares of common stock purchase warrants exercisable at $15 per share, for a term of three (3) years in consideration of the entire amount. On August 28, 1992, the former Underwriter voluntarily surrendered these warrants to the Company and the warrants were canceled. The total indebtedness of $676,031 was due April 1, 1995 and on June 15, 1995 this obligation was purchased by an unaffiliated Company. On June 2, 1995, an agreement was reached to issue 2,538,446 shares of the Company's common stock for this obligation. The conversion is effectuated at $.26 per share of common stock. The market value at the time of conversion was $.10 per share of common stock.

      On August 12, 1992 the Company obtained two (2) lines of credit from a private investor. Interest is twelve (12%) percent interest per annum. As additional consideration for the line of credit, the Company issued a total of 25,000 warrants to purchase 25,000 shares of common stock at $30 per share on or before August 12, 1997. The lines of credit are collateralized by (i) a first security interest [subordinate to the bank] in certain accounts receivable, inventory and equipment in connection and (ii) a security interest in the Company's shares of ATRE. These loans are personally guaranteed by two of the officers of the Company. On October 27, 1993 the Company was granted an extension on the total indebtedness of $752,042 to the private investor until April 15, 1995 or from the net proceeds of a public offering, whichever was earlier. On March 31, 1995, the Company owed a total of $812,455 of which $752,042 was principal and $60,413 was accrued interest payable. The Company was in default on the due date, however these obligations were assigned to the Company's Chief Executive Officer in May 1995. in July 1995 this obligation of $752,042 was converted into shares of common stock and the $60,413 of accrued interest was expensed.

      On August 31, 1995 the Company renewed a revolving line of credit with an investor. The revolving line of credit is for up to a maximum of $1,250,000 with a commitment to borrow a minimum of $2,000,000 during a one year period. This loan is made in amounts which is equal to 70% of the pledged invoice's amount and it is secured by a first security interest in certain accounts receivable and personally guaranteed by an officer of the Company. Repayment is to be made upon receipt of any payment of pledged invoices, with interest rates of 3% for within 30 days, 6% for within 60 days, and 9% for after 60 days.

      On August 30, 1996 the Company established a line of credit up to $2,500,000. Of this amount, $2,000,000 is backed by pledged receivables and inventory and $500,000 is guaranteed by the Company's President. Interest, billed quarterly, is at Chemical Bank's prime rate plus 3%. The prime rate at March 31, 1997 was 8.5%. The Company is technically in default on this loan because it did not meet certain ent income criteria. The line of credit continues to be reduced by $2,500 per day commencing May 1997.

      During the quarter ended June 30, 1996 the Company issued convertible promissory notes with 10% per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the Company's Common Stock at a conversion price equal to 65% of the average closing bid price for the Common Stock for five days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. As of March 31, 1997, convertible promissory notes of $290,000 were converted into 1,450,000 shares of the Company's Common Stock by several offshore companies under Regulation S and $967,988 of convertible promissory notes payable are outstanding and as of May 1997 are in default by the Company. Interest expense of $24,702 was recorded for the year ended March 31, 1997.

      In March 1993, a loan was renegotiated for the sum $292,058 with principal payments of $5,000 per month with interest of 10% per annum until November 14, 1999. The balance due at March 31, 1997 was $137,720.

      On November 18, 1995, the Company entered into a loan agreement for $200,000 with an individual and a Company with interest at a rate of 50%. Principal and interest were due on February 18, 1996. At March 31, 1996, the outstanding balance on this loan was $150,000. The Company was in default on the loan agreement. As of July 10, 1996, this loan was paid off.

      Louis Chase, the former Senior Vice President and a Director of the Company is an owner of National Media, Inc. ("National Media"). On January 8,1990, the Company entered into a ten year agreement with National Media, whereby the Company agreed to manage all phases of National Media's production equipment. The Company has been paying National Media $88,032.36 annually for the use of all production equipment. In addition, on January 6, 1992, the Company signed an agreement with Sony Corp. of America to guarantee an equipment lease that Sony extended to National Media, Inc. In the event National Media Inc. fails to pay Sony, the Company will be responsible for the payments. The monthly lease payment was $8,285 and expired on December 31, 1993. For the year ended March 31, 1994, the Company has paid $99,420 to Sony on behalf of NMI. The Company treated this payment as equipment rental expense. Commencing April 1, 1994, the Company pays NMI $161,999.76 annually for the use of all their equipment. National Media has agreed to replace an equipment which becomes obsolete, based on industry standards. the company also has an option to purchase the production equipment during the length of the agreement at an agreed upon fair market value. On December 21, 1995, Louis Chase resigned and terminated his employment agreement with the Company as part of a settlement agreement. Effective January 1, 1996 and ending December 31, 1996, the company entered into a monthly $10,000 consulting agreement with this individual. The individual agreed to surrender der 30,769 shares of preferred stock and 10,000 shares of common stock upon execution of the settlement agreement in consideration for 5% of net profits of the Company for the fiscal years ended March 31, 1997 and 1998.

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

      On May 8, 1995, the Company closed the sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The General Manager of Central Video is the former President of the Company. The Company is receiving $750,000 of future duplication services and is giving up equipment with a value of approximately $630,000. In addition, Central Video entered into a sublease for the remaining thirteen month lease. The Company has guaranteed the Company's former President a minimum of $2,500,000 a year production orders for the next three years. For the year ended March 31, 1997 the Company did not meet the annual minimum order requirement. The Company has agreed to pay the Company's former President a 3% commission on orders the Company places with Central Video.

      As of December 31, 1996, there are two employment agreements in effect for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company.

The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum at $.25 per share.

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

      On April 23, 1996, the Board of Directors agreed to cancel an existing $86,636 stock subscription receivable.

      The Company engaged Wharton Capital for three months commencing April 1, 1996 to arrange a line of credit of $2,000,000 or more for a 2% commission at closing.

      In May and June of 1996, the Company engaged three consultants for total fees of $11,000 monthly for a period of six months. In addition to the monthly compensation, the Company will repay the consultants for business expenses not to exceed $750 per month.

      One of the consultants, Trenwith Company, also received an aggregate of 1,000,000 warrants with an exercise price of $.25 per share.

      In October 1996 the Company entered into a joint venture agreement with an unrelated party whereby the parties distribute each other's catalogues of products and share equally in any profits of such distribution. The agreement will expire in October 1997. In connection with the joint venture agreement, the Company loaned $18,000 at a 6% interest rate to the other party. The loan was due in January 1997 and remains unpaid as of March 31, 1997.

      On April 30, 1997 the Company through its wholly owned subsidiary BDC Acquisition Corp., a New Jersey corporation (the "Subsidiary"), closed on the merger with Beyond Design Corporation, a California corporation ("BDC"), pursuant to an Agreement and Plan of Merger which had been executed on February 27, 1997. According to the terms of the Agreement and Plan of Merger, the Subsidiary acquired all of the issued and outstanding capital stock of BDC for the issuance of an aggregate of 2,200,000 shares of Common Stock of the Company and the assumption of certain outstanding obligations of BDC.

      The Company believes each of the foregoing transactions are on terms no less favorable than could be obtained from unaffiliated third parties.

Item 13.  Exhibits, Lists and Reports on Form 8-K

Reports on Form 8-K

      The Company filed a report on Form 8-K on April 30, 1997. Such report covered the Company's merger with Beyond Design Corporation, a California corporation, ("BDC")whereby the Company acquired all of the issued and outstanding capital stock of BDC in exchange for the issuance of an aggregate of 2,200,000 shares of common stock of the Company and the assumption of certain outstanding obligations.

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

10.25   Form of Agreement by and between JVC and the Company dated June 25,1991*

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

10.28 Employment Agreement between Roger Wu and the Company's California Subsidiary*

10.29 $500,000 Promissory Note to First National Realty Associates, Inc. dated June 28, 1991*

10.31 Form of Financial Consulting Agreement by and between the Company and Hibbard Brown & Co., Inc.(1)

10.32 $510,000 Promissory Note to Hibbard Brown & Co., Inc. dated as of July 9, 1992.

10.33 Agreement and Plan of Merger by and between BDC Acquisition Corp. and Beyond Design Corporation, dated February 27, 1997.

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

Financials Statements

The following financial statements are included in Item 7:

  Independent Auditor's Report......................................F-1

  Balance Sheet as of March 31, 1997 ...............................F-2....F-3

  Statements of Operations for the years ended March 31, 1997 and 1996..........................................................F-4

  Statements of Stockholders' Equity [Deficit] for the years ended
  March 31, 1997 and 1996...........................................F-5

  Statements of Cash Flows for years ended March 31, 1997 and 1996..F-6....F-7

  Notes to Financial Statements.....................................F-8....F-18

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Diamond Entertainment Corporation



            We have audited the accompanying balance sheet of Diamond Entertainment Corporation as of March 31, 1997, and the related statements of operations, stockholders' equity [deficit], and cash flows for each of the two fiscal years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond
Entertainment Corporation as of March 31, 1997, and the results of its operations and its cash flows for each of the two fiscal years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations, has a significant working capital deficiency, has encountered difficulties in paying its creditors on a timely basis, and is in default on the convertible debentures and a production agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford, New Jersey
May 20, 1997

Item 7:   Financials

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF MARCH 31, 1997.
------------------------------------------------------------------------------



Assets:
Current Assets:
  Accounts Receivable - Net                                         $ 2,121,579
  Inventory                                                           1,858,420
  Prepaid Expenses and Deposits                                          33,542
  Related Party Receivable                                               61,986
  Other Receivables                                                      18,802
                                                                    -----------

  Total Current Assets                                                4,094,329

Property and Equipment:
  Leasehold Improvements                                                 28,258
  Furniture, Fixtures and Equipment                                     762,060

  Total - At Cost                                                       790,318
  Less:  Accumulated Depreciation                                       568,428

  Property and Equipment - Net                                          221,890
                                                                    -----------

Film Masters and Artwork                                              4,590,445

Less:  Accumulated Amortization                                       3,780,634

  Total Film Masters and Artwork - Net                                  809,811
                                                                    -----------

Other Assets:
  Accounts Receivable - ATRE                                          1,588,068
  Investment in ATRE                                                     50,000
  Security Deposits                                                      43,491
                                                                    -----------

  Total Other Assets                                                  1,681,559

  Total Assets                                                      $ 6,807,589
                                                                    ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF MARCH 31, 1997.
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Overdraft                                                    $   157,746
  Accounts Payable                                                    2,842,152
  Convertible Promissory Notes Payable                                  967,988
  Notes Payable                                                       2,043,859
  Royalties Payable                                                      23,278
  Lease Obligations Payable                                              14,770
  Accrued Expenses                                                      424,356
  Customer Deposit                                                      322,450
  Related Party Payable                                                  20,688
                                                                    -----------

  Total Current Liabilities                                           6,817,287

Long-Term Liabilities:
  Notes Payable                                                          89,313
  Lease Obligations Payable                                              14,355

  Total Long-Term Liabilities                                           103,668

  Total Liabilities                                                   6,920,955

Commitments and Contingencies [5]                                            --

Stockholders' Equity [Deficit]:
  Convertible Preferred Stock - No Par Value, 5,000,000
   Shares Authorized, 483,251 Issued as of March 31,
   1997 [of which 172,923 are held in Treasury]                         376,593

  Common Stock - No Par Value, 100,000,000 Shares
   Authorized; 15,390,941 Shares Issued and Outstanding              10,013,334

  Additional Paid-in Capital                                         (1,310,231)

  Retained Earnings [Deficit]                                        (9,129,401)

  Sub-Total                                                             (49,705)
  Less: Treasury Stock [Preferred] - At Cost                             48,803
        Deferred Costs [5I]                                              14,858

  Total Stockholders' Equity [Deficit]                                 (113,366)

  Total Liabilities and Stockholders' Equity [Deficit]              $ 6,807,589
                                                                    ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                             Years ended
                                                               March 31,
                                                         1 9 9 7       1 9 9 6
                                                         -------       -------

Sales - Net                                            $6,444,586   $ 9,117,113

Cost of Sales                                           3,761,175     5,678,340
                                                       ----------   -----------

  Gross Profit                                          2,683,411     3,438,773
                                                       ----------   -----------

Operating Expenses:
  Selling Expenses                                      1,676,506     1,478,772
  General and Administrative Expenses                   1,837,450     1,853,837
  Factoring Fees                                          236,119       556,445
  Bad Debt Expense                                        119,808       121,022
                                                       ----------   -----------

  Total Operating Expenses                              3,869,883     4,010,076
                                                       ----------   -----------

  Operating [Loss]                                     (1,186,472)     (571,303)
                                                       ----------   -----------

Other Expenses [Income]:
  Interest Expense                                        267,798       221,140
  Interest Income - Related Party                        (106,391)     (116,440)
  Other Income                                            (44,333)           --
                                                       ----------   -----------

  Other Expenses - Net                                    117,074       104,700
                                                       ----------   -----------

  [Loss] Before Extraordinary Item                     (1,303,546)     (676,003)

Extraordinary Item                                             --       390,000
                                                       ----------   -----------

  Net [Loss]                                           $(1,303,546) $  (286,003)
                                                       ===========  ===========

Net Income [Loss] Per Share:
  Before Extraordinary Item                            $     (.08)  $      (.08)
  Extraordinary Item                                           --           .05
                                                       ----------   -----------

  Net [Loss] Per Share                                 $     (.08)  $      (.03)
                                                       ==========   ===========

  Weighted Average Number of Shares Outstanding        16,287.280     8,605,246
                                                       ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
------------------------------------------------------------------------------




                           Convertible                                                                   Treasury           Total
                         Preferred Stock       Common Stock       Additional   Retained       Stock       Stock        Stockholders'
                        Number of           Number of               Paid-in    Earning     Subscription[Preferred]Deferred  Equity
                          Shares    Amount   Shares     Amount      Capital    [Deficit]   Receivable    At Cost   Costs   [Deficit]

  Balance - March 31,1995  629,905 $376,593  2,143,710 $7,804,369 $(1,410,231) $(7,539,852) $(125,000) (13,000)       --  $(907,121)

Preferred Stock Returned  (146,654)      --         --         --          --           --         --  (35,803)       --    (35,803)

Stock Subscription
Canceled                        --       --         --         --          --           --     38,364       --        --     38,364

Conversion of Debt to
Equity                          --       -- 10,751,231  1,807,465          --           --         --       --        --  1,807,465

Net [Loss] for the year
ended March 31, 1996            --       --         --         --          --     (286,003)        --       --        --   (286,003)
                           -------   ------    --------   --------  ---------       ------    -------  -------      ----   --------

  Balance - April 1,1996   483,251  376,593  12,894,941  9,611,834 (1,410,231)  (7,825,855)   (86,636) (48,803)       --    616,902

Stock Options Issued
[5I][7E][13D]                   --       --          --         --    100,000           --         --       --  (100,000)        --

Stock Options Exercised
[13D]                           --       --   1,000,000    100,000         --           --         --       --        --    100,000

Financing Expense
[7E][13D]                       --       --          --         --         --           --         --       --    50,000     50,000

Consulting Expense [5I]         --       --          --         --         --           --         --       --    35,142     35,142

Stock Subscription
Canceled                        --       --          --         --         --           --     86,636       --        --     86,636

Exercise of Options [7E]        --       --      46,000     11,500         --           --         --       --        --     11,500

Debt Converted to Shares
of Common Stock [7E]            --       --   1,450,000    290,000         --           --         --       --        --    290,000

Net [Loss] for the year
ended March 31, 1997            --       --          --         --         --   (1,303,546)        --       --        -- (1,303,546)
                            ------  -------    --------   --------  ---------   ----------     ------  -------   -------  ---------

 Balance - March 31, 1997  483,251  376,593  15,390,941 10,013,334 (1,310,231)  (9,129,401)        --  (48,803)  (14,858)  (113,366)
                           =======  =======  ========== ==========  =========    =========     ======  =======   ========   ========



The Accompanying Notes are an Integral Part of These Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                              Years ended
                                                                March 31,
                                                          1 9 9 7       1 9 9 6
                                                          -------       -------
Operating Activities:
  Net [Loss]                                           $(1,303,546) $  (286,003)
                                                       -----------  -----------
  Adjustments  to  Reconcile  Net  [Loss] to Net Cash
  [Used  for]  Provided  by Operating Activities:
   Depreciation                                            64,872        67,216
   Amortization of Film Masters and Artwork               269,420       385,016
   Provision for Doubtful Accounts                        119,808       121,022
   Losses Resulting from Write-off of Fixed Assets
     and Film Masters and Artwork                              --       933,123
   Cancellation of Stock Subscription Receivable           86,636        38,364
   Increase in Inventory Valuation Allowance               90,931            --
   Amortization of Deferred Compensation                   85,142            --
   Services Received for Payment on Exercise of Options   111,500            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable - Trade                         (661,654)    1,523,874
     Inventory                                           (505,807)      431,473
     Prepaid Expenses and Deposits                          6,190        (6,000)
     Other Assets                                         (24,217)      (19,274)
     Accounts Receivable - Related Party                  (18,801)      (13,561)
     Other Receivables                                         --       (40,280)
   Increase [Decrease] in:
     Accrued Payable                                           --      (628,499)
     Accounts Payable                                     648,328    (1,216,435)
     Related Party Payable                                 20,688       (40,537)
     Deposits                                             258,054        64,397
     Accrued Expenses                                    (210,071)      119,745
                                                       ----------   -----------

   Total Adjustments                                      341,019     1,719,644
                                                       ----------   -----------

  Net Cash - Operating Activities - Forward              (962,527)    1,433,641
                                                       ----------   -----------

Investing Activities:
  Advances to ATRE                                       (189,830)     (464,664)
  Repayments by ATRE                                      121,600        55,475
  Proceeds from Sale of Equipment                              --        60,500
  Payment of Officers' Loans Receivable                   (48,426)           --
  Capital Expenditures                                    (47,638)      (87,524)
  Masters and Artwork                                    (531,277)     (415,442)
  Maturity of Certificate of Deposit                           --       600,000
                                                       ----------   -----------

  Net Cash - Investing Activities - Forward            $ (695,571)  $  (251,655)


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                              Years ended
                                                                March 31,
                                                          1 9 9 7       1 9 9 6
                                                          -------       -------

  Net Cash - Operating Activities - Forwarded          $ (962,527)  $ 1,433,641
                                                       ----------   -----------

  Net Cash - Investing Activities - Forwarded            (695,571)     (251,655)
                                                       ----------   -----------

Financing Activities:
  Proceeds from Notes Payable                           6,204,232     5,664,128
  Payments of Notes Payable                            (4,695,401)   (6,403,262)
  Payments of Lease Payable                                (8,479)     (193,296)
  Cash Overdraft                                          157,746      (213,753)
  Purchase of Treasury Stock                                   --       (35,803)
                                                       ----------   -----------

  Net Cash - Financing Activities                       1,658,098    (1,181,986)
                                                       ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalen           --            --

Cash - Beginning of Years                                      --            --
                                                       ----------   -----------

  Cash - End of Years                                  $       --   $        --
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                          $  259,247   $   750,620
     Income Taxes                                      $    1,900   $        --

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

  In May of 1995, three debt obligations totaling $1,131,434 were assigned to the Company's Chief Executive Officer. In July of 1995, 8,212,785 shares of the Company's common stock were issued to the officer for this obligation.

  Pursuant to the June 15, 1995 assignment of debt agreement, the Company's $658,750 obligation to its former underwriter was purchased by an unaffiliated Company. On July 19, 1995, an agreement was reached to issue 2,538,446 shares of the Company's common stock to the underwriter for this obligation.

  In December 1995, the Company settled a debt with a creditor for $390,000 less than the carrying amount.

  During the year ended March 31, 1997, the Company entered into a capital lease agreements for equipment totaling $25,900.

  During 1997, $290,000 in convertible debt was converted into 1,450,000 shares of common stock. During the year ended March 31, 1997, 46,000 options were exercised and the Company received $11,500 in consulting services in lieu of cash for the exercise price. Additionally, 1,000,000 options were exercised and the Company received $100,000 in advertising services in lieu of cash for the exercise price.

The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

Depreciation - Property and equipment are presented at cost less accumulated depreciation. Depreciation is computed by the straight-line method for all furnniture, fixtures, and equipment over 5-10 years, which represents the estimated useful lives of the respective asset.

Leasehold improvements are being amortized over the lesser of their estimated useful lives or the remaining term of the lease.

Depreciation expense for the years ended March 31, 1997 and 1996 is $64,872 and $67,216, respectively.

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

Amortization expense for the years ended March 31, 1997 and 1996 is $269,420 and $385,016, respectively.

Advertising Costs - Adverting cost are expensed as incurred. Advertising costs of $65,000 and $8,888 were expensed for the years ended March 31, 1997 and 1996, respectively.

Bad Debts - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is $656,112 at March 31, 1997.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation" on April 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" for financial reporting purposes.

Deferred Taxes - There are no material temporary differences that will result in taxable amounts in future years. The Company has sustained losses in recent years and has a large net operating loss carryforward. No deferred taxes are reflected in these financial statements [See Note 9].

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no deposits as of March 31, 1997, with financial institutions subject to a credit risk beyond the insured amount.

[2] Accounts Receivable

Accounts receivable at March 31, 1997 net of allowance for doubtful accounts were $2,121,579. Substantially all of the accounts receivable at March 31, 1997, have been pledged as collateral for the line of credit [See Note 7B].

[3] Inventory

Inventory as of March 31, 1997 consists of:

Raw Materials                             $  163,080
Finished Goods                             1,695,340

  Totals                                  $1,858,420

An  allowance  of  $280,000  has  been   established   for  idle   inventory  of
approximately $280,000.

[4A] Related Parties Receivables

At March 31, 1997, the Company was owed $61,986 from the President of the Company for advances and loans. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. This amount is due in March 1998.

[4B] American Top Real Estate ["ATRE"]

Investment - The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method. The investee has not incurred any significant earnings or losses to date.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[4B] American Top Real Estate ["ATRE"] [Continued]

Sale of ATRE Real Estate Parcel - In May 1995, ATRE entered into a sales agreement for two acres of land for approximately $940,000. In December of 1995, the sale for one parcel of land was closed and the Company received $48,475. In September 1996, the other parcel was sold and proceeds were retained for future sewage construction needed for this 20 acre property, however, the Company received $121,600 from ATRE [See Note 19C].

Accounts Receivable - The Company has a receivable [including interest] from ATRE of $1,588,068 as of March 31, 1997. This balance includes interest income of $102,592 for the year ended March 31, 1997 at an annual rate of 10%.

[5] Commitments

[A] Royalty Commitments - The Company has entered into various royalty agreements for exclusive licensing of titles for terms of one to five years. Certain agreements include minimum guaranteed payments. For the years ended March 31, 1997 and 1996, royalty expense was $135,141 and $213,541, respectively, pursuant to these agreements.

[B] Video Agreements - The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

[C] Accounts Payable - The Company is currently delinquent on a significant amount of its accounts payable.

[D] Employment Agreements - As of December 31, 1996, there are two employment agreements in effect for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased at $.25 per share in installment payments with a five year promissory note with interest at 6% per annum. These shares have not been issued.

[E] Sale of Multi Media Assets - On May 8, 1995, the Company closed a sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The general manager of Central Video is the former President of the Company. The Company received $750,000 of duplication services and surrendered equipment having a book value of approximately $630,000. The Company guaranteed Central Video's general manager a minimum of $2,500,000 a year of production orders for three years and agreed to pay Central Video's general manager a 3% commission on orders the Company places with Central Video. The Company satisfied this obligation in fiscal 1996, however, in 1997, the Company did not fulfill this obligation and is delinquent in payments to Central Video.

[F] Termination of Employment - On December 21, 1995, an officer and director of the Company resigned and terminated his employment agreement with the Company as part of a settlement agreement. Effective January 1, 1996 and ending December 31, 1996, the Company entered into a monthly $10,000 consulting agreement with this individual. The individual agreed to surrender 30,769 shares of preferred stock and 10,000 shares of common stock upon execution of the settlement agreement in consideration for 5% of net profits of the Company for the fiscal years ended March 31, 1997 and 1998.

[G] Production Agreement - On December 21, 1995, the Company entered into a production agreement for annual minimum orders totaling $500,000 with a company whose sole owner is a former director and officer of the Company. In January 1996, the Company sold production equipment with a book value of $64,744 to this entity for $45,000.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[5] Commitments [Continued]

[H] Duplication Agreement/Line of Credit - On January 3, 1996, the Company entered into a two year Duplication Agreement with a $200,000 revolving line of credit with a non-affiliated entity. The line of credit was unused at March 31, 1997.

[I] Financial Consultant Commitments - In June of 1996, the Company engaged three consultants for a period of two years. The Company will reimburse the consultants' business expenses not to exceed $750 per month. The financial consultants received a total of 1,000,000 warrants with an exercise price of $.25 per share in exchange for services to be rendered. The Company recorded deferred consulting costs of $50,000 for the fair value of the warrants to purchase the 1,000,000 shares of common stock and expensed $35,142 for the year ended March 31, 1997. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant [See Note 13B].

[J] Transfer of Custom Duplication Business - On April 13, 1995, the Board of Directors approved the transfer of its custom duplication business. Pursuant to this transaction, the Company's former President surrendered his employment contract and returned 146,654 shares of the Company's preferred stock back to the Company as treasury stock. Equipment with a carrying value of approximately $170,000 was transferred from the Company and the Company's former President assumed all remaining obligations on these assets of approximately $75,000. The Company agreed to a non competition agreement with this new custom duplication venture by the Company's former President.

[K] Joint Venture - In October 1996, the Company entered into a joint venture agreement with an unrelated party whereby the parties distribute each others catalogues of products and share in the profits of any such distribution equally. The agreement will expire in October 1997.

In connection with the joint venture agreement, the Company loaned $18,000 at a 6% interest rate to the related party. The loan receivable was due in January 1997 and remains unpaid as of March 31, 1997.
This amount is included in other receivables on the balance sheet.

[6] Lease Commitments

[A] Operating Leases - The Company leases various office and storage facilities, automobiles and equipment under operating leases expiring between 1996 and 2001.

The following schedules shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

                                                Years ended
                                                  March 31,
                                             1 9 9 7     1 9 9 6
                                             -------     -------

Minimum Rentals                           $  151,983  $  314,890
Less: Sublease Rentals                        15,000     143,087
                                          ----------  ----------

  Totals                                  $  136,983  $  171,803
  ------                                  ==========  ==========

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[6] Lease Commitments [Continued]

The following is the approximate aggregate future minimum rentals for the next five years for operating leases:

March 31,
  1998                                    $  155,438
  1999                                       155,673
  2000                                       128,664
  2001                                       119,231
  2002                                            --
                                          ----------

  Total Future Minimum Lease Payments     $  559,006

The operating leases also provide for cost escalation payments.

[B] On June 27, 1995, the Company entered into a lease for additional warehouse space for a monthly rental of $3,637, for six months, which the Company terminated in January of 1996.

[C] On January 3, 1996, the Company entered into a two year and three month sublease agreement for approximately 2,500 square feet with a non-affiliated duplicating company for monthly base rent of $1,500 to be received by the Company. The lease was canceled in October 1996.

[D] The Company leases office space in Freehold, New Jersey on a month-to-month basis for $1,950 per month.

[7] Notes Payable

Notes payable consist of the following:

                                                  M a r c h   31,  1 9 9 7
                                           -----------------------------------------
                           Interest
  Type of Loan             Expense      Amount     Current     Long-Term     Rate          Due Date
                           --------    -------     -------     ---------     ----          --------

Note Payable (F)          $     --   $   75,000  $   75,000    $      --          9%    July 1997
Installment Loan (C)        11,593      137,720      48,407       89,313         10%    November 14, 1999
Notes Payable (D)              558        2,317       2,317           --                1997
Line of Credit (B)          67,999    1,918,135   1,918,135           --   Prime + 3    Revolving Line of Credit
Convertible Debenture (E )  24,702      967,988     967,988           --         10%    May 1997
                           --------  ----------   ---------    ---------
  Totals                   $104,852  $3,101,160  $3,011,847    $  89,313
                           ========  ==========   =========    =========

[A] Former Underwriter Loan - On July 15, 1992, the Company signed a promissory note for $510,000 with a former Underwriter. The interest rate for the note was ten [10%] percent per annum. The former Underwriter received a total of 25,500 shares of common stock purchase warrants exercisable at $15 per share, for a term of three [3] years in consideration for the entire amount. On August 28, 1992, the former Underwriter voluntarily surrendered to the Company these warrants and the warrants were canceled. The total indebtedness of $676,031 was due April 1, 1995 and on June 15, 1995, this obligation was purchased by an unaffiliated company. On June 2, 1995, an agreement was reached to issue 2,538,446 shares of the Company's common stock in settlement of this obligation. The conversion is effectuated at .26 per share of common stock. The market value at the time of conversion was $.10 per share of common stock.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[7] Notes Payable [Continued]

[B] Private Investor - Line of Credit - On August 30, 1996, the Company established a line of credit up to $2,500,000. Of this amount, $2,000,000 is backed by pledged receivables and inventory and $500,000 is guaranteed by the Company's President. Interest, billed quarterly, is at Chemical Banks' prime rate plus 3%. The prime rate at March 31, 1997 was 8.5%. The Company is technically in default on this loan because it did not meet certain net income criteria. Their line of credit continues to be reduced by $2,500 per day commencing May of 1997.

[C] Installment Loan - In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999.

[D] Note Payable for Equipment - On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000 [See Note 5E]. The Company has classified the obligation options as notes payable.

[E] Convertible Promissory Notes Payable - During the quarter ended June 30, 1996, the Company issued convertible promissory notes with 10% interest per annum and a 7% commission. The principle amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. The Company recorded a financing cost of $25,000 for the fair value of the warrants granted. As of March 31, 1997, convertible promissory notes of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable are outstanding and as of May 1997 are in default by the Company. Interest expense of $24,702 was recorded for the year ended March 31, 1997. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996 [See Note 19B].

[F] Note Payable - The Company arranged financing totaling $75,000 payable in four installments of principle plus interest from June to July of 1997. Interest is calculated at an annual rate of 9% on actual days outstanding.

Following are maturities of debt for each of the next five years:

Current                 $3,011,847
1999                        53,475
2000                        35,838
Thereafter                      --
                        ----------

  Total                 $3,101,160

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



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

Following is a summary of property held under capital leases as of March 31, 1997:

Furniture, Fixtures and Equipment   $   60,150
Less:  Accumulated Depreciation         32,385

  Totals                            $   27,765
  ------                            ==========

Minimum future lease payments under capital leases as of March 31,1997 for each of the next five years and in the aggregate are:

Year Ending March 31,

1998                                            $   15,624
1999                                                 4,679
2000                                                 4,169
2001                                                 3,474
2002                                                 3,044
                                                ----------

Total Minimum Lease Payments                        32,115
Less:  Amount Representing Interest                  2,990

  Present Value of Net Minimum Lease Payments   $   29,125
  -------------------------------------------   ==========

[9] Income Taxes

The Company has net operating loss carryforwards of approximately $7,613,000 which expire through the year 2011. As a result of these carryforwards, the Company has a deferred tax asset of approximately $2,641,800, which has been offset by a valuation allowance of $2,641,800 resulting in a deferred asset of $-0-. Future tax benefits related to this loss have not been recognized because its realization is not assured. No current or deferred federal or state income taxes have been provided for.

As of March 31, 1997, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

 Expiration
in Years ending                 Net Operating Loss
  March 31,                        Carryforwards

   2007                             $1,317,000
   2008                              2,693,000
   2009                              2,015,000
   2010                                288,000
   2011                              1,300,000
                                    ----------

     Total                          $7,613,000

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------


[10] Capital Stock

[A] In May of 1995, three debt obligations totaling $1,131,434 were assumed by the Company's Chief Executive Officer. This officer issued promissory notes to the three entities. On July 19, 1995, the Chief Executive Officer of the Company converted the three debt obligations totaling $1,131,434 into 8,212,785 shares of the Company's common stock. The conversion was effectuated at a 38% premium rate of .138 per share of common stock. The market value at the time of conversion was .10 per share of common stock.

[B] Stock Subscription Receivable - On April 23, 1996, the Board of Directors agreed to cancel the existing $86,636 stock subscription receivable from officers of the Company. The Company accepted services performed by the officers of the Company in lieu of cash in collection of the stock subscription and, therefore, recorded the $86,636 as compensation expense.

[C] Authorized Shares - The Board of Directors agreed on April 23, 1996 to increase its authorized shares to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, which was approved at the August 23, 1996 annual shareholders meeting.

[D] Preferred Stock - The preferred stock has no (i) dividend rights, (ii) sinking fund provisions, (iii) rights of redemption, (iv) classification provisions for voting, (vi) preemptive rights, (vi) liability to further calls or to assessments by the Company, or (vii) any provision discriminating against any existing or prospective holder. Holders of shares of preferred stock are not entitled to any dividend preference. In the event of liquidation, holders of shares of preferred stock shall be entitled to a preference of $.01 per share, and any other remaining proceeds of liquidation shall be distributed shares and shares alike to holders of all capital stock. The issued and outstanding preferred stock are restricted and have not been registered.

[11] Earnings Per Share

Earnings per share is based on the weighted average number of common shares outstanding for the years ended March 31, 1997 and 1996 as restated to include the number of shares issued in the business combination with TAV reflecting conversion for a preferred share of stock into 1.95 shares of common stock. The effect of warrants has not been included as its effect would be anti-dilutive.

[12] Major Supplier

For the year ended March 31, 1996, the Company had purchases from one supplier that amounted to approximately $2,178,000 or 48% of net purchases. For the year ended March 31, 1997, the Company had purchases from three suppliers that amounted to approximately $2,940,211 or 83% of net purchases.

Loss of these suppliers would not significantly adversely affect the company because sufficient replacement vendors exist in the open market.

[13] Stock Options and Warrants

During 1997, the Company issued 3,000,000 stock options to nonemployees at exercise prices below market prices at the date of grant, ranging from $.10 to $.25, and having a weighted average exercise price of $.20. Of these options, 1,000,000 options have a 2 year vesting period and 2,000,000 options vested at date of grant. The total cost of issuing these stock options to nonemployees during 1997 was approximately $100,000. The entire amount is being amortized over the aforementioned respective vesting periods, resulting in a $85,142 charge to operations for the year ended December 31, 1997. The weighted average fair value of stock options granted to consultants during 1997 is estimated at $.04 using the fair value of services at date of grant.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[13] Stock Options and Warrants [Continued]

[A] On October 12, 1988, the Company's directors and stockholders approved the Company's 1988 Stock Option Plan [the "Option Plan"] authorizing the granting of incentive options and non-qualified options. The incentive options are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. Pursuant to the Option Plan, options to purchase up to 10,000 shares of common stock may be granted to officers, directors and key employees of the Company. The Stock Option Committee, consisting of Messrs. Lu and Schillen, is responsible for determining the individuals who will be granted options, the number of shares to be subject to each option, the option price per share, and the exercise period of each option. The option price will not be less than the fair market value of the Company's common stock on the date the option is granted. Options may be exercised by payment of cash. No option will have a term in excess of ten years. No stock options have been issued.

[B] In June 1996, the Company issued 1,000,000 common stock warrants at an exercise price of $.25 per share as part of a consulting agreement entered into, which term ends June 1998. As of March 31, 1997, 625,000 of those warrants are vested. Deferred compensation resulting from this transaction was recorded at the fair market value of the services rendered [See Note 5I].

[C] In April 1996, in connection with the convertible debentures, the Company entered into two separate consulting agreements. As per the terms of both contracts, the Company issued 1,000,000 common stock warrants [500,000 warrants per contract] at an exercise price of $.25 per share [See Note 7E].

[D] Options Granted - On April 23, 1996, the Company engaged an entity to arrange either debt or equity financing for the Company and agreed to grant a total of 1,000,000 options exercisable within three years of grant at $.10 per share. The Company recorded a financing cost of $25,000 in June of 1996 for the fair value of the options granted. The fair value of the options was determined based upon the fair value of services received by the Company in May and June of 1996. These options were exercised in June of 1996 for a total of 1,000,000 shares of common stock as a result of consulting services performed in 1996 by the consultant.

[14] Litigation

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

[15] Going Concern

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business and continuation of the Company as a going concern. The Company has incurred net losses for the years ended March 31, 1997 and 1996 of $1,303,546 and $286,003, respectively and has a working capital deficit at March 31, 1997 of $2,722,958. The Company has also been experiencing difficulties in paying its vendors on a timely basis and is in default on the convertible debentures and a production agreement [See
Notes 5E and 7B]. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are (i) to continue to sell parcels of property owned by ATRE [50% owned by the Co.] located in Vancouver, WA, (ii) to further upgrade and increase its products lines and thus reach a consistently higher gross profit margin mix and realize profitability through a potential merger with another entity, (iii) to seek another asset base lending line of credit and (iv) to continue to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------


[15] Going Concern [Continued]

Management believes that these plans can be effectively implemented in the next twelve months. The Company will continue to seek additional interim financing from private sources to supplement its cash needs for the next twelve months during the implementation of these plans to achieve profitability. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern. There can be no assurance that management's plans to reduce operating losses or obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[16] Major Customers

For the years ended March 31, 1997 and 1996, the Company had net sales to one customer that amounted to approximately $1,154,000 or 17.9% and $3,121,000 or 34% of net sales, respectively.

[17] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS
No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[18] Financial Instruments

The following table summarizes the carrying amount and estimated fair value of the company's significant financial instruments all of which are held for nontrading purposes:

                                           March 31, 1997
                                        Carrying   Estimated
                                         Amount   Fair Value

Other Receivable                       $  80,788  $   80,788
Long-Term Debt                         $ 103,668  $  103,668

In assessing the fair value of other receivables, it was estimated that the carrying amount approximated fair value because of their short maturities. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

[19] Subsequent Events [Unaudited]

[A] Plan of Merger - In May of 1997, the Company entered into an agreement and plan of merger between BDC Acquisition, Inc., a newly formed wholly-owned subsidiary of the Company, and Beyond Design Corporation ["BDC"]. The Company's subsidiary has acquired all of the issued and outstanding stock of BDC for the issuance of an aggregate of 2,200,000 shares of the Company's common stock and the assumption of certain outstanding obligations of BDC.

[B] Convertible Debentures -The Company is pursuing the extension of interest and principal payments on the $967,000 in convertible debentures that are in default as of May 1997 and consideration by the debenture holders to convert their debt to an equity position. No agreement has been reached.

[C] ATRE Real Estate Transactions - In July of 1997, ATRE is negotiating with three different non-affiliated entities for the sale of three parcels of property. The Company believes that contracts will be finalized for these properties and be signed by the end of August and closed with net proceeds of approximately $900,000 by May of 1998 and an additional $1,000,000 by July 2000.

[D] Settlement on Licensing Agreement - On July 25, 1996 the Company and Fun Time, Inc. entered into a distribution agreement with Centre Entertainment, Inc. relating to a program entitled "A Norman Rockwell Christmas Story." Centre Entertainment, Inc. claimed that the Company was in breach of the agreement and on May 12, 1997 the parties participated in a non-binding mediation relating to the contractual dispute. As a result of the mediation, the parties executed a Memorandum of Understanding, pursuant to which the parties settled the contractual dispute. In June of 1997, licenses for Norman Rockwell Christmas Story and celebration of Christmas were terminated. As a result all masters and inventory for these titles were returned to the licensor in June of 1997.



                    .  .  .  .  .  .  .  .  .  .  .  .  .  .

                                    SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Cerritos, California
        August 12, 1997
                                    DIAMOND ENTERTAINMENT CORP.


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

Signature                     Title                         Date


/s/ James K.T. LU             Chairman of the Board         August 12, 1997
-------------------------
James K.T. Lu                 Chief Executive
                              Officer; President;
                              Secretary and Director


/s/ Jeffery I. Schillen       Executive Vice                August 12, 1997
----------------------------
Jeffrey I. Schillen           President Sales and
                              Marketing and Director

/s/ Murray T. Scott
----------------------------
Murray T. Scott               Director                      August 12, 1997