Form 10QSB
period 1997-06-30
DIAMOND ENTERTAINMENT CORP
filed 1997-08-22
CIK 847420

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1997    Commission File Number     0-17953

                        DIAMOND ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                 New Jersey                                 22-2748019
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            16818 Marquardt Avenue
                     Cerritos, California                     90703
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:            (562) 921-3999
                                                      -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of August 20, 1997 there were 17,861,864 shares of common stock outstanding.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------




Item 1: Financials

  Balance Sheet as of June 30, 1997 [Unaudited]..................... 1.....2

  Statements of Operations for the three months ended
  June 30, 1997 and 1996 [Unaudited]................................ 3.....

  Statements of Stockholders' Equity for the three months
  ended June 30, 1997 and 1996 [Unaudited].......................... 4.....

  Statements of Cash Flows for three months ended June 30, 1997 and 1996 [Unaudited].............................................. 5.....6

  Notes to Financial Statements [Unaudited]......................... 7.....17

Item 2: Management's Discussion and Analysis of Financial Condition
and Results of Operations...........................................18.....21

Signature...........................................................22




                          .   .   .   .   .   .   .   .

Item 1:   Financials

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Accounts Receivable - Net                                         $ 2,554,350
  Inventory                                                           1,857,442
  Prepaid Expenses and Deposits                                          83,849
  Related Party Receivable                                                7,111
  Other Receivables                                                      17,282
                                                                    -----------

  Total Current Assets                                                4,520,034
                                                                    -----------
Property and Equipment:
  Leasehold Improvements                                                 28,258
  Furniture, Fixtures and Equipment                                     942,568

  Total - At Cost                                                       970,826
  Less:  Accumulated Depreciation                                       586,531
                                                                    -----------
  Property and Equipment - Net                                          384,295
                                                                    -----------

Film Masters and Artwork                                              4,335,438

Less:  Accumulated Amortization                                       3,847,988

  Total Film Masters and Artwork - Net                                  487,450
                                                                    -----------

Other Assets:
  Accounts Receivable - ATRE                                          1,626,288
  Investment in ATRE                                                     50,000
  Security Deposits                                                      10,417
  Related Party Receivable                                               84,628
  Other Assets                                                           75,181
                                                                    -----------

  Total Other Assets                                                  1,846,514
                                                                    -----------
  Total Assets                                                      $ 7,238,293
                                                                    ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
  Cash Overdraft                                                    $    81,734
  Accounts Payable                                                    3,459,561
  Convertible Promissory Notes Payable                                  957,076
  Notes Payable                                                       1,818,952
  Royalties Payable                                                      28,408
  Lease Obligations Payable                                               8,595
  Accrued Expenses                                                      541,915
  Customer Deposit                                                        3,000
  Related Party Payable                                                  13,470
                                                                    -----------

  Total Current Liabilities                                           6,912,711

Long-Term Liabilities:
  Notes Payable                                                         129,313
  Lease Obligations Payable                                              14,355

  Total Long-Term Liabilities                                           143,668

  Total Liabilities                                                   7,056,379

Commitments and Contingencies [5]                                            --

Stockholders' Equity:
  Convertible  Preferred  Stock - No Par  Value,
  5,000,000  Shares  Authorized,483,251 Issued
  [of which 172,923 are held in Treasury]                               376,593

  Common Stock - No Par Value, 100,000,000 Shares
   Authorized; 17,861,864 Shares Issued and Outstanding              10,113,614

  Additional Paid-in Capital                                         (1,310,231)

  Retained Earnings [Deficit]                                        (8,938,115)

  Sub-Total                                                             241,861
  Less: Treasury Stock [Preferred] - At Cost                             48,803
        Deferred Costs [5I]                                              11,144

  Total Stockholders' Equity                                            181,914
                                                                    -----------
  Total Liabilities and Stockholders' Equity                        $ 7,238,293
                                                                    ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                          Three months ended
                                                                June 30,
                                                        1 9 9 7        1 9 9 6
                                                        -------        -------

Sales - Net                                            $2,208,789   $ 1,430,221

Cost of Sales                                           1,256,174       908,122
                                                       ----------   -----------

  Gross Profit                                            952,615       522,099
                                                       ----------   -----------

Operating Expenses:
  Selling Expenses                                        249,087       343,710
  General and Administrative Expenses                     449,455       647,211
  Factoring Fees                                               --       124,684
  Bad Debt Expense                                         30,000        30,208
                                                       ----------   -----------

  Total Operating Expenses                                728,542     1,145,813
                                                       ----------   -----------

  Operating Income [Loss]                                 224,073      (623,714)
                                                       ----------   -----------

Other Expenses [Income]:
  Interest Expense                                         64,805        22,355
  Interest Income - Related Party                         (31,582)      (38,408)
  Other Income                                               (436)           --
                                                       ----------   -----------

  Other [Income] Expenses - Net                            32,787       (16,053)
                                                       ----------   -----------

  Net Income [Loss]                                    $  191,286   $  (607,661)
                                                       ==========   ===========

  Net Income [Loss] Per Share                          $      .01   $      (.04)
                                                       ==========   ===========

  Weighted Average Number of Shares Outstanding        22,995,113    13,837,280
                                                       ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------




                                   Convertible                                                     Treasury
                                 Preferred Stock     Common Stock         Additional    Retained     Stock                Total
                               Number of          Number of                 Paid-in     Earnings  [Preferred] Deferred Stockholders'
                                 Shares   Amount    Shares       Amount     Capital     [Deficit]   At Cost   Costs      Equity

  Balance - April 1, 1997        483,251  376,593 15,390,941   10,013,334   (1,310,231)  (9,129,401) (48,803) (14,858)  (113,366)

Stock Issued for Acquisition of
BDC                                   --       --   2,427,273      89,368           --           --       --       --     89,368

Consulting Expense                    --       --          --          --           --           --       --    3,714      3,714

Debt Converted                        --       --      43,650      10,912           --           --       --       --     10,912

Net Income for the three months
  ended June 30, 1997                 --       --          --          --           --      191,286       --       --    191,286
                                 -------   ------    --------   ---------   ---------      --------   ------   ------    -------

  Balance - June 30, 1997        483,251 $376,593  17,861,864 $10,113,614 $(1,310,231)  $(8,938,115) (48,803) (11,144)  $181,914
                                 =======  =======  ==========  ==========   =========     =========   ======   ======    =======



The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                                June 30,
                                                        1 9 9 7        1 9 9 6
                                                        -------        -------

  Net Cash - Operating Activities                      $  324,544   $  (471,072)
                                                       ----------   -----------

Investing Activities:
  Advances to ATRE                                         (8,220)           --
  Repayments by ATRE                                           --            --
  Proceeds for Employee Advances                               --        (4,540)
  Payment of Officers' Loans Receivable                     1,682            --
  Capital Expenditures                                         --        (4,941)
  Masters and Artwork                                          --       (67,106)
                                                       ----------   -----------

  Net Cash - Investing Activities                          (6,538)      (76,587)
                                                       ----------   -----------

Financing Activities:
  Proceeds from Notes Payable                           1,568,881     2,801,504
  Payments of Notes Payable                            (1,804,700)   (2,403,391)
  Payments of Lease Payable                                (6,175)       (1,620)
  Cash Overdraft                                          (76,012)      151,166
                                                       ----------   -----------

  Net Cash - Financing Activities                        (318,006)      547,659
                                                       ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents         --            --

Cash - Beginning of Years                                      --            --
                                                       ----------   -----------

  Cash - End of Years                                  $       --   $        --
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                          $   68,373   $    10,580
     Income Taxes                                      $       --   $        --

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

The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------




Supplemental Schedule of Non-Cash Investing and Financing Activities[Continued]:
   In December 1995, the Company settled a debt with a creditor for $390,000 less than the carrying amount.

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

   In April 1997, $10,912 in convertible debt was converted into 43,650 shares of common stock.




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

Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading.

Revenue Recognition - Sales are recorded by the Company when products are shipped to customers and are shown net of returns and allowances.

Inventories - Inventories are stated at the lower of cost [under the first-in, first-out method] or market.

Depreciation - Property and equipment are presented at cost less accumulated depreciation. Depreciation is computed by the straight-line method for all furniture, fixtures, and equipment over 5-10 years, which represents the estimated useful lives of the respective asset.

Leasehold improvements are being amortized over the lesser of their estimated useful lives or the remaining term of the lease.

Depreciation expense for the three months ended June 30, 1997 was $18,103.

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

Amortization expense for the three months ended June 30, 1997 and 1996 was $67,355 and $96,254, respectively.

Advertising Costs - Adverting cost are expensed as incurred. Advertising costs of $25,624 and $70,987, were expensed for the three months ended June 30, 1997 and 1996, respectively.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

Bad Debts - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is $686,112 at June 30, 1997.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had $24,470 deposits as of June 30, 1997, with financial institutions subject to a credit risk beyond the insured amount.

[2] Accounts Receivable

Accounts receivable at June 30, 1997 net of allowance for doubtful accounts were $2,554,350. Substantially all of the accounts receivable at June 30, 1997, have been pledged as collateral for the line of credit [See Note 7B].

[3] Inventory

Inventory as of June 30, 1997 consists of:

Raw Materials                             $  153,598
Finished Goods                             1,703,844

  Total                                   $1,857,442

An  allowance  of  $280,577  has  been   established   for  idle   inventory  of
approximately $380,577.

[4A] Related Parties Receivables

At June 30, 1997, the Company was owed $63,668 from the President of the Company for advances and loans. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. This amount is due in March 1998.

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

Sale of ATRE Real Estate Parcel - In May 1995, ATRE entered into a sales agreement for two acres of land for approximately $940,000. In December of 1995, the sale for one parcel of land was closed and the Company received $48,475. In September 1996, the other parcel was sold and proceeds were retained for future sewage construction needed for this 20 acre property, however, the Company received $121,600 from ATRE.

Accounts Receivable - The Company has a receivable [including interest] from ATRE of $1,626,788 as of June 30, 1997. This balance includes interest income of $30,000 for the three months ended June 30, 1997 at an annual rate of 10%.

[5] Commitments

[A] Royalty Commitments - The Company has entered into various royalty agreements for exclusive licensing of titles for terms of one to five years. Certain agreements include minimum guaranteed payments. For the three months ended June 30, 1997 and 1996, royalty expense was $32,871 and $27,195, respectively, pursuant to these agreements.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[5] Commitments [Continued]

[G] Production Agreement - On December 21, 1995, the Company entered into a production agreement for annual minimum orders totaling $500,000 with a company whose sole owner is a former director and officer of the Company. In January 1996, the Company sold production equipment with a book value of $64,744 to this entity for $45,000.

[H] Duplication Agreement/Line of Credit - On January 3, 1996, the Company entered into a two year Duplication Agreement with a $200,000 revolving line of credit with a non-affiliated entity. The line of credit was unused at June 30, 1997.

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

[K] In October 1996, the Company entered into a joint venture agreement with an unrelated party whereby the parties distribute each others catalogues of products and share in the profits of any such distribution equally. The agreement will expire in October 1997.

In connection with the joint venture agreement, the Company loaned $18,000 at a 6% interest rate to the related party. The loan receivable was due in January 1997 and remains unpaid as of March 31, 1997.
This amount is included in other receivables on the balance sheet.

[L] Settlement on Licensing Agreement - On July 25, 1996 the Company and Fun Time, Inc. entered into a distribution agreement with Centre Entertainment, Inc. relating to a program entitled "A Norman Rockwell Christmas Story." Centre Entertainment, Inc. claimed that the Company was in breach of the agreement and on May 12, 1997 the parties participated in a non-binding mediation relating to the contractual dispute. As a result of the mediation, the parties executed a Memorandum of Understanding, pursuant to which the parties settled the contractual dispute. In June of 1997, licenses for Norman Rockwell Christmas Story and celebration of Christmas were terminated. As a result all masters and inventory for these titles were returned to the licensor in June of 1997.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



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

[D] The Company leases office space in Freehold, New Jersey on a month-to-month basis.

[7] Notes Payable

Notes payable consist of the following:

                                          J u n e   30,  1 9 9 7
                        ----------------------------------------
                       Interest
  Type of Loan          Expense  Amount   Current  Long-Term Rate     Due Date

Note Payable (F)             $   --     $       --   $       --    $    --     50%     July 1997
Installment Loan (C)           3,347       126,098       36,785     89,313     10%     November 14, 1999
Notes Payable (D)                 58         1,175        1,175         --             1997
Line of Credit (B)            57,711     1,780,882    1,780,992         --   Various   Revolving Line of Credit
Convertible Debenture (E)         --       951,076      957,076         --     10%     May 1997
Acquired Debt [G]                 --            --           --     40,000
                              ------       -------      -------    -------

  Totals                     $61,116    $2,859,231    $2,776,02   $129,313
  ------                     =======     =========     ========    =======

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[7] Notes Payable [Continued]

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

[D] Note Payable for Equipment - On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000 [See Note 5E]. The Company has classified the obligation warrants as notes payable.

[E] Convertible Promissory Notes Payable - During the quarter ended June 30, 1996, the Company issued convertible promissory notes with 10% interest per annum and a 7% commission. The principle amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. The Company recorded a financing cost of $25,000 for the fair value of the warrants granted. As of March 31, 1997, convertible promissory notes of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable are outstanding and as of May 1997 are in default by the Company. Interest expense of $24,702 was recorded for the year ended March 31, 1997. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996. The Company is currently negotiating with various holders for either another one year extension, partial payment or conversion to a equity position. No agreement has been reached.

[F] Note Payable - The Company arranged financing totaling $75,000 payable in four installments of principle plus interest from June to July of 1997. Interest is calculated at an annual rate of 9% on actual days outstanding.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[7] Notes Payable [Continued]

[F] Note Payable [Continued] - Following are maturities of debt for each of the next five years:

Current                 $2,816,028
1999                        53,475
2000                        35,838
Thereafter                      --
                        ----------

  Total                 $2,905,341

[G] Acquired Debt - As part of the Company's acquisition of Beyond Design Corporation, they acquired the outstanding debt of $40,000 [See Note 18].

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

Following is a summary of property held under capital leases as of March 31, 1997:

Furniture, Fixtures and Equipment   $   60,150
Less:  Accumulated Depreciation         32,385

  Totals                            $   27,765
  ------                            ==========

Minimum future lease payments under capital leases as of March 31,1997 for each of the next five years and in the aggregate are:

Year Ending March 31,

1998                                            $   16,749
1999                                                 4,679
2000                                                 4,169
2001                                                 3,474
2002                                                 3,044
                                                ----------

Total Minimum Lease Payments                        32,115
Less:  Amount Representing Interest                  2,990

  Present Value of Net Minimum Lease Payments   $   29,125
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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[9] Income Taxes

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

[11] Earnings Per Share

Earnings per share is based on the weighted average number of common shares outstanding as restated to include the number of shares issued in the business combination with TAV reflecting conversion for a preferred share of stock into
1.95 shares of common stock. The effect of warrants and options is included when dilutive.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
------------------------------------------------------------------------------



[12] Major Supplier

For the three months ended June 30, 1997, the Company had purchases from one supplier that amounted to approximately $2,178,000 or 48% of net purchases.

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

[B] In June 1996, the Company issued 1,000,000 common stock warrants at an exercise price of $.25 per share as part of a consulting agreement enhanced into, whose term ends June 1998. As of March 31, 1997, 625,000 of those warrants are vested. Deferred compensation resulting from this transaction was recorded at the fair market value of the services rendered [See Note 5I].

[C] In April 1996, in connection with the convertible debentures, the Company entered into two separate consulting agreements. As per the terms of both contracts, the Company issued 1,000,000 common stock warrants [500,000 warrants per contract] at an exercise price of $.25 per share [See Note 17E].

[D] On April 23, 1996, the Company engaged an entity to arrange either debt or equity financing for the Company and agreed to grant a total of 1,000,000 options exercisable within three years of grant at $.10 per share. The Company recorded a financing cost of $25,000 in June of 1996 for the fair value of the options granted. The fair value of the options was determined based upon the fair value of services received by the Company in May and June of 1996. These options were exercised in June of 1996 for a total of 1,000,000 shares of common stock as a result of consulting services performed in 1996 by the consultant.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
------------------------------------------------------------------------------


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

[16] Major Customers

For the three months ended June 30, 1997, the Company had net sales to two customers that amounted to approximately $700,000 or 32.8%.

[17] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No.125, which are not expected to be relevant to the Company.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------



[17] New Authoritative Pronouncements [Continued]

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."  SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

[18] Acquisition

In May of 1997, the Company entered into an agreement and plan of merger between BDC Acquisition, Inc., a newly formed wholly-owned subsidiary of the Company, and Beyond Design Corporation ["BDC"]. The Company's subsidiary has acquired all of the issued and outstanding stock of BDC for the issuance of an aggregate of 2,427,273 shares of the Company's common stock and the assumption of certain outstanding obligations of BDC. The Company believes that the book value of the net assets acquired approximates the fair value of the shares issued in connection with the acquisition [See Note 7G]. This acquisition was deemed immaterial for accounting purposes.

[19] Subsequent Events

[A] ATRE Real Estate Transactions - In July of 1997, ATRE is negotiating with three different non-affiliated entities for the sale of three parcels of property. The Company believes that contracts will be finalized for these properties and be signed by the end of August and closed with net proceeds of approximately $900,000 by May of 1998 and an additional $1,000,000 by July 2000.






                    .  .  .  .  .  .  .  .  .  .  .  .  .  .

Item 2:

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Three months ended June 30, 1997 compared with the three months ended June 30, 1996

Results of Operations

The Company's operating income for the three months ended June 30, 1997 was $224,073 as compared to an operating loss of $623,714 for the same period last year. This decrease in the operating loss of approximately $850,000 was primarily attributable to an increase in gross profit of approximately $430,000 and a reduction in expenses of approximately $420,000.

The Company's sales for the three months ended June 30, 1997 and 1996 were $2,208,789 and $1,430,221, respectively. Management believes its customer base, has decreased over the prior year, however, it also believes it could recover to previous levels based upon managements intent to expand its product offerings into higher growth and higher margin products with licensed title CD-ROM and DVD distribution.

Cost of sales for the three months ended June 30, 1997 and 1996 were $1,256,174 and $908,122 or 57% and 63% of sales, respectively.

Gross profit for the three months ended June 30, 1997 and 1996 were $952,615 and $522,099, or 43% and 37% of sales, respectively.

Operating expenses for the three months ended June 30, 1997 and 1996 were $728,542 and $1,145,813, respectively.

Interest expense for the three months ended June 30, 1997 and 1996 was $64,805 and $22,355, respectively. As of June 30, 1997, the outstanding debt of the Company was approximately $7,000,000 primarily all of which is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 1997. There can be no assurance that management's plans to reduce operating losses will continue or obtain additional financing will be successful.

Liquidity and Capital Resources

The Company's working capital [deficit] at June 30, 1997 was $(2,392,677) as compared with a working capital [deficit] of $(2,722,958) at March 31, 1997. This decrease in the working capital [deficit] of approximately $330,000 is primarily the result of the Company's net income of approximately $200,000

Operations

For the three months ended June 30, 1997, cash generated from operations was $324,544 as compared to $471,072 of cash utilized for operations for the three months ended June 30, 1996. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

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

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Three months ended June 30, 1997 compared with the three months ended June 30, 1996

Liquidity and Capital Resources [Continued]

Operations [Continued]

During fiscal year end March 31, 1997, the Company did engage various financial consultants to assist the Company with its debt financing. These consultants were issued options as consideration for partial payment of these services.

In May of 1997, the Company entered into an agreement and plan of merger between BDC Acquisition, Inc., a newly formed wholly-owned subsidiary of the Company, and Beyond Design Corporation ["BDC"]. The Company's subsidiary has acquired all of the issued and outstanding stock of BDC for the issuance of an aggregate of 2,427,273 shares of the Company's common stock and the assumption of certain outstanding obligations of BDC. The Company is pursuing moving all locations to one premises which will enable the Company to further reduce expenses.

Investing

For the three months ended June 30, 1997 and 1996, investments in masters and artwork were $-0- and $67,106, respectively. Management continues to seek to acquire new titles to enhance its product lines.

The Company has a 50% real estate interest in ATRE. In May of 1995, the Company entered into a sales agreement for two acres of land for approximately $940,000. The Company received proceeds of $48,475 from ATRE on one parcel which closed in December of 1995. These proceeds reduced the receivable from ATRE. In September 1996, the Company closed the escrow on the second parcel at $550,000 and retained proceeds for the construction of the sewage requirement of this whole parcel of 20 acres, in order to sell the remaining pieces successfully. The Company received $121,600 from ATRE during fiscal 1997. As of July 9, 1997, ATRE is negotiating for the sale of three parcels of property with three different non-affiliated entities. The Company believes that contracts will be finalized for these properties and be signed by the end of July and closed with net proceeds of approximately $1,000,000 by April of 1998 and an additional $1,000,000 by July of 2000. The Company is required by the partnership agreement to make additional advances to the ATRE partnership. A further delay in the sales of these parcels will require additional capital contributions to be made. These additional capital contributions by the Company and any further delay in the sales of these parcels will have a negative impact on the Company's financial position. Therefore, ATRE and the Company continue to seek additional equity partners to inject capital to be used for ATRE's short- and long-term needs.

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

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Three months ended June 30, 1997 compared with the three months ended June 30, 1996

Liquidity and Capital Resources [Continued]

Financing [Continued]

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

The Company owes approximately $2,700,000 in debt financing by June 30, 1998.

New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No.125, which are not expected to be relevant to the Company.

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

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."  SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Three months ended June 30, 1997 compared with the three months ended June 30, 1996

New Authoritative Pronouncements [Continued]

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

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

Dated:  Anaheim, California
        August 21, 1997
                                       DIAMOND ENTERTAINMENT CORP.


                                       By:/s/ James. K.T. Lu
                                          -------------------------------------
                                          James K.T. Lu
                                          Chairman of the Board,
                                          Chief Executive Officer;
                                          President; Secretary and
                                          Director

                                       By:/s/ Thomas Sung
                                          -------------------------------------
                                          Thomas Sung
                                          Principal Financial Officer and
                                          Treasurer