Form 10KSB
period 1997-09-30
DIAMOND ENTERTAINMENT CORP
filed 1997-12-10
CIK 847420

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1997    Commission File Numbe
    0-17953

                        DIAMOND ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                 New Jersey                                 22-2748019
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            16818 Marquardt Avenue
                     Cerritos, California                     90703
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code           (562) 921-3999
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

                              Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of November 19, 1997 there were 22,411,864 shares of common stock outstanding.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------




Item 1: Financials

  Balance Sheet as of September 30, 1997 [Unaudited]................ 1.....2

  Statements of Operations for the three and six months ended
  September 30, 1997 and 1996 [Unaudited]........................... 3.....

  Statements of Stockholders' Equity for the six months
  ended September 30, 1997 [Unaudited].............................. 4.....

  Statements of Cash Flows for six months ended September 30, 1997 and 1996 [Unaudited].............................................. 5.....6

  Notes to Financial Statements [Unaudited]......................... 7.....17

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations.......................................18.....21

Signature...........................................................22




                          .   .   .   .   .   .   .   .

Item 1:   Financials

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                              $   468,189
  Accounts Receivable - Net                                           2,286,716
  Inventory                                                           2,819,168
  Prepaid Expenses and Deposits                                         103,765
  Related Party Receivable                                                7,111
                                                                    -----------

  Total Current Assets                                                5,684,949
                                                                    -----------
Property and Equipment:
  Leasehold Improvements                                                 28,258
  Furniture, Fixtures and Equipment                                     946,521
                                                                    -----------
  Total - At Cost                                                       974,779
  Less:  Accumulated Depreciation                                       604,643
                                                                    -----------
  Property and Equipment - Net                                          370,136
                                                                    -----------

Film Masters and Artwork                                              4,437,431

Less:  Accumulated Amortization                                       3,915,343
                                                                    -----------
  Total Film Masters and Artwork - Net                                  522,088
                                                                    -----------

Other Assets:
  Accounts Receivable - ATRE                                          1,623,688
  Investment in ATRE                                                     50,000
  Related Party Receivable                                               87,457
  Other Assets                                                          100,801
                                                                    -----------

  Total Other Assets                                                  1,861,946
                                                                    -----------
  Total Assets                                                      $ 8,439,119
                                                                    ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                  $ 4,649,558
  Convertible Promissory Notes Payable                                  957,075
  Notes Payable                                                       1,861,478
  Lease Obligations Payable                                               6,755
  Accrued Expenses                                                      550,670
  Customer Deposit                                                        3,000
  Related Party Payable                                                  96,901
                                                                    -----------

  Total Current Liabilities                                           8,125,437
                                                                    -----------
Long-Term Liabilities:
  Notes Payable                                                          63,241
  Lease Obligations Payable                                              12,475
                                                                    -----------
  Total Long-Term Liabilities                                            75,716
                                                                    -----------
  Total Liabilities                                                   8,201,153
                                                                    -----------
Commitments and Contingencies [5]                                            --
                                                                    -----------
Stockholders' Equity:
  Convertible  Preferred  Stock - No Par  Value,  5,000,000  Shares  Authorized,
   483,251 Issued [of which 172,923 are held in Treasury] 376,593

  Common Stock - No Par Value, 100,000,000 Shares
   Authorized; 22,411,864 Shares Issued and Outstanding              10,204,614

  Additional Paid-in Capital                                         (1,210,231)

  Retained Earnings [Deficit]                                        (8,928,527)
                                                                    -----------
  Sub-Total                                                             442,449
  Less: Treasury Stock [Preferred] - At Cost                            (48,803)
        Deferred Costs [5D] [5I]                                       (155,680)
                                                                    -----------
  Total Stockholders' Equity                                            237,966
                                                                    -----------
  Total Liabilities and Stockholders' Equity                        $ 8,439,119
                                                                    ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------





                                   Three months ended          Six months ended
                                      September 30,               September 30,
                                      -------------               -------------
                                 1 9 9 7        1 9 9 6      1 9 9 7       1 9 9 6
                                 -------        -------      -------       -------

Sales - Net                     $2,356,894   $ 1,708,898   $4,565,683   $ 3,139,119

Cost of Sales                    1,798,362     1,061,158    3,054,536     1,969,280
                                ----------   -----------   ----------   -----------

  Gross Profit                     558,532       647,740    1,511,147     1,169,839
                                ----------   -----------   ----------   -----------

Operating Expenses:
  Selling Expenses                 336,951       381,712      586,038       725,422
  General and Administrative
   Expenses                        273,765       484,180      723,220     1,131,391
  Factoring Fees                       327       111,606          327       236,290
  Bad Debt Expense                  30,000        30,000       60,000        60,208
                                ----------   -----------   ----------   -----------

  Total Operating Expenses         641,043     1,007,498    1,369,585     2,153,311
                                ----------   -----------   ----------   -----------

  Operating [Loss] Income          (82,511)     (359,758)     141.562      (983,472)
                                ----------   -----------   ----------   -----------

Other Expenses [Income]:
  Interest Expense                  75,122        63,734      139,927        86,089
  Interest Income - Related Party  (31,809)      (42,508)     (63,391)      (80,916)
  Other Income                    (135,412)           --     (135,848)           --
                                ----------   -----------   ----------   -----------

  Other [Income] Expenses - Net    (92,099)       21,226      (59,312)        5,173
                                ----------   -----------   ----------   -----------

  Net [Loss] Income             $    9,588   $  (380,984)  $  200,874   $  (988,645)
                                ==========   ===========   ==========   ===========

  Net [Loss] Per Share          $       --   $      (.03)  $      .01   $      (.07)
                                ==========   ===========   ==========   ===========

  Weighted Average Number of
   Shares Outstanding           19,909,048    13,837,280   19,150,716    13,837,280
                                ==========   ===========   ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------




                                   Convertible                                                    Treasury
                                 Preferred Stock      Common Stock       Additional    Retained     Stock                Total
                               Number of          Number of               Paid-in      Earnings  [Preferred] Deferred Stockholders'
                                 Shares   Amount   Shares      Amount     Capital      [Deficit]   At Cost     Costs    Equity

  Balance - April 1, 1997       483,251  376,593 15,390,941  10,013,334  (1,310,231)  (9,129,401)  (48,803)   (14,858)  (113,366)

Stock Issued for Acquisition of
BDC                                  --       --  2,427,273      89,368          --           --        --         --     89,368

Deferred Consulting Costs            --       --         --          --     100,000           --        --   (100,000)        --

Shares Issued to Two Officers
 for Deferral of Salary [5D]         --       --  3,750,000      75,000          --           --        --    (75,000)        --

Shares Issued to Employees for
 Past Services [5D]                  --       --    550,000      11,000          --           --        --         --     11,000

Shares Issued to Consultant -
 Signing Bonus [5D]                  --       --    250,000       5,000          --           --        --         --      5,000

Consulting Expense                   --       --         --          --          --           --        --     15,428     15,428

Compensation Expense [5D]            --       --         --          --          --           --        --     18,750     18,750

Debt Converted                       --       --     43,650      10,912          --           --        --         --     10,912

Net Income for the six months
  ended September 30, 1997           --       --         --          --          --      200,874        --         --    200,874
                                ------- -------- ----------   --------- -----------   ----------  --------  ---------   --------

  Balance - September 30, 1997  483,251 $376,593 22,411,864 $10,204,614 $(1,210,231) $(8,928,527) $(48,803) $(155,680)  $237,966
                                ======= ======== ========== =========== ============ ===========  ========  =========   ========



The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Six months ended
                                                                 September 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

  Net Cash - Operating Activities                          $1,038,402   $(1,058,556)
                                                           ----------   -----------

Investing Activities:
  Advances to ATRE                                            (75,620)      (30,000)
  Proceeds by ATRE                                             40,000        80,600
  Advances to Officers                                       (131,541)           --
  Payment of Officers' Loans Receivable                       129,900       (38,448)
  Capital Expenditures                                         (3,953)      (18,609)
  Masters and Artwork                                        (101,993)     (175,604)
                                                           ----------   -----------

  Net Cash - Investing Activities                            (143,207)     (182,061)
                                                           ----------   -----------

Financing Activities:
  Net Payments - Notes Payable                               (259,365)     (183,468)
  Payments of Lease Payable                                    (9,895)       (3,870)
  Proceeds from Convertible Promissory Note Payable                --     1,257,988
  Cash Overdraft                                             (157,746)      169,967
                                                           ----------   -----------

  Net Cash - Financing Activities                            (427,006)    1,240,617
                                                           ----------   -----------

  Net Increase in Cash                                        468,189            --

Cash - Beginning of Periods                                        --            --
                                                           ----------   -----------

  Cash - End of Periods                                    $  468,189   $        --
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                              $   76,430   $   121,000
     Income Taxes                                          $       --   $        --

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

   In August 1997, the Company granted warrants in connection with consulting agreements and recorded $100,000 in deferred consulting costs.


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------




Supplemental Schedule of Non-Cash Investing and Financing Activities[Continued]:
  In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted will be fully vested on December 31, 1997 and the warrants are exercisable over a two year period beginning March 31, 1997. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $18,750 in the quarter ended September 1997. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price.

  In September 1997, the Company entered into employment agreements with nine employees holding key positions. The agreements provide for an aggregate of 550,000 shares of stock with a fair value of $11,000 for past services and semi-monthly compensation of approximately $14,000. The agreements will continue for an indefinite period of time.





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

Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading.

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

Depreciation expense for the six months ended September 30, 1997 was $37,215.

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

Amortization expense for the six months ended September 30, 1997 and 1996 was $134,710 and $192,508, respectively.

Advertising Costs - Adverting cost are expensed as incurred. Advertising costs of $14,028 and $23,536, were expensed for the six months ended September 30, 1997 and 1996, respectively.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

Bad Debts - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is $716,112 at September 30, 1997.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no deposits as of September 30, 1997 with financial institutions subject to a credit risk beyond the insured amount.

[2] Accounts Receivable

Accounts receivable at September 30, 1997, net of allowance for doubtful accounts, were $2,286,716. Substantially all of the accounts receivable at September 30, 1997, have been pledged as collateral for the line of credit [See
Note 7B].

[3] Inventory

Inventory as of September 30, 1997 consists of:

Raw Materials                             $  169,626
Finished Goods                             2,649,542

  Total                                   $2,819,168

An  allowance  of  $280,576  has  been   established   for  idle   inventory  of
approximately $280,576.

[4A] Related Parties Receivables

At September 30, 1997, the Company owes $25,286 to the President of the Company for advances and loans. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. This amount is due in March 1998.

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

As of September 30, 1997, ATRE is negotiating with two different non-affiliated entities for the sale of three parcels of property. The Company believes that contracts will be finalized for these properties and will close with net proceeds of approximately $900,000 in 1998.

Accounts Receivable - The Company has a receivable [including interest] from ATRE of $1,623,688 as of September 30, 1997. This balance includes interest income of $30,000 for the six months ended September 30, 1997 at an annual rate of 10%.

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

[D] Employment Agreements - As of September 30, 1997, there are two employment agreements in effect for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum.

In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted will be fully vested on December 31, 1997 and the warrants are exercisable over a two year period beginning March 31, 1997. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $18,750 in the quarter ended September 1997. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price.

In September 1997, the Company entered into employment agreements with nine employees holding key positions. The agreements provide for an aggregate of 550,000 shares of stock with a fair value of $11,000 for past services and semi-monthly compensation of approximately $14,000. The agreements will continue for an indefinite period of time.

The Company also issued 250,000 shares of stock to a consultant in consideration of entering into a two year consulting agreement. The Company recorded $5,000 as a signing bonus to this consultant.

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

[G] Duplication Agreement/Line of Credit - On January 3, 1996, the Company entered into a two year Duplication Agreement with a $200,000 revolving line of credit with a non-affiliated entity. The line of credit was unused at September 30, 1997.

[H] Financial Consultant Commitments - In June of 1996, the Company engaged three consultants for a period of two years. The Company will reimburse the consultants' business expenses not to exceed $750 per month. The financial consultants received a total of 1,000,000 warrants with an exercise price of $.25 per share in exchange for services to be rendered. The Company recorded deferred consulting costs of $50,000 for the fair value of the warrants to purchase the 1,000,000 shares of common stock and expensed $35,142 for the year ended March 31, 1997. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant [See Note 13B].

In August of 1997, the Company engaged a consulting firm to provide financial advice for a period of six months. The fee for services includes a $7,500 cash payment, a two percent cash fee on refinancing commitments and a five percent, non-dilutive equity interest in the Company. The consulting firm will also be entitled to a five percent fee based on the transaction value of any concluded merger or acquisition introduced by the consulting firm.

In August of 1997, the Company engaged four consultants for a period of two years to provide assistance in restructuring and designing the Company's operations and long-term strategic plan. The consultants received warrants to purchase an aggregate 2,050,000 shares of the Company's common stock at an exercise price of $.10 per share. The warrants expire at the end of the two year consulting period. The Company recorded deferred consulting costs of $100,000 for the fair value of the warrants and expensed $8,000 for the six months ended September 30, 1997. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant [See Note 13E].

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[5] Commitments [Continued]

[I] In October 1996, the Company entered into a joint venture agreement with an unrelated party whereby the parties distribute each others catalogues of products and share in the profits of any such distribution equally. The agreement will expire in October 1997.

In connection with the joint venture agreement, the Company loaned $18,000 at a 6% interest rate to the related party. The loan receivable was due in January 1997 and remains unpaid as of September 30, 1997. This amount is included in other receivables on the balance sheet.

[J] Settlement on Licensing Agreement - On July 25, 1996 the Company and Fun Time, Inc. entered into a distribution agreement with Centre Entertainment, Inc. relating to a program entitled "A Norman Rockwell Christmas Story." Centre Entertainment, Inc. claimed that the Company was in breach of the agreement and on May 12, 1997 the parties participated in a non-binding mediation relating to the contractual dispute. As a result of the mediation, the parties executed a Memorandum of Understanding, pursuant to which the parties settled the contractual dispute. In June of 1997, licenses for Norman Rockwell Christmas Story and celebration of Christmas were terminated. As a result all masters and inventory for these titles were returned to the licensor in June of 1997.

[6] Lease Commitments

[A] Operating Leases - The Company leases various office and storage facilities, automobiles and equipment under operating leases expiring between 1996 and 2001.

The following schedules shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

                                                Years ended
                                                  March 31,
                                             1 9 9 7     1 9 9 6
                                             -------     -------

Minimum Rentals                           $  151,983  $  314,890
Less: Sublease Rentals                        15,000     143,087
                                          ----------  ----------

  Totals                                  $  136,983  $  171,803
  ------                                  ==========  ==========

The following is the approximate aggregate future minimum rentals for the next five years for operating leases:

March 31,
  1998                                    $  155,438
  1999                                       155,673
  2000                                       128,664
  2001                                       119,231
  2002                                            --
                                          ----------

  Total Future Minimum Lease Payments     $  559,006
                                          ==========
The operating leases also provide for cost escalation payments.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[6] Lease Commitments [Continued]

[B] On January 3, 1996, the Company entered into a two year and three month sublease agreement for approximately 2,500 square feet with a non-affiliated duplicating company for monthly base rent of $1,500 to be received by the Company. The lease was canceled in October 1996.

[C] The Company leases office space in Freehold, New Jersey on a month-to-month basis.

[7] Notes Payable

Notes payable consist of the following:

                                                 S e p t e m b e r   30,  1 9 9 7
                           -------------------------------------------------------------------------------
                           Interest
  Type of Loan             Expense       Amount     Current   Long-Term   Rate       Due Date

Installment Loan (B)        $4,397     $122,117     $58,876     $63,241    10%     November 14, 1999
Notes Payable (C)               --      379,860     379,860          --            1997
Line of Credit (A)         108,339    1,382,742   1,382,742          --  Various   Revolving Line of Credit
Convertible Debenture (D)   25,560      957,075     957,075          --    10%     May 1997
Acquired Debt                   --       40,000      40,000          --
                            ------      -------     -------     -------

  Totals                  $138,296   $2,881,794  $2,818,553     $63,241
                          ========   ==========  ==========     =======

[A] Private Investor - Line of Credit - On August 30, 1996, the Company established a line of credit up to $2,500,000. Of this amount, $2,000,000 is backed by pledged receivables and inventory and $500,000 is guaranteed by the Company's President. Interest, billed quarterly, is at Chemical Banks' prime rate plus 3%. The prime rate at March 31, 1997 was 8.5%. The Company is technically in default on this loan because it did not meet certain net income criteria. Their line of credit continues to be reduced by $2,500 per day commencing May of 1997.

[B] Installment Loan - In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999.

[C] Note Payable for Equipment - On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000 [See Note 5E]. The Company has classified the obligation warrants as notes payable.

[D] Convertible Promissory Notes Payable - During the quarter ended June 30, 1996, the Company issued convertible promissory notes with 10% interest per annum and a 7% commission. The principle amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. The Company recorded a financing cost of $25,000 for the fair value of the warrants granted. As of March 31, 1997, convertible promissory notes of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable are outstanding and as of May 1997 are in default by the Company. Interest expense of $24,702 was recorded for the year ended March 31, 1997. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996. Subsequent to September 30, 1997, the Company negotiated a one year extension agreement and has agreed to add 15% to the note as a financing cost.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[7] Notes Payable [Continued]

Following are maturities of debt for each of the next five years:

                         March 31,

Current                 $2,792,481
1999                        53,475
2000                        35,838
Thereafter                      --
                        ----------

  Total                 $2,881,794
                        ==========
[8] Capital Leases

The Company is the lessee of equipment under capital leases expiring in various years through 2000. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for the six months ended September 30, 1997 and 1996.

Following is a summary of property held under capital leases as of March 31, 1997:

Furniture, Fixtures and Equipment   $   60,150
Less:  Accumulated Depreciation         32,385
                                    ----------
  Totals                            $   27,765
  ------                            ==========

Minimum future lease payments under capital leases as of March 31,1997 for each of the next five years and in the aggregate are:

Year Ending March 31,

1998                                            $   16,749
1999                                                 4,679
2000                                                 4,169
2001                                                 3,474
2002                                                 3,044
                                                ----------

Total Minimum Lease Payments                        32,115
Less:  Amount Representing Interest                  2,990
                                                ----------
  Present Value of Net Minimum Lease Payments   $   29,125
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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[9] Income Taxes

As of March 31, 1997, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

 Expiration
in Years ending                 Net Operating Loss
  March 31,                        Carryforwards

   2007                             $1,317,000
   2008                              2,693,000
   2009                              2,015,000
   2010                                288,000
   2011                              1,300,000
                                    ----------

     Total                          $7,613,000
                                    ==========
[10] Capital Stock

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

[C] Preferred Stock - The preferred stock has no (i) dividend rights, (ii) sinking fund provisions, (iii) rights of redemption, (iv) classification provisions for voting, (vi) preemptive rights, (vi) liability to further calls or to assessments by the Company, or (vii) any provision discriminating against any existing or prospective holder. Holders of shares of preferred stock are not entitled to any dividend preference. In the event of liquidation, holders of shares of preferred stock shall be entitled to a preference of $.01 per share, and any other remaining proceeds of liquidation shall be distributed shares and shares alike to holders of all capital stock. The issued and outstanding preferred stock are restricted and have not been registered.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
------------------------------------------------------------------------------



[12] Major Supplier

For the six months ended September 30, 1997, the Company had purchases from one supplier that amounted to approximately $2,178,000 or 48% of net purchases.

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

[B] In June 1996, the Company issued 1,000,000 common stock warrants at an exercise price of $.25 per share as part of a consulting agreement entered into, whose term ends June 1998. As of March 31, 1997, 625,000 of those warrants are vested. Deferred compensation resulting from this transaction was recorded at the fair market value of the services rendered [See Note 5I].

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

[E] In August 1997, the Company issued 2,050,000 common stock warrants at an exercise price of $.10 per share as part of a consulting agreement entered into, whose term ends August 1999. Deferred compensation resulting from this transaction was recorded at the fair market value of the services rendered [See
Note 5H].

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
------------------------------------------------------------------------------



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

[15] Going Concern

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business and continuation of the Company as a going concern. The Company has incurred net losses for the years ended March 31, 1997 and 1996 of $1,303,546 and $286,003, respectively and has a working capital deficit at March 31, 1997 of $2,722,958. The Company has also been experiencing difficulties in paying its vendors on a timely basis and is in default on the convertible debentures and a production agreement [See
Notes 5E and 7B]. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are (i) to continue to sell parcels of property owned by ATRE [50% owned by the Company] located in Vancouver, WA, (ii) to further upgrade and increase its products lines and thus reach a consistently higher gross profit margin mix and realize profitability through a potential merger with another entity, (iii) to seek another asset base lending line of credit and (iv) to continue to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes.

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

[16] Major Customers

For the six months ended September 30, 1997, the Company had net sales to two customers that amounted to approximately $1,067,080 or 40%.

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






                    .  .  .  .  .  .  .  .  .  .  .  .  .  .

Item 2:

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Six months ended September 30, 1997 compared with the six months ended September 30, 1996

Results of Operations

The Company's operating income for the six months ended September 30, 1997 was $141,562 as compared to an operating loss of $983,472 for the same period last year. This decrease in the operating loss of approximately $1,125,000 was primarily attributable to an increase in gross profit of approximately $340,000 and a reduction in expenses of approximately $785,000.

The Company's sales for the six months ended September 30, 1997 and 1996 were $4,565,683 and $3,139,119, respectively. Management believes its sales are up as a result of its acquisition of Beyond Design Corporation.

Cost of sales for the six months ended September 30, 1997 and 1996 were $3,054,536 and $1,969,280 or 67% and 63% of sales, respectively.

Gross profit for the six months ended September 30, 1997 and 1996 were $1,511,147 and $1,169,839, or 33% and 37% of sales, respectively. Gross profit, as a percentage of sales, decreased to 24% for the three months ended September 30, 1997 compared to 38% for the three months ended September 30, 1997. The decrease was primarily due to an increase in total sales of products which produce a lower gross profit percentage.

Operating expenses for the six months ended September 30, 1997 and 1996 were $1,369,585 and $2,153,311, respectively.

Interest expense for the six months ended September 30, 1997 and 1996 was $139,927 and $86,089, respectively. As of September 30, 1997, the outstanding debt of the Company was approximately $2,901,000 primarily all of which is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 1997. There can be no assurance that management's plans to reduce operating losses will continue or obtain additional financing will be successful.

Liquidity and Capital Resources

The Company's working capital [deficit] at September 30, 1997 was $(2,440,488) as compared with a working capital [deficit] of $(2,722,958) at March 31, 1997. This decrease in the working capital [deficit] of approximately $280,000 is primarily the result of the Company's net income of approximately $200,100 and non-cash adjustments to the net income.

Operating Activities

For the six months ended September 30, 1997, cash generated from operations was $1,038,402 as compared to $1,058,556 of cash utilized for operations for the six months ended September 30, 1996. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Six months ended September 30, 1997 compared with the six months ended September 30, 1996

Liquidity and Capital Resources [Continued]

Operating Activities [Continued]

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

Investing Activities

For the six months ended September 30, 1997 and 1996, investments in masters and artwork were $101,993 and $175,604, respectively. Management continues to seek to acquire new titles to enhance its product lines.

In May 1995, ATRE entered into a sales agreement for two acres of land for approximately $940,000. In December of 1995, the sale for one parcel of land was closed and the Company received $48,475. In September 1996, the other parcel was sold and proceeds were retained for future sewage construction needed for this 20 acre property, however, the Company received $121,600 from ATRE.

As of September 30, 1997, ATRE is negotiating with two different non-affiliated entities for the sale of three parcels of property. The Company believes that contracts will be finalized for these properties and will close with net proceeds of approximately $900,000 in 1998.

Financing Activities

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

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Six months ended September 30, 1997 compared with the six months ended September 30, 1996

Liquidity and Capital Resources [Continued]

Financing Activities [Continued]

During fiscal 1997, the Company negotiated convertible promissory notes with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 options exercisable at $.25 per share to two consultants. The Company recorded a financing cost of $25,000 for the fair value of the options granted. As of March 31, 1997, debentures of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable are outstanding and in default as of May 1997. Interest expense of $24,702 was recorded for the year ended March 31, 1997. The fair value of the options was determined based upon the fair value of services received by the Company. Subsequent to September 30, 1997, the Company negotiated a one year extension agreement and has agreed to add 15% to the note as a financing cost.

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

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Six months ended September 30, 1997 compared with the six months ended September 30, 1996

New Authoritative Pronouncements [Continued]

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

Dated:  Anaheim, California
        December 10, 1997
                                       DIAMOND ENTERTAINMENT CORP.


                                       By: /s/ James K.T. Lu
                                           James K.T. Lu
                                           Chairman of the Board,
                                           Chief Executive Officer;
                                           President; Secretary and
                                           Director

                                       By: /s/ Thomas Sung
                                           Thomas Sung
                                           Principal Financial Officer and
                                           Treasurer