Form 10QSB
period 1997-12-31
DIAMOND ENTERTAINMENT CORP
filed 1998-02-12
CIK 847420

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     December 31, 1997    Commission File Number   0-17953

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

                              Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of February 11, 1998 there were 22,411,864 shares of common stock outstanding.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------




Item 1: Financials

  Balance Sheet as of December 31, 1997 [Unaudited]................. 1.....2

  Statements of Operations for the three and nine months ended
  December 31, 1997 and 1996 [Unaudited]............................ 3.....

  Statements of Stockholders' Equity for the nine months
  ended December 31, 1997 [Unaudited]............................... 4.....

  Statements of Cash Flows for nine months ended December 31, 1997 and 1996 [Unaudited].............................................. 5.....6

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

Signature...........................................................22




                          .   .   .   .   .   .   .   .

Item 1:   Financials

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF DECEMBER 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                                  $   131,351
  Accounts Receivable - Net                                               2,332,435
  Inventory                                                               3,081,397
  Prepaid Expenses and Deposits                                             103,765
  Related Party Receivable                                                   22,680
                                                                        -----------

  Total Current Assets                                                    5,671,628

Property and Equipment:
  Leasehold Improvements                                                     28,258
  Furniture, Fixtures and Equipment                                         947,121

  Total - At Cost                                                           975,379
  Less:  Accumulated Depreciation                                           620,513

  Property and Equipment - Net                                              354,866
                                                                        -----------

Film Masters and Artwork                                                  4,458,515

Less:  Accumulated Amortization                                           3,960,246

  Total Film Masters and Artwork - Net                                      498,269
                                                                        -----------

Other Assets:
  Accounts Receivable - ATRE                                              1,667,288
  Investment in ATRE                                                         50,000
  Related Party Receivable                                                   85,492
  Other Assets                                                              149,186
                                                                        -----------

  Total Other Assets                                                      1,951,966

  Total Assets                                                          $ 8,476,729
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


BALANCE SHEET AS OF DECEMBER 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $ 4,283,287
  Convertible Promissory Notes Payable                                      981,075
  Notes Payable                                                           2,352,987
  Lease Obligations Payable                                                   4,544
  Accrued Expenses                                                          522,589
  Customer Deposit                                                            3,000
                                                                        -----------

  Total Current Liabilities                                               8,147,482

Long-Term Liabilities:
  Notes Payable                                                              49,710
  Lease Obligations Payable                                                  11,344

  Total Long-Term Liabilities                                                61,054

  Total Liabilities                                                       8,208,536

Commitments and Contingencies [5] [6]                                            --

Stockholders' Equity:
  Convertible  Preferred  Stock - No Par  Value,  5,000,000  Shares  Authorized,
   483,251 Issued [of which 172,923 are held in Treasury] 376,593

  Common Stock - No Par Value, 100,000,000 Shares
   Authorized; 22,411,864 Shares Issued and Outstanding                  10,204,614

  Additional Paid-in Capital                                             (1,210,231)

  Retained Earnings [Deficit]                                            (8,929,050)

  Sub-Total                                                                 441,926
  Less: Treasury Stock [Preferred] - At Cost                                (48,803)
        Deferred Costs [5D] [5H]                                           (124,930)

  Total Stockholders' Equity                                                268,193

  Total Liabilities and Stockholders' Equity                            $ 8,476,729
                                                                        ===========



The Accompanying Notes are an Integral Part of These Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------





                                   Three months ended          Nine months ended
                                      December 31,                December 31,
                                      ------------                ------------
                                 1 9 9 7        1 9 9 6      1 9 9 7       1 9 9 6
                                 -------        -------      -------       -------

Sales - Net                     $2,421,844   $ 2,001,109   $6,987,527   $ 5,140,228

Cost of Sales                    1,574,985     1,041,079    4,629,521     3,010,359
                                ----------   -----------   ----------   -----------

  Gross Profit                     846,859       960,030    2,358,006     2,129,869
                                ----------   -----------   ----------   -----------

Operating Expenses:
  Selling Expenses                 351,485       394,742      937,523     1,120,164
  General and Administrative
   Expenses                        397,637       469,807    1,120,767     1,601,198
  Factoring Fees                    46,896           214       47,223       236,504
  Bad Debt Expense                  30,000        30,000       90,000        90,208
                                ----------   -----------   ----------   -----------

  Total Operating Expenses         826,018       894,763    2,195,513     3,048,074
                                ----------   -----------   ----------   -----------

  Operating Income [Loss]          (20,841)       65,267      162,493      (918,205)
                                ----------   -----------   ----------   -----------

Other Expenses [Income]:
  Interest Expense                  74,939        91,629      214,866       177,718
  Interest Income - Related Party  (31,782)      (32,963)     (95,173)     (113,879)
  Other Income                     (21,703)           --     (157,551)           --
                                ----------   -----------   ----------   -----------

  Other Expenses [Income] - Net     21,454        58,666      (37,858)       63,839
                                ----------   -----------   ----------   -----------

  Net Income [Loss]             $     (613)  $     6,601   $  200,351   $  (982,044)
                                ==========   ===========   ==========   ===========

  Net Income [Loss] Per Share
   [Basic and Diluted]          $       --   $      (.03)  $      .01   $      (.07)
                                ==========   ===========   ==========   ===========

  Weighted Average Number of
   Shares Outstanding           23,146,220    14,253,530   19,555,702    13,976,169
                                ==========   ===========   ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------




                                      Convertible                                                     Treasury
                                    Preferred Stock      Common Stock        Additional   Retained     Stock                Total
                                                                                                                            Stock-
                                   Number of          Number of               Paid-in     Earnings   [Preferred] Deferred  holders'
                                    Shares   Amount    Shares     Amount       Capital    [Deficit]    At Cost    Costs     Equity

  Balance - April 1, 1997           483,251  376,593 15,390,941  10,013,334  (1,310,231)  (9,129,401)  (48,803)  (14,858)  (113,366)

Stock Issued for Acquisition of BDC      --       --  2,427,273      89,368          --           --        --        --     89,368

Deferred Consulting Costs [5H]           --       --         --          --     100,000           --        --  (100,000)        --

Shares Issued to Two Officers for
  Deferral of Salary [5D]                --       --  3,750,000      75,000          --           --        --   (75,000)        --

Shares Issued to Employees for Past
  Services [5D]                          --       --    550,000      11,000         --            --        --        --     11,000

Shares Issued to Consultant -
  Signing Bonus [5D]                     --       --    250,000       5,000         --            --        --        --      5,000

Consulting Expense [5H]                  --       --         --          --         --            --        --    27,428     27,428

Compensation Expense [5D]                --       --         --          --         --            --        --    37,500     37,500

Debt Converted                           --       --     43,650      10,912         --            --        --        --     10,912

Net Income for the nine months
  ended December 31, 1997                --       --         --          --         --       200,351        --        --    200,351
                                    -------   ------   --------   ---------  ---------      --------   -------    ------    -------

  Balance - December 31, 1997       483,251 $376,593 22,411,864 $10,204,614 $(1,210,231) $(8,929,050) $(48,803) $124,930   $268,193
                                    ======= ======== ========== =========== ===========  ===========  ========  ========   ========



The Accompanying Notes are an Integral Part of These Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Nine months ended
                                                                 December 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

  Net Cash - Operating Activities                          $  426,593   $(1,523,492)
                                                           ----------   -----------

Investing Activities:
  Advances to ATRE                                           (119,220)      (76,900)
  Proceeds by ATRE                                             40,000       121,600
  Advances to Officers                                       (292,396)      (78,925)
  Payment of Officers' Loans Receivable                       129,900            --
  Repayment to Officers                                             -       100,000
  Capital Expenditures                                         (4,553)      (26,319)
  Masters and Artwork                                        (123,077)     (217,787)
                                                           ----------   -----------

  Net Cash - Investing Activities                            (369,346)     (178,331)
                                                           ----------   -----------

Financing Activities:
  Net Increase - Notes Payable                                218,613       425,159
  Payments of Lease Payable                                    13,237        (5,670)
  Proceeds from Convertible Promissory Note Payable                 -     1,257,988
  Cash Overdraft                                             (157,746)       24,346
                                                           ----------   -----------

  Net Cash - Financing Activities                              74,104     1,701,823
                                                           ----------   -----------

  Net Increase in Cash                                        131,351            --

Cash - Beginning of Periods                                         -             -

  Cash - End of Periods                                    $  131,351   $        --
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                              $  107,923   $   104,969
     Income Taxes                                          $       --   $        --

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

   In August 1997, the Company granted warrants in connection with consulting agreements and recorded $100,000 in deferred consulting costs and expensed $20,000 for the nine months ended December 31, 1997.


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------




Supplemental Schedule of Non-Cash Investing and Financing Activities[Continued]:
  In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted will be fully vested on December 31, 1997 and the warrants are exercisable over a two year period beginning March 31, 1997. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $37,500 for the nine months ended December 31, 1997. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price.

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

Depreciation expense for the nine months ended December 31, 1997 was $53,085.

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

Amortization expense for the nine months ended December 31, 1997 was $179,613.

Advertising Costs - Adverting cost are expensed as incurred. Advertising costs of $52,489 was expensed for the nine months ended December 31, 1997.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

Bad Debts - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is $746,112 at December 31, 1997.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no deposits as of December 31, 1997 with financial institutions subject to a credit risk beyond the insured amount.

[2] Accounts Receivable

Accounts receivable at December 31, 1997, net of allowance for doubtful accounts, were $2,332,435. Substantially all of the accounts receivable at December 31, 1997, have been pledged as collateral for the line of credit [See
Note 7A].

[3] Inventory

Inventory as of December 31, 1997 consists of:

Raw Materials                             $  169,626
Finished Goods                             2,911,771

  Total                                   $3,081,397

An allowance of $280,876 has been established for idle inventory.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------


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

Accounts Receivable - The Company has a receivable [including interest] from ATRE of $1,667,288 as of December 31, 1997. This balance includes interest income of approximately $95,000 for the nine months ended December 31, 1997 at an annual rate of 10%.

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

In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted will be fully vested on December 31, 1997 and the warrants are exercisable over a two year period beginning March 31, 1997. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $37,500 in the nine months ended December 31, 1997. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[5] Commitments [Continued]

[E] Sale of Multi Media Assets - On May 8, 1995, the Company closed a sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The general manager of Central Video is the former President of the Company. The Company received $750,000 of duplication services and surrendered equipment having a book value of approximately $630,000. The Company guaranteed Central Video's general manager a minimum of $2,500,000 a year of production orders for three years and agreed to pay Central Video's general manager a 3% commission on orders the Company places with Central Video. The Company satisfied this obligation in fiscal 1996, however, in 1997, the Company did not fulfill this obligation and was delinquent in payments to Central Video. The Company settled this contract with Central Video in September of 1997. The Company agreed to pay Central Video $12,500 a week until the total obligation of $740,000 is paid. This settlement dissolved the production contract and all outstanding payable obligation. As of February 10, 1998, the balance owed to Central Video was $372,745.

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

[G] Duplication Agreement/Line of Credit - On January 3, 1996, the Company entered into a two year Duplication Agreement with a $200,000 revolving line of credit with a non-affiliated entity. In October of 1997, the revolving line of credit was increased to $300,000. The Company has an outstanding balance of approximately $300,000 as of February 10, 1998.

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

In August of 1997, the Company engaged four consultants for a period of two years to provide assistance in restructuring and designing the Company's operations and long-term strategic plan. The consultants received warrants to purchase an aggregate 2,050,000 shares of the Company's common stock at an exercise price of $.10 per share. The warrants expire at the end of the two year consulting period. The Company recorded deferred consulting costs of $100,000 for the fair value of the warrants and expensed $20,000 for the nine months ended December 31, 1997. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant [See Note 13E].

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[5] Commitments [Continued]

[I] In October 1996, the Company entered into a joint venture agreement with an unrelated party whereby the parties distribute each others catalogues of products and share in the profits of any such distribution equally. The agreement expired in October 1997.

In connection with the joint venture agreement, the Company loaned $18,000 at a 6% interest rate. The loan receivable was due in January 1997 and remains unpaid as of December 31, 1997. This amount is included in other receivables on the balance sheet. The joint venture partner has never performed on the agreement. In January of 1998, the Company commenced collection procedures to collect the outstanding obligation owed to the Company.

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

[C] The Company leases office space in Freehold, New Jersey on a month-to-month basis.

[7] Notes Payable

Notes payable consist of the following:

                                      D e c e m b e r   31,  1 9 9 7
                        --------------------------------------------
                       Interest
  Type of Loan          Expense  Amount   Current  Long-Term Rate     Due Date

Installment Loan (B)     $   4,754  $  101,870 $   52,160   $49,710      10%   November 14, 1999
Notes Payable (C)           37,964     585,468    585,468         -            1998
Line of Credit (A)         146,588   1,675,358  1,675,358            Various   Revolving Line of Credit
Convertible Debenture (D)   25,560     981,075    981,075        --      10%   May 1997
Acquired Debt                    -      40,000     40,000         -
                          --------  ---------- ----------   -------

  Totals                 $ 214,866  $3,383,771 $3,334,061   $49,710

[A] Line of Credit - On August 30, 1996, the Company established a line of credit up to $2,500,000. Of this amount, $2,000,000 is backed by pledged receivables and inventory and $500,000 is guaranteed by the Company's President. Interest, billed quarterly, was at a prime rate plus 3%. The prime rate at March 31, 1997 was 8.5%. In December 1997, the Company repaid this line of credit in full and engaged another financial institution for a $2,500,000 line of credit. This line of credit is also backed by pledged receivables and inventory. Cost is 2% discounted from pledged invoices for every 30 days.

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

[D] Convertible Promissory Notes Payable - During the quarter ended June 30, 1996, the Company issued convertible promissory notes with 10% interest per annum and a 7% commission. The principle amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. The Company recorded a financing cost of $25,000 for the fair value of the warrants granted. As of March 31, 1997, convertible promissory notes of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable are outstanding and as of May 1997 were in default by the Company. Interest expense of $24,702 was recorded for the year ended March 31, 1997. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996. Subsequent to September 30, 1997, the Company negotiated a one year extension agreement and has agreed to add 15% to the note as a deferred financing cost of $143,561. For the quarter ended December 31, 1997, the Company amortized $24,000 as a non-cash financing cost.

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

[8] Capital Leases

The Company is the lessee of equipment under capital leases expiring in various years through 2000. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for the nine months ended December 31, 1997 and 1996.

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

[11] Earnings Per Share

Earnings per share is based on the weighted average number of common shares outstanding as restated to include the number of shares issued in the business combination with TAV reflecting conversion for a preferred share of stock into
1.95 shares of common stock. The effect of warrants and options is included when dilutive. Exercise of the options and warrants could potentially dilute basic EPS in the future.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
------------------------------------------------------------------------------



[12] Major Supplier

For the nine months ended December 31, 1997, the Company had purchases from one supplier that amounted to approximately $3,466,502 or 65% of net purchases.

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

[C] In April 1996, in connection with the convertible debentures, the Company entered into two separate consulting agreements. As per the terms of both contracts, the Company issued 1,000,000 common stock warrants [500,000 warrants per contract] at an exercise price of $.25 per share.

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

[E] In August 1997, the Company issued 2,050,000 common stock warrants at an exercise price of $.10 per share as part of a consulting agreement entered into, whose term ends August 1999. Deferred consulting costs of $100,000 resulting from this transaction was recorded at the fair market value of the services rendered [See Note 5H].

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

[16] Major Customers

For the nine months ended December 31, 1997, the Company had net sales to three customers that amounted to approximately $3,120,276 or 41%.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------



[17] New Authoritative Pronouncements

The FASB issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has adopted SFAS No. 128 in these financial statements. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. Adoption of SFAS No. 128 is not material to the Company.

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

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. Management is in the process of evaluating the disclosure requirements. SFAS No. 131 is not expected to have a material impact on the Company.

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



                    .  .  .  .  .  .  .  .  .  .  .  .  .  .

Item 2:

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Nine months ended December 31, 1997 compared with the nine months ended December 31, 1996

Results of Operations

The Company's operating income for the nine months ended December 31, 1997 was $162,493 as compared to an operating loss of $918,205 for the same period last year. This increase in the operating income of approximately $1,100,000 was primarily attributable to an increase in gross profit of approximately $228,000 and a reduction in expenses of approximately $853,000.

The Company's sales for the nine months ended December 31, 1997 and 1996 were $6,987,527 and $5,140,228, respectively. The Company's sales increased as a result of its acquisition of Beyond Design Corporation.

Cost of sales for the nine months ended December 31, 1997 and 1996 were $4,629,521 and $3,010,359 or 66% and 59% of sales, respectively.

Gross profit for the nine months ended December 31, 1997 and 1996 were $2,358,006 and $2,129,869, or 34% and 41% of sales, respectively. Gross profit, as a percentage of sales, decreased to 35% for the three months ended December 31, 1997 compared to 48% for the three months ended December 31, 1997. The decrease was primarily due to an increase in total sales of products which produce a lower gross profit percentage.

Operating expenses for the nine months ended December 31, 1997 and 1996 were $2,195,513 and $3,048,074, respectively.

Interest expense for the nine months ended December 31, 1997 and 1996 was $214,866 and $177,718, respectively. As of December 31, 1997, the outstanding debt of the Company was approximately $3,400,000, primarily all of which is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 1997. There can be no assurance that management's plans to reduce operating losses will continue or to obtain additional financing will be successful.

Liquidity and Capital Resources

The Company's working capital [deficit] at December 31, 1997 was $(2,475,854) as compared with a working capital [deficit] of $(2,722,958) at March 31, 1997. This decrease in the working capital [deficit] of approximately $250,000 is primarily the result of the Company's net income of approximately $200,000 and non-cash adjustments to the net income.

Operating Activities

For the nine months ended December 31, 1997, cash generated from operations was $426,593 as compared to $1,523,492 of cash utilized for operations for the nine months ended December 31, 1996. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Nine months ended December 31, 1997 compared with the nine months ended December 31, 1996

Liquidity and Capital Resources [Continued]

Operating Activities [Continued]

During fiscal year end March 31, 1997 and 1998, the Company did engage various financial consultants to assist the Company with its debt financing. These consultants were issued options as consideration for partial payment of these services.

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

Investing Activities

For the nine months ended December 31, 1997 and 1996, investments in masters and artwork were $123,077 and $217,787, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

Financing Activities

On August 30, 1996, the Company obtained an asset based lending credit line of $2,500,000 at interest rate of 3% above prime rate. The Company used this line to repay a revolving credit line provided by a private lender. The Company owes approximately $2,000,000 on the line of credit. This amount was backed by pledged the Company's receivables and inventory and $500,000 was guaranteed by the Company's president. The Company was technically in default on this loan because it did not meet certain net income criteria. In December 1997, the Company repaid this line of credit in full and engaged another financial institution for a $2,500,000 line of credit. This line of credit is also backed by pledged receivables and inventory. Cost is 2% discounted from pledged invoices for every 30 days. The Company believes that achieving improved debt financing, sales growth and obtaining profitability could provide the means of financial and operational support for the next twelve months. If any of these factors are not achieved, adverse effects could result. Should these adverse effects materialize, management intends to seek additional equity financing from unaffiliated individuals in private offerings and to secure an additional line of credit until operations generate a positive cash flow. If the Company is unsuccessful in obtaining additional equity or debt financing, the Company's liquidity and capital resources could be adversely affected. There can be no guarantee that the Company will be successful in these efforts.

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Nine months ended December 31, 1997 compared with the nine months ended December 31, 1996

Liquidity and Capital Resources [Continued]

Financing Activities [Continued]

During fiscal 1997, the Company negotiated convertible promissory notes with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 options exercisable at $.25 per share to two consultants. The Company recorded a financing cost of $25,000 for the fair value of the options granted. As of March 31, 1997, debentures of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable are outstanding and in default as of May 1997. Interest expense of $24,702 was recorded for the year ended March 31, 1997. The fair value of the options was determined based upon the fair value of services received by the Company. Subsequent to September 30, 1997, the Company negotiated a one year extension agreement and agreed to add 15% to the note as a financing cost, or $143,561. During December 31, 1997, the Company amortized $24,000 of the deferred financing cost.

New Authoritative Pronouncements

The FASB issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has adopted SFAS No. 128 in these financial statements. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. Adoption of SFAS No. 128 is not material to the Company.

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

DIAMOND ENTERTAINMENT CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Six months ended September 30, 1997 compared with the six months ended September 30, 1996

New Authoritative Pronouncements [Continued]

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. Management is in the process of evaluating the disclosure requirements. SFAS No. 131 is not expected to have a material impact on the Company.

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

Dated:  Anaheim, California
        February 11, 1998
                                       DIAMOND ENTERTAINMENT CORP.


                                       By: /s/ James K.T. Lu
                                           ------------------------------------
                                          James K.T. Lu
                                          Chairman of the Board,
                                          Chief Executive Officer;
                                          President; Secretary and
                                          Director

                                       By: /s/ Thomas Sung
                                           ------------------------------------
                                           Thomas Sung
                                           Principal Financial Officer and
                                           Treasurer