Form 10KSB
period 1998-03-31
DIAMOND ENTERTAINMENT CORP
filed 1998-12-24
CIK 847420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1998

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-17953

                       -----------------------------------
                        DIAMOND ENTERTAINMENT CORPORATION
                 (Name of small business issuer in its charter)

            New Jersey                                      22-2748019
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)

16200 Carmenita Road, Cerritos CA                             90703
(Address of principal executive offices)                    (Zip Code)

                                 (562) 921-3999
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended March 31, 1998 totaled
$8,724,149.

The aggregate market value of registrant's Common Stock held by non-affiliates based upon the closing bid price on December 7, 1998, as reported by the OTC Bulletin Board, was approximately $584,400.

As of December 7, 1998, there were 33,314,299 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:     Yes  [  ]           No  [X]

                           FORWARD LOOKING INFORMATION

         This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

                                     PART I

Item 1.  Description of Business.

General

         Diamond Entertainment Corporation (the "Company"), formerly known as
(i) ATI Mark V Products, Inc. and (ii) Trans-Atlantic Video, Inc., was formed under the laws of the State of New Jersey on April 3, 1986. On July 15, 1991, the Company completed the acquisition (the "Acquisition") of all of the issued and outstanding shares of Diamond Entertainment Corporation, a California corporation (the "California Subsidiary"), and concurrently therewith, the parent company's name was changed to Diamond Entertainment Corporation. The Company's principal executive offices are located at 16200 Carmenita Road, Cerritos, California 90703.

         The Company, through the California Subsidiary, markets and sells a variety of videocassette titles to the budget home video market, principally through the Company's New Jersey sales office. In February 1997 the Company acquired a company, now the wholly-owned subsidiary known as Jewel Products International, Inc., which is in the business of manufacturing, purchasing and distributing children's toy products.

         The Company distributes and sells videocassette titles including certain public domain programs and certain licensed programs. Public domain programs are video titles that are not subject to copyright protection. Licensed programs are programs that have been licensed by the Company from a third party for duplication and distribution, generally on a non-exclusive basis. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. They generally sell the Company's products to the public at retail prices ranging from $1.99 to $9.99 per videocassette. The Company's video products are also offered by consignment arrangements through two large mail order catalog companies.

         Management is committed to acquiring more licensed video titles and upgrading the quality of its packaging and pre-printed materials in order to enhance its available products. The Company's program inventory currently consists of approximately 600 titles, including approximately 350 public domain programs and 250 licensed programs, comprising motion pictures, cartoons, educational, sports highlights, computer-literacy and exercise programs. The Company is continually identifying new titles to add to its program inventory and intends to expand its selection of licensed programs which have historically shown a higher profit margin than public domain programs.

         Until 1995, the Company was a full-service video product duplicating, manufacturing, packaging and distribution company, and was engaged in several distinct video production activities. In April 1995 the Company sold its Custom Duplication Division, through which the Company duplicated and packaged videocassettes on a custom-made basis. The Board believed that this transaction was in the best interest of the Company since it could not compete effectively in the manufacturing and duplicating of videotapes. The Company's focus had changed to development, acquisition and distribution of video-related products to mass merchandisers and retailers.

         Subsequent to the 1998 fiscal year end, the Company implemented a plan to reduce its production costs in order to be more competitive in price. As a consequence, the Company took over certain final-stage manufacturing processes and implemented new quality control procedures to ensure its standards of quality. The Company acquired two video loaders and a shrink-wrap packaging machine, and intends to obtain two additional video loaders. Using this equipment and these new procedures, the Company hopes to realize up to 20% in production cost savings. The Company now contracts with a manufacturer/duplicator to duplicate programs, using Company-supplied masters, copying up to 250 copies of a single program onto a bulk reel of video tape called a pancake. After duplication, the pancakes and master tapes are returned to the Company and the Company uses the video loaders to automatically load, cut and splice the video programs from the pancake into empty videocassette shells. The videocassettes are then labeled, packaged, shrink wrapped and boxed for shipment. At least one sample of each batch of any newly manufactured video products are tested when delivered to the Company by the duplicator to insure acceptable duplication quality. The Company has implemented three work-in-process quality control procedures and one final finished goods inspection procedure prior to all product shipments. Further, the Company continues its efforts to acquire and license better quality titles and thus improve the performance of the Company's products in retail stores.

Product Lines

         The Company's program inventory consists of a total of nearly 600 titles appealing to all age groups. The programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs, sports highlights, instructional and exercise programs. Public domain programs account for approximately 350 titles, and licensed programs account for approximately 250 titles of the Company's program inventory.

         Motion Pictures - Public Domain. The Company offers a total of 37 feature motion picture titles including many film classics, such as "Life With Father," "Meet John Doe," "Pygmalion" and "The Little Princess," which generally appeal to adult audiences. The Company also markets its own special collection of favorite performers' "Festivals," including The Three Stooges, Shirley Temple, Bob Hope, Jack Benny and Milton Berle. The Company has recently added numerous episodes of various 1950s popular television programs and a science fiction category.

         Children's Programs - Licensed and Public Domain. Most of the Company's cartoons are in the public domain, including 21 cartoon programs redubbed in Spanish. These programs are generally 30 minutes in length and consist of a series of cartoons selected by the Company. The Company also markets approximately 18 holiday children's features, and 40 titles in its Testaments and Children's Bible series.

         Educational Programs - Licensed. The Company has licenses to market approximately 60 educational videos in two categories. For adults, titles include "Battle of Britain," "The Shores of Iwo

Jima," and "Guadalcanal," along with titles which instruct preschoolers and school age children on topics such as learning numbers, telling time, simple mathematics, color identification and other practical skills.

         Sports Programs - Licensed. The Company has licenses to market 16 sports videos including five volumes of "Great Sports Memories" and "Basketball's Fabulous 50 Stars."

         Computer Software Learning Tutorial Programs - Licensed. The Company has licensed approximately 40 titles of computer tutorial videos including titles such as "Family Guide to the Computer," "Family Guide to the Internet," "Windows Literacy," "Word for Windows," "Mastering WordPerfect" and "Mastering Excel for Windows."

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

         The costs associated with the Company's film masters (used for duplicating) and artwork (for packaging and advertising) include the purchase cost of masters, initial fee for rights to duplicate, shooting costs and developing costs. During the year ended March 31, 1998, the Company acquired in excess of 65 new titles. As of March 31, 1998, the net book value of Company's film masters and artwork was in excess of approximately $361,000. The Company believes that its film masters and artwork are significant assets since the Company derives the majority of its revenue from their use.

Suppliers - Video Products

         The Company's programs are duplicated, and in some cases packaged, by one CD-ROM and five videotape manufacturers/duplicators located in the United States. Generally, the Company arranges with these firms to duplicate Company-supplied masters, then label, package, shrink-wrap and carton the videocassettes or CD-ROMs. Labels and packaging sleeves are supplied by the Company. The Company submits its orders and instructions by purchase order with terms payable within 90 days of delivery. For the year ended March 31, 1998, the video products business of the Company had purchases from three suppliers that amounted to approximately $2,180,000, or 80.6%, of net purchases. The suppliers and the percentage of net video products purchases made from each are: Glory Enterprises, Inc., 41.6%; National Media, Inc., 22.3%; and Skura Intercontinental Trading, 16.7%. Management believes that, if for any reason it could not rely on or retain the services of any of its current suppliers, duplicators or manufacturers, other sufficient suppliers are available in the marketplace.

Markets and Customers - Video Products

         The Company markets its program inventory to large retail chain outlets and provides each retail chain operator with brochures, advertising materials and literature describing and promoting the Company's program inventory. The Company's products are sold through more than ten mass merchandisers such as Sam's Club, Target, Costco and Best Buy, primarily in the Northeast, the South and the East Coast. These outlets sell the Company's products to the general public at retail prices ranging from approximately $1.99 to $9.99 per videocassette. For the years ended March 31, 1998 and

1997, the Company derived revenue from its program inventory of approximately $6,426,000 and $6,170,000, respectively. For the years ended March 31, 1998 and 1997, the Company had net sales to one customer, Sam's Club, of approximately $1,012,000 and $1,154,000, respectively. The Company sells to Sam's Club on terms of net sixty days. The loss of this single customer would have a material adverse effect on the financial condition and results of operations of the Company.

         The Company's marketing strategy of distributing directly to retail chain outlets has allowed the Company to market its products at all consumer levels. In particular, the Company seeks to attract retail customers in department, drug, discount, electronic, music, toy and book stores as well as supermarkets and convenience stores. The Company has implemented a new sales method which seeks to improve the name recognition of the Company as a video company specializing in educational, children and film classic video titles. In addition, through its sales program, the Company seeks to place increased focus on the promotion of sales to major mass merchandising companies which would increase the delivery of high volume orders. The Company also uses independent sales representatives in certain geographical marketing areas.

         The Company derives approximately 60% of its gross revenue from sales to mass merchandisers and other retail outlets. Approximately 40% of gross revenue is derived from sales through consignment arrangements with certain catalog companies under which the Company delivers tapes to their facilities pending receipt of orders by customers. The Company only books sales from consignment sales after the catalog company delivers the actual funds from such sales. Less than one percent of revenue comes from programs sold on a retail basis directly to consumers.

         In 1997 the Company introduced its Audio Books product line, and is now actively marketing 12 such titles. Also in 1997 the Company introduced its CD-ROM product into the market place with only limited success, due largely to shifting customer preferences, alternative entertainment sources and evolving technologies. Beginning in 1999 the Company's marketing strategy and products will include Digital Video Disk ("DVD") titles and a new product line using the CineChrome-TM- process (see below). These plans will help the Company handle the increasing competitiveness in the entertainment marketplace.

Seasonality

         The Company generally experiences higher sales of its programs from September through January due to increased consumer spending around the year-end holidays. The Company estimates that it derives approximately 55% of its gross revenue from sales during those five months, with 45% of revenue generated in the other seven months of the year.

License Arrangements

         The Company enters into license agreements whereby it acquires from licensors the right to duplicate and distribute a licensed program. Licenses may be exclusive or non-exclusive, but typically are non-exclusive. Generally licenses cover specific titles. In return for the grant of rights, the Company pays certain advance payments or guarantees and also royalties. Royalty payments under license agreements typically are credited against any advances paid. Generally, the Company's licenses are for a term of between three and seven years. While the Company's efforts to renegotiate and renew its license agreements have generally been successful, there can be no assurance that such licenses will be renegotiated or renewed in the future. The programs that the Company has acquired under license contain limitations from the licensors regarding the geographic areas to which the Company can distribute its products and are usually restricted to distribution and sales in the United States and Canada.

         The various licensing agreements that the Company has entered into with licensors provide for advance payments ranging from $1,500 to $15,000 and subsequent royalty payments based upon either a per video sold fee or a percentage of wholesale price fee. During the year ended March 31, 1998, the Company incurred royalty expenses of approximately $128,000 under its licensing agreements.

Competition

         The Company competes with other distributors of videotapes, including major film studios and independent production companies. The Company also competes with manufacturers and distributors of other video formats, including laserdisc and DVD, as well as other forms of in-home entertainment such as syndicated and pay/cable television and home satellite systems. Most of the companies with which the Company competes are better established, have broader public and industry recognition, have financial resources substantially greater than those of the Company and have manufacturing and distribution facilities better than those which now or in the foreseeable future will become available to the Company.

Jewel Products International, Inc.

         In May 1997, the Company consummated an agreement and plan of merger between BDC Acquisition, Inc. ("BDC Acquisition"), a subsidiary of the Company, and Beyond Design Corporation (subsequently renamed Jewel Products International, Inc. and referred to herein as "JPI"). JPI became the wholly owned subsidiary of the Company via reverse merger when BDC Acquisition acquired all of the issued and outstanding stock of JPI in consideration of the issuance of an aggregate of 2,427,273 shares of the Company's common stock and the assumption of certain obligations of JPI. The JPI acquisition was an arms-length transaction. JPI is in the business of (i) manufacturing one toy product, (ii) purchasing various other children's toy products from U.S.-based importers or directly from Asia and (iii) distributing the toys to mass merchandisers in the United States. In the fiscal year ended March 31, 1998, revenue realized from JPI's business amounted to approximately $2,478,000.

Product Lines - Toy Products

         At the time of its acquisition, JPI's sole line of business was the manufacture and sale of its patented Woblong-Registered Trademark- Double Wing Flier, a bi-wing aerodynamic flying toy. The Woblong is a game of catch intended to compete directly with Frisbee-Registered Trademark-, Aerobie-Registered Trademark- and Whoosh-TM-. Since its acquisition in July 1997, JPI has introduced approximately 30 new toy items and one non-toy item to its product line. Popular products include various plastic toy sets (for example, Fire Rescue set, Airport set and City Movers set) and handheld electronic games. JPI's products sell at retail prices ranging from approximately $2.00 to $12.00 per item.

Suppliers - Toy Products

         For the year ended March 31, 1998, 100% of JPI's supplier purchases were from Progen Technology, Inc. Since March 31, 1998, the Company has diversified its supplier base, and makes purchases from six U.S. suppliers and three suppliers in China.

Markets and Customers - Toy Products

         JPI markets its products using outside sales personnel and manufacturer representatives and provides them with color sales brochures and other sales tools, but avoids the costs of excessive sales samples. The Company's marketing plan uses independent manufacturer's representatives to reach a minimum of approximately 125 retail outlets per week. At the Company's direction, the manufacturers representatives have mainly, but not exclusively, focussed on sales to Wal-Mart stores during the current calendar year; and the Company has begun to pursue other major chain retailers and drug store chains, such as Target, K-Mart, Toys R Us and Rite Aid.

Seasonality - Toy Products

         JPI's revenues are very seasonal, depending in large part on the end-of-year holiday season which begins in September when retailers begin to stock for Christmas.

American Top Real Estate

         American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. The Company paid $50,000 for a 50% interest in ATRE. The Company's arrangement with its partners in ATRE requires that all parties contribute capital or loans pro rata according to their interests whenever required by ATRE for land acquisition, principal or interest payments, property taxes or other expenses.

         Upon sale or development of land, proceeds are used to repay all related loans and other obligations, with the remaining balance distributed among the shareholders of ATRE pro rata based on their interests. None of the other investors in ATRE are otherwise associated or affiliated with the Company, nor are any of ATRE's co-investors in its real estate holdings associated or affiliated with the Company. ATRE has interests in two real estate parcels.

         Parcel 1 consists of approximately 20 undeveloped acres purchased in two transactions, in 1989 and 1997. ATRE has a 70% interest in Parcel 1, located in Clark County, Washington. The total cost of Parcel 1, including financing expenses and taxes, was approximately $2,300,000 through 1997.

         Parcel 2 consists of 5.5 acres of undeveloped property, also in Clark County, Washington. ATRE's interest in Parcel 2 is 25%. Parcel 2 was purchased in 1989 for $717,000. Approximately 2.5 acres of Parcel 2 were sold in 1996. The Company received net proceeds of $121,600 from ATRE during fiscal 1997 relating to Parcel 2 sales. Approximately 3 acres remain unsold as of the date of this report.

         During the year ended March 31, 1998, ATRE sold approximately 11 acres. The Company advanced an additional $80,320 to ATRE and received $220,600 from the proceeds of the parcel of 10 acres as repayment of the advances to ATRE in fiscal 1998. The Company has subsequently received approximately $400,000 from ATRE during the period April 1, 1998 through August of 1998 and anticipates another $100,000 by March 31, 1999.

         At November 30, 1998, ATRE has no binding sales contracts for the remaining parcels of real estate owned by ATRE as these parcels of land continue to be developed for commercial use. Contracts that were pending have not closed due to possible changes in interest rates or possible overall market conditions. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to sell the remaining parcels. In December of 1998, the Company received from a real estate development specialist an aggregate approximate value of $5,200,000 for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of such sales contracts of commercial real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. The Company setup a valuation allowance in March 1998 of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized by the Company with any certainty.

Employees of the Company

         As of March 31, 1998, the Company and its subsidiaries employed 30 full-time and two part-time employees, of which three are executives, 16 are engaged in manufacturing and warehousing activities, and 13 are engaged in administration, sales and related activities. During the peak season the Company engages additional part-time or temporary employees to help with the surge for Christmas season orders. The Company reduces its manufacturing force after the peak season to improve the profitability of the operations when sales orders decline. Neither the Company's nor the subsidiaries' employees are unionized. Management believes that it has good working relations with its employees.

Item 2.  Description of Property.

         The Company leases 48,500 square feet at 16200 Carmenita Road in Cerritos, California under a lease commencing October 1, 1998 and expiring in June 2002, for use as executive offices and manufacturing and warehouse facilities. It pays $21,500 per month. Also, the Company leases 1,200 square feet in Freehold, New Jersey for its sales office for $1,950 per month. This lease expires October 31, 2001. In addition, the Company leases approximately 22,080 square feet in Cerritos, California ("Cerritos Property") for $9,274 per month which space was formerly used by the Company for executive offices and warehousing. The Company has sublet the Cerritos Property beginning January 1, 1999 for a term that expires on March 31, 2001. The sublease requires the subtenant to pay the Company $9,494 per month through February 2000, and $9,936 per month through the remaining term of the Sublease. All of the Company's lease and sublease agreements are with unaffiliated parties. The Company believes that it has sufficient space for operations for the next twelve months.

Item 3.  Legal Proceedings.

         In 1998, the Company was contacted by attorneys for a foreign manufacturer claiming that a game distributed by JPI infringed on the manufacturer's trademark and copyright. After internal investigation, the Company and JPI voluntarily ceased all sales of its allegedly infringing product, and has stored its inventory of the game pending a resolution of the conflict. The Company places a book value of approximately $450,000 on the stored inventory. JPI has subsequently agreed with the manufacturer in question that JPI may sell the game to distributors in Eastern Europe or South America. The Company is searching for a buyer in either or both of those markets, but to date has not located any such buyer. There has been no litigation threatened or begun, and management believes that resolution of this matter will be amicable.

         The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it has adequate legal defenses and intends to vigorously defend itself in these actions. The Company believes after consulting with counsel that an adverse decision in any one lawsuit would not have a material adverse impact on the Company, however, the aggregate affect of an adverse decision in a majority of the lawsuits outstanding could have a material adverse impact on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "DMEC." The Company's shares of Preferred Stock are not listed on any exchange or quoted on the OTC Bulletin Board. The range of high and low bid information for the Company's Common Stock for each full quarterly period during the Company's last two fiscal years, is as follows:

              Period                            High Bid                            Low Bid
              ------                            --------                            -------
Fiscal 1997
         1st quarter                              0.55                                0.22
         2nd quarter                              1.00                                0.25
         3rd quarter                              0.34                                0.15
         4th quarter                              0.24                                0.17
Fiscal 1998
         1st quarter                              0.22                                0.13
         2nd quarter                              0.25                                0.09
         3rd quarter                              0.19                                0.04
         4th quarter                              0.19                                0.03
Fiscal 1999
         1st quarter                              0.135                               0.041
         2nd quarter                              0.16                                0.055

         These quotations were obtained from OTC Electronic Bulletin Board quarterly quote summaries, and reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions. On December 7, 1998, the closing bid price for the Company's Common Stock was $0.04. As of the same date, there were 1,600 holders of record of Common Stock.

         The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to use any earnings which it may generate to finance the growth of its business.

         The transfer agent for the Company's Common Stock is Continental Stock Transfer & Trust Company, New York, New York.

Sales of Unregistered Stock

         In June 1995 Mr. Lu converted approximately $1,131,000 in obligations of the Company, which he had assumed personally, into 8,212,785 shares of Common Stock. In August 1995 Jeffrey I. Schillen and Murray T. Scott, each a director of the Company, agreed to assume $413,400 and $110,240, respectively, of the obligations assumed by Mr. Lu. In consideration for the assumption of such obligations, Mr. Lu agreed to assign 3,000,000 and 800,000 of shares of Common Stock, respectively, to Messrs. Schillen and Scott.

         On April 23, 1996 the Board of Directors agreed to reserve 1,000,000 shares of common stock for distribution to Messrs. Lu (as to 600,000 shares) and Schillen (as to 400,000 shares). Such shares can be purchased for $.25 per share, in installment payments with a five year promissory note with interest at 6% per annum. As of March 31, 1998 such officers had not purchased any of such shares.

         In April 1996 pursuant to a financing arrangement, three-year warrants to purchase 1,000,000 shares of Common Stock for $.10 per share were issued to a lender; such warrants were exercised in June 1996 and thereupon 1,000,000 shares of Common Stock were issued.

         On June 21, 1996 the Company entered into consulting agreements with three individuals and issued three-year warrants to purchase an aggregate of 1,000,000 shares of Common Stock as full consideration therefor. Such warrants may be exercised for $0.25 per share for a period of three years from the date of issuance.

         During the quarter ended June 30, 1996 the Company issued 10% convertible debentures ("10% Debentures") in the original principal amount of $1,257,988. The principal was convertible into shares of the Company's Common Stock. Through March 31, 1998, 10% Debentures in the aggregate amount of $519,848 (including $39,848 in accrued interest and $37,650 in extension bonuses) had been converted into 7,487,668 shares of the Company's Common Stock. Subsequent to March 31, 1998, an additional $91,750 in 10% Debentures had been converted into 2,823,077 additional shares of Common Stock. See "Certain Relationships and Related Transactions."

         In connection with the placement of the 10% Debentures, the Company issued warrants, exercisable for $0.25 per share, for the purchase of 500,000 shares to each of Peter Benz and George Furla in consideration of their providing financial consulting services to the Company. On April 9, 1997, warrants to purchase 46,000 shares of Common Stock were exercised by Peter Benz in consideration of the payment of $11,500.

         Effective May 14, 1997 the Company consummated the merger between a subsidiary of the Company and Beyond Design Corporation (which has since changed its name and is referred to herein as "JPI"), pursuant to which the Company acquired all of the outstanding shares of JPI in exchange for the issuance of 2,427,273 shares of Common Stock and the assumption of certain obligations of JPI; JPI then became a wholly-owned subsidiary of the Company.

         On August 25, 1997, as compensation pursuant to four consulting agreements, the Company issued 250,000 shares of Common Stock, and warrants to purchase an aggregate of 2,050,000 shares of Common Stock, exercisable at $0.10 per share. The warrants expire on August 24, 1999. Murray T.

Scott, a director of the Company, received the 250,000 shares of Common Stock and 250,000 of such warrants. In July 1998 two individuals who received warrants under the consulting agreements each exercised warrants to purchase 100,000 shares of Common Stock. All of the issued shares and all of the shares underlying the warrants were subsequently registered pursuant to the Company's Registration Statement on Form S-8 filed in September 1997.

         The Company executed nine employment agreements effective September 1, 1997, pursuant to which an aggregate of 550,000 shares of Common Stock were issued, with a deemed value of $11,000, as payment for services. Such shares were subsequently registered pursuant to the Company's Registration Statement on Form S-8 filed in September 1997.

         On September 1, 1997 each of Messrs. Lu and Schillen were issued shares of Common Stock and granted warrants as consideration for agreeing to defer payment of their salaries. Mr. Lu was issued 3,000,000 shares of Common Stock and granted warrants to purchase an additional 3,000,000 shares of Common Stock at $0.10 per share through September 1, 2002. Mr. Schillen was issued 750,000 shares of Common Stock and granted warrants to purchase an additional 750,000 shares of Common Stock at $0.10 per share through September 1, 2002. All of such shares and such warrants were subsequently registered pursuant to the Company's Registration Statement on Form S-8 filed in September 1997.

         On September 24, 1997 the Company renegotiated and extended the 10% Debentures. As an inducement to have the holders of the 10% Debentures agree to extend the maturity dates of the 10% Debentures, the principal amount of the outstanding 10% Debentures ($967,988) on such date was increased by 15%, and the conversion terms of the 10% Debentures were revised. See "Certain Relationships and Related Transactions."

         On March 11, 1998, the Company issued 347,368 shares of Common Stock to a salesman in lieu of commissions owed of $66,000.

         On July 9, 1998, options to be issued to each of Messrs. Lu and Peter Benz were approved by the Board of Directors for the purchase of shares of Common Stock for $0.10 per share, as follows: 4,000,000 options to be issued to Mr. Lu contingent on certain events; 2,000,000 options to be issued to Mr. Benz contingent on certain other events; and 2,000,000 options to be issued to each of Messrs. Lu and Benz upon the first closing of a joint private offering of securities of the Company and another issuer, which offering was subsequently terminated without closing. To date, none of the other contingent events have occurred. Such options, if issued, will expire July 9, 2003.

         On July 9, 1998 Mr. Lu was granted additional options (which were issued in August 1998) to purchase 2,000,000 shares of Common Stock for $0.10 per share in consideration of his (i) personal guaranty of the Company's bank line of credit and (ii) loans made to the Company. Such options expire July 9, 2003.

         On July 9, 1998, the Company granted options to purchase 1,000,000 shares of Common Stock to the chief executive officer of a potential customer and in consideration of certain fulfillment orders submitted to the Company. These options may be exercised for $0.10 per share.

         On October 24, 1998, the Company issued 1,499,523 shares of Common Stock to Mr. Lu pursuant to a settlement agreement between the Company, Mr. Lu and four consultants. See "Certain Relationships and Related Transactions."

         The Company believes that the transactions set forth above were exempt from registration with the Commission pursuant to either Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering,
Section 3(a)(9) of the Securities Act as a transaction involving an exchange by an issuer with existing security holders, or Regulation S under the Securities Act as a transaction that occurred outside the United States. No broker-dealer or underwriter was involved in the foregoing transactions. All certificates representing such securities have been or will be appropriately legended.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Year Ended March 31, 1998 Compared with the Year Ended March 31, 1997

Results of Operations

         The Company's net loss for the year ended March 31, 1998 was approximately $1,500,000, and arose primarily as a result of a valuation adjustment of $1,100,000 for ATRE. The Company's net loss for the year ended March 31, 1997 was approximately $1,300,000, primarily from a loss from operations of approximately $1,200,000.

         The Company's operating loss for the year ended March 31, 1998 was $192,940 as compared to an operating loss of $1,186,472 for the same period last year. This decrease in operating loss of approximately $993,000 was primarily attributable to an increase in gross profit from the prior year of approximately $344,000 and a reduction in operating expenses of approximately $650,000.

         The Company's sales for the years ended March 31, 1998 and 1997 were $8,724,149 and $6,444,586 respectively. The Company's sales increased as a result of its acquisition of Beyond Design Corporation which accounted for $2,477,792 in sales. On September 11, 1998, Beyond Design Corporation changed its corporate name to Jewel Products International, Inc.

         Cost of sales for the years ended March 31, 1998 and 1997 were $5,696,810 and $3,761,175 or 65% and 58% of sales, respectively.

         Gross profit for the years ended March 31, 1998 and 1997 were $3,027,339 and $2,683,411, or 35% and 42% of sales, respectively. The decrease in gross profit as a percentage of sales from the same period a year ago, was primarily the result of an increase in product mix in total sales which produced a lower gross profit percentage. Depreciation and amortization, included in the cost of sales, for the years ended March 31, 1998 and 1997 were $322,440 and $334,292, respectively.

         Operating expenses for the years ended March 31, 1998 and 1997 were $3,220,279 and $3,869,883, respectively. The decrease in operating expenses of approximately $650,000 from the period a year earlier was due to the reduction of selling expenses, G&A expenses and factoring fees of $149,000, $395,000 and $139,000, respectively, and offset by an increase in bad debt expense of approximately $33,000. Selling expenses in the fourth quarter of fiscal 1998 increased over $300,000 as compared to the previous nine months due to an increase in royalty expenses, sales commissions, and related travel costs.

         Interest expense for the years ended March 31, 1998 and 1997 were $420,583 and $267,798, respectively. As of March 31, 1998, the outstanding debt of the Company was approximately $2,500,000, primarily all of which is classified as current.

         The Company's auditors issued a going concern report. There can be no assurance that management's plans to reduce working capital deficiency or obtain additional financing will be successful.

Liquidity and Capital Resources

         The Company's working capital (deficit) at March 31, 1998 was $(2,537,031) as compared with a working capital (deficit) of $(2,722,958) at March 31, 1997. This decrease in the working capital (deficit) of approximately $186,000 is primarily the result of increased inventory levels partially offset by higher accounts payable and lower accounts receivable.

Operations

         For the year ended March 31, 1998, cash generated from operations was $641,937 as compared to $1,074,027 of cash utilized for operations for the year ended March 31, 1997. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

         The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are (i) to collect the sales proceeds from parcels of property owned by ATRE (50% owned by the Company) located in Vancouver, Washington, (ii) to continue to acquire new licensed titles to improve sales and profit margin,
(iii) to create new products with better gross profits, (iv) to continue to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes, (v) to convert debt to equity and
(vi) to continue to negotiate with major vendors for discounts.

         In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum. As of March 31, 1998, the officers had not purchased these shares.

         On May 8, 1995, the Company closed a sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The general manager of Central Video is the former President of the Company. The Company received $750,000 of duplication services and surrendered equipment having a book value of approximately $630,000. The Company guaranteed Central Video's general manager a minimum of $2,500,000 a year of production orders for three years and agreed to pay Central Video's general manager a 3% commission on orders the Company places with Central Video. The Company satisfied this obligation in fiscal 1996, however, in 1997, the Company did not fulfill this obligation and was delinquent in payments to Central Video. The Company settled this contract with Central Video in September of 1997. The Company agreed to pay Central Video $12,500 a week until the total obligation of $740,000 is paid. This settlement dissolved the production contract and all outstanding payable obligation. As of March

31, 1998, the balance owed to Central Video was $288,701 and on September 9, 1998, the Company satisfied this obligation in full.

         In June of 1996, the Company engaged three consultants for a period of two years. The Company will reimburse the consultants' business expenses not to exceed $750 per month. The financial consultants received a total of 1,000,000 warrants with an exercise price of $0.25 per share in exchange for services to be rendered. The Company recorded deferred consulting costs of $50,000 for the fair value of the warrants to purchase the 1,000,000 shares of common stock and expensed $14,858 and $35,142 for the years ended March 31, 1998 and 1997, respectively. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant.

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

         In August of 1997, the Company engaged four consultants for a period of two years to provide assistance in restructuring and designing the Company's operations and long-term strategic plan. The consultants received warrants to purchase an aggregate 2,050,000 shares of the Company's common stock at an exercise price of $.10 per share. In addition, the Company issued 250,000 shares of stock to one of the consultants in consideration of entering into a two year consulting agreement and recorded $5,000 as a signing bonus. The warrants expire at the end of the two year consulting period. The Company recorded deferred consulting costs of $100,000 for the fair value of the warrants and expensed approximately $31,000 for the year ended March 31, 1998.

         In May of 1997, the Company entered into an agreement and plan of merger between BDC Acquisition, Inc., a newly formed wholly-owned subsidiary of the Company, and Beyond Design Corporation ("BDC"). The Company's subsidiary has acquired all of the issued and outstanding stock of BDC for the issuance of an aggregate of 2,427,273 shares of the Company's common stock and the assumption of certain outstanding obligations of BDC. The book value of the net assets acquired approximates the fair value of the shares issued in connection with the acquisition. This acquisition was deemed immaterial for accounting purposes. On September 11, 1998, BDC changed its corporate name to Jewel Products International, Inc., as it was not primarily engaged in the design business.

         In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The Common Stock granted vested during fiscal 1997 and the warrants are exercisable over a two year period beginning March 31, 1997. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $50,000 in the year ended March 31, 1998. No deferred costs were recorded for the warrants granted as the fair market value of the underlying Common Stock was approximately equal to the exercise price.

         In September 1997, the Company entered into employment agreements with nine employees holding key positions. The agreements provide for an aggregate of 550,000 shares of common stock with a fair value of $11,000 for past services and semi-monthly compensation of approximately $14,000. The agreements will continue for an indefinite period of time.

Investing

         Capital expenditures for the years ended March 31, 1998 and 1997 were $184,645 and $47,638, respectively. For the years ended March 31, 1998 and 1997, investments in masters and artwork were $137,059 and $531,277, respectively. Management continues to seek to acquire new titles to enhance its product lines.

         American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. The Company paid $50,000 for a 50% interest in ATRE. The Company's arrangement with its partners in ATRE requires that all parties contribute capital or loans pro rata according to their interests whenever required by ATRE for land acquisition, principal or interest payments, property taxes or other expenses.

         Upon sale or development of land, proceeds are used to repay all related loans and other obligations, with the remaining balance distributed among the shareholders of ATRE pro rata based on their interests. None of the other investors in ATRE are otherwise associated or affiliated with the Company, nor are any of ATRE's co-investors in its real estate holdings associated or affiliated with the Company. ATRE has interests in two real estate parcels.

         Parcel 1 consists of approximately 20 undeveloped acres purchased in two transactions, in 1989 and 1997. ATRE has a 70% interest in Parcel 1, located in Clark County, Washington. The total cost of Parcel 1, including financing expenses and taxes, was approximately $2,300,000 through 1997.

         Parcel 2 consists of 5.5 acres of undeveloped property, also in Clark County, Washington. ATRE's interest in Parcel 2 is 25%. Parcel 2 was purchased in 1989 for $717,000. Approximately 2.5 acres of Parcel 2 were sold in 1996. The Company received net proceeds of $121,600 from ATRE during fiscal 1997 relating to Parcel 2 sales. Approximately 3 acres remain unsold as of the date of this report.

         During the year ended March 31, 1998, ATRE sold approximately 11 acres. The Company advanced an additional $80,320 to ATRE and received $220,600 from the proceeds of the parcel of 10 acres as repayment of the advances to ATRE in fiscal 1998. The Company has subsequently received approximately $400,000 from ATRE during the period April 1, 1998 through August of 1998 and anticipates another $100,000 by March 31, 1999.

         At November 30, 1998, ATRE has no binding sales contracts for the remaining parcels of real estate owned by ATRE as these parcels of land continue to be developed for commercial use. Contracts that were pending have not closed due to possible changes in interest rates or possible overall market conditions. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to sell the remaining parcels. In December of 1998, the Company received from a real estate development specialist an aggregate approximate value of $5,200,000 for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of such sales contracts of commercial real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. The Company setup a valuation allowance in the quarter ended March 31, 1998, of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized by the Company with any certainty.

Financing

         On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 line of credit. This line of credit is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. Interest expense from December 1997 through March 31, 1998 was approximately $27,500.

         In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999. This note was paid in full on July 15, 1998 for approximately $60,000. As a result, the Company recorded forgiveness of debt of approximately $66,000 in July 1998. During the year ended March 31, 1998, interest expense of approximately $12,500 was recorded.

         On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000. The Company classifies the outstanding obligation of $288,701 at March 31, 1998 as notes payable. This note was repaid in weekly installments of $12,500 with the final payment made in September of 1998. Interest expense of approximately $40,000 was recorded for the year ended March 31, 1998.

         During the quarter ended June 30, 1996, the Company issued convertible debentures of $1,257,988 with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. The Company recorded a financing expense of $25,000 for the fair value of the warrants granted. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996.

         As of March 31, 1997, convertible debentures of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable were outstanding and in default by the Company. Interest expense of $97,000 and $24,702 was recorded for the years ended March 31, 1998 and 1997. Subsequent to September 30, 1997, the Company negotiated a one year extension agreement and agreed to add 15% to the note as a deferred financing cost of $110,724.

         During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock. This brought the total conversion of $519,848 of debentures into 7,487,668 shares as of March 31, 1998. For the five months ended March 31, 1998, the Company amortized $46,134 as a non-cash financing cost, which is classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property.

         In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock.

         In August 1997, the Company issued 2,050,000 common stock warrants at an exercise price of $.10 per share as part of a consulting agreement entered into, whose term ends August 1999. Deferred consulting costs of $100,000 resulting from this transaction were recorded at the fair market value of the services rendered and approximately $31,000 was expensed for the year ended March 31, 1998.

         In October 1997, the Company borrowed $360,000 from an unaffiliated entity with interest at 10% per year. At March 31, 1998, $185,208 is outstanding on this obligation. This note was repaid in September of 1998 by weekly payments of $7,500. Interest expense for the year ended March 31, 1998 was $12,708.

         The Company owed approximately $2,500,000 in short-tem debt financing at March 31, 1998.

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

Operations

         For the year ended March 31, 1997, cash used for operations was $1,074,027 as compared to $1,433,641 of cash generated from operations for the year ended March 31, 1996. The Company intends to use future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

New Authoritative Pronouncements

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

         In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated; for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

Year 2000 Issue

         The Company has attempted to evaluate the impact of the year 2000 issue on its business and does not expect the amounts to be expensed over the next 12 months to be material. No such costs have been expensed to date, since the Company utilizes an off the shelf software package.

         Currently, the Company anticipates commencing communication with its significant vendors and customers to determine the extent that year 2000 compliance issues of such parties may affect the Company. At this time, the Company believes that there will be no disruption in business due to its customers' or vendors' year 2000 readiness. The Company has not established a contingency plan. There can be no guarantee that the systems of such other companies will be timely converted without a material adverse effect on the Company's business, financial condition or results of operations.

Impact of Inflation

The Company does not believe that inflation had an impact on sales or income during the past several years. Increase in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Item 7.  Financial Statements.

         See Index to Consolidated Financial Statements on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Company's directors and officers are as follows:



Name                                              Age     Title
---------------------------------------------     ---     -------------------------------------------------
James K.T. Lu................................     51      Chairman of the Board, President, Chief Executive
                                                          Officer, Secretary and Director
Jeffrey I. Schillen..........................     52      Executive Vice President, Sales and Marketing and
                                                          Director
Murray T. Scott..............................     76      Director


Background of Executive Officers and Directors

         Set forth below is a description of the backgrounds of the executive officers and directors of the Company.

         James K.T. Lu (Class 2 Director). Mr. Lu has been a director of the Company since February 1989. Mr. Lu was elected as Chairman of the Board, Chief Executive Officer and Secretary of the Company as of March 1, 1990. In July 1991, Mr. Lu was appointed to the additional position of President. In order to involve other executives in the management of the Company, Mr. Lu resigned as President and Chief Executive Officer in September 1991. Mr. Lu was President and Chief Executive Officer of the California Subsidiary from 1985 to 1990. In May 1995, Mr. Lu was reappointed as President of the Company. Mr. Lu received his B.S.I.E. degree from Chung Yuen University Taiwan in 1969, his M.S.I.E. degree from the Illinois Institute of Technology in 1972 and a Master of Business Administration (MBA) from California State University in 1981.

         Jeffrey I. Schillen (Class 1 Director). Mr. Schillen was appointed Executive Vice President of Sales and Marketing of the Company in 1993 and has been a Director of the Company since its inception in April 1986. From April 1986 to July 1991 Mr. Schillen was the President and Treasurer of the Company. From May 1984 to April 1986, Mr. Schillen was President and Chief Operating Officer of Music Corner Inc., a retail record, tape and video chain he co-founded. From 1974 to April 1984, Mr. Schillen founded and served as Vice President in charge of purchasing, store openings and acquisitions of Platter Puss Records, Inc., a retail record, tape and video chain.

         Murray T. Scott (Class 2 Director). Mr. Scott became a director in November 1993. Mr. Scott was the President and Chief Executive Officer of Gregg's Furniture, a custom furniture building business in Victoria, Canada, from 1958 to 1995. Scott remains involved with Gregg's Furniture in a consulting and advisory capacity.

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

         Under the certificate of incorporation of the Company ("Certificate of Incorporation"), the Board of Directors of the Company is divided into three (3) classes, with each class to be elected by the shareholders every three years. The Company's Board presently consists of three (3) directors: one (1) Class 1 director whose term expires in 1998, two (2) Class 2 directors whose terms expire in 1998, which directors were elected for such terms at the Company's annual meeting of shareholders held August 23, 1996. No director of the Company has resigned or declined to stand for re-election due to a disagreement on any matter relating to the Company's operations, policies or practices.

Committees of the Board of Directors

         The Company has no standing audit, nominating or compensation committee, or any committee performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         Except as set forth below, based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the number of (i) late reports, (ii) transactions that were not reported on a timely basis during the fiscal year ended March 31, 1998, and
(iii) any known failure to file a required report by officers, directors and beneficial owners of more than 10% of the Company's common stock is as follows:
James K.T. Lu: one late report and two transactions not reported on a timely basis; Murray T. Scott: one late report and two transactions not reported on a timely basis; Jeffrey I. Schillen: one late report and two transactions not reported on a timely basis. Such late reports have subsequently been filed to report the transactions not timely reported.

Item 10.  Executive Compensation.

         The following table sets forth aggregate compensation paid for services rendered to the Company during the last three fiscal years by the Company to its Chief Executive Officer ("CEO") and its one most highly compensated executive officer other than the CEO who served as such at the end of the last fiscal year.

Summary Compensation Table

                                                     Annual Compensation               Long Term Compensation
                                             -------------------------- --------------------------------------------
                                                                           Awards                Payouts
                                                                        ------------ -------------------------------
                                                                        Securities   LTIP Payouts      All Other
                                                                        Underlying        ($)        Compensation
Name and Principal Position        Year       Salary ($)    Bonus ($)   Options (#)                       ($)
------------------------------- ------------ ----------- -------------- ------------ -------------- ----------------
James K.T. Lu (1)                  1998        78,350          0             0             0            31,572
  President, Chief Executive       1997       130,500          0             0             0            33,742
  Officer and Secretary            1996       167,885          0             0             0            37,920
------------------------------- ------------ ----------- -------------- ------------ -------------- ----------------
Jeffrey I. Schillen (2)            1998        51,500          0             0             0            20,792
  Executive Vice President of      1997        93,000          0             0             0            12,547
  Sales and Marketing              1996       122,308          0             0             0            19,631
------------------------------- ------------ ----------- -------------- ------------ -------------- ----------------

(1) Mr. Lu's annual salary is $150,000; during the fiscal year ended March 31, 1998 Mr. Lu elected to defer $71,650 in salary payments. Through March 31, 1998 the total of accrued payments Mr. Lu has deferred, and which are owed to him, equal $106,250. As of the date of this report, Mr. Lu continues to defer a portion of his salary.
(2) Mr. Schillen's annual salary is $120,000; during the fiscal year ended March 31, 1998 Mr. Schillen elected to defer $68,500 in salary payments. Through March 31, 1998 the total of accrued payments Mr. Schillen has deferred, and which are owed to him, equal $95,500. As of the date of this report, Mr. Schillen continues to defer a substantial portion of his salary.

Option/SAR Grants in Last Fiscal Year

         The following table sets forth certain information with respect to the options granted during the year ended March 31, 1998, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):


                                Number of Securities  Percent of Total
                                     Underlying         Options/SARs
                                    Options/SARs      Granted to Employees Exercise or Base Price Expiration Date
       Name                          Granted (#)         in Fiscal Year        ($/Sh)
------------------------------- --------------------- -------------------- ---------------------- ---------------------
James K.T. Lu                        3,000,000                80%                 0.10                3/31/99
------------------------------- --------------------- -------------------- ---------------------- ---------------------
Jeffrey I. Schillen                   750,000                 20%                 0/10                3/31/99
------------------------------- --------------------- -------------------- ---------------------- ---------------------

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table sets forth certain information with respect to options exercised during 1998 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 1998.

                                                    Number of Securities Underlying Value of Unexercised In-the-
                                                        Unexercised Options/SARs       Money Options/SARs
                         Shares                             at FY-End ($)                  At FY-End (#)
                       Acquired On       Value     -------------------------------- -----------------------------
            Name       Exercise (#)    Realized ($)  Exercisable    Unexercisable   Exercisable   Unexercisable
--------------------- -------------- ------------- -------------- ----------------- ------------- ---------------
James K.T. Lu               0             0          5,600,000      4,000,000          0              0
--------------------- -------------- ------------- -------------- ----------------- ------------- ---------------
Jeffrey I. Schillen         0             0          1,150,000          0              0              0
--------------------- -------------- ------------- -------------- ----------------- ------------- ---------------

Employment Agreements

         In 1991 the Company entered into employment agreement with each of Messrs. Lu and Schillen for annual compensation of $150,000 and $90,000, respectively; both provide for annual adjustments in accordance with the consumer price index, however, no price index adjustments have ever been made. Consequently, contracted salary levels remain at $150,000 for Mr. Lu and $90,000 for Mr. Schillen. Both employment agreements terminate December 31, 2001. See "Summary Compensation Table" above, and the notes thereto.

         On April 23, 1996 the Board of Directors agreed to reserve 1,000,000 shares of common stock for distribution to Messrs. Lu and Schillen. Such shares can be purchased for $.25 per share, in installment payments with a five year promissory note with interest at 6% per annum. As of March 31, 1998 such officers had not purchased any of such shares.

         In September 1997 as consideration for each of Messrs. Lu and Schillen agreeing to defer up to 90% of their salaries through March 31, 1998, the Company issued 3,000,000 shares of Common Stock and warrants to purchase 3,000,000 shares of Common Stock to Mr. Lu, and issued 750,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock to Mr. Schillen. All of such warrants have an exercise price of $.10 per share. The warrants are fully vested and are exercisable until March 31, 1999.

         The Company maintains two life insurance policies on Mr. Lu, one for the benefit of the Company in the amount of $1,000,000 and one for the benefit of Mr. Lu's designated beneficiary in the amount of $500,000. The Company maintains a life insurance policy on Mr. Schillen, for the benefit of Mr. Schillen's designated beneficiary, in the amount of $500,000.

         On September 1, 1997 the Company entered into employment agreements with nine other employees holding key positions. The agreements provided for the issuance of an aggregate of 550,000 shares of Common Stock with a fair value of $11,000, as payment for services. The semi-monthly compensation under the eight agreements still in effect is approximately $12,700 in the aggregate. The agreements continue for an indefinite period of time.

         None of the employment agreements which the Company has with any of the executives, indicated above provides for any specific compensation to such individuals should their respective employment agreements be terminated prior to expiration of their respective terms.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of December 7, 1998, with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock or Preferred Stock,
(ii) each director of the Company, (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group. Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.

                                                                                              Percentage of Common
                                                                                                 Stock Assuming
                                        Common Stock       Percentage of       Preferred          Conversion of
  Name                                      Owned          Common Stock     Stock Owned (1)    Preferred Stock (2)
  ----------------------------------- ------------------ ------------------ ----------------- ----------------------
  James K.T. Lu (3)                          13,012,785              33.4%           209,287          34.1%
  Diamond Entertainment Corporation
  16200 Carmenita Road
  Cerritos CA 90703

  Jeffrey I. Schillen (4)                     4,920,750              14.3%            36,282          14.5%
  Diamond Entertainment Corporation
  4400 Route 9 South
  Freehold, NJ 07728

  Murray T. Scott (5)                         1,300,000               3.9%            75,796          4.3%
  Diamond Entertainment Corporation
  16200 Carmenita Road
  Cerritos, CA 90703

  Pacesetter International                    2,538,446               7.6%                 0          7.6%
  Corporation
  301 E. Colorado Blvd., Suite 514
  Pasadena, CA  91101

  UC Financial, Ltd.                          3,933,440              11.8%                 0          11.8%
  c/o Universal Finanz Holding A.G.
  Drescheweg 2, Postfach 828
  FL-9490 Vaduz, Liechtenstein

  All directors and officers as a            19,233,535              47.7%           321,365          48.5%
  group (3 persons) (6)

(1) The Preferred Stock entitles the holder to 1.95 votes for each share owned and each share may be converted into 1.95 shares of Common Stock.

(2)  Assumes conversion of shares of Preferred Stock beneficially owned.

(3) Mr. Lu is President, Chief Executive Officer, Secretary and a director of the Company. Includes 5,600,000 shares of Common Stock issuable upon exercise of warrants or options. Does not include 3,800,000 shares of Common Stock owned of record by Mr. Lu for the benefit of other directors of the Company; Mr. Lu disclaims any ownership of such shares. See footnotes below and "Certain Relationships and Related Transactions."

(4) Mr. Schillen is the Executive Vice President and a director of the Company. Mr. Schillen may be deemed a "parent" or "promoter" of the Company as such terms are defined in the Exchange Act.

     Includes 3,000,000 shares owned of record by Mr. Lu and 1,150,000 shares of Common Stock issuable upon exercise of warrants or options. See "Certain Relationships and Related Transactions."

(5) Mr. Scott is a director of the Company. Includes 800,000 shares owned of record by Mr. Lu and 250,000 shares issuable upon exercise of warrants or options. See "Certain Relationships and Related Transactions."

(6) Represents 12,233,535 shares of Common Stock outstanding and 7,000,000 shares of Common Stock issuable upon exercise of warrants or options.

Item 12.  Certain Relationships and Related Transactions

         At March 31, 1998, the Company was owed approximately $69,200 from the President of the Company for advances and loans. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. For the years ended March 31, 1998 and 1997, the Company recorded interest income of $6,607 and $3,403, respectively. This loan amount is due in December 2001. For the year ended March 31, 1998, the Company borrowed $607,687 and repaid $545,100 to the President of the Company.

         In May 1995, James Lu, the Company's Chairman, Chief Executive Officer and President, personally assumed obligations of the Company to three services providers in the aggregate amount of approximately $1,131,000. The obligations are secured by all shares of the Company's Common Stock owned or to be owned by Mr. Lu. In June 1995, Mr. Lu converted such obligations into 8,212,785 shares of Common Stock. In September 1995 Jeffrey I. Schillen and Murray T. Scott, each a director of the Company, agreed to assume $413,400 and $110,240, respectively, of the obligations assumed by Mr. Lu. In consideration for the reassignment of such obligations, Mr. Lu agreed to assign 3,000,000 and 800,000 of shares of Common Stock, respectively, to Messrs. Schillen and Scott. To date, all of such shares of Common Stock remain beneficially owned by the respective directors.

         During the quarter ended June 30, 1996 the Company issued 10% convertible debentures ("10% Debentures") in the original principal amount of $1,257,988. The principal was convertible into shares of the Company's Common Stock at a conversion price equal to 65% of the average closing bid price for the Common Stock for five trading days immediately prior to the conversion. Through March 31, 1998, 10% Debentures in the aggregate amount of $519,848 (including $39,848 in accrued interest and $37,650 in extension bonuses) had been converted into 7,487,668 shares of the Company's Common Stock at conversion prices ranging from $0.026 to $0.20 per share. One of the purchasers of 10% Debentures was UC Financial, Ltd., which, upon purchasing 10% Debentures, became the beneficial holder of more than 5% of the Company's Common Stock. Subsequent to March 31, 1998, an additional $91,750 in 10% Debentures had been converted into 2,823,077 additional shares of Common Stock.

         On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. In December 1997, the Company repaid its borrowings under this line of credit and terminated it.

         On August 25, 1997 the Company executed a consulting agreement with Murray T. Scott, a director of the Company, for long term strategic planning including development of marketing strategies and development and acquisition of new products. Mr. Scott's consulting agreement has a term of two years. As compensation under the agreement, Mr. Scott was issued 250,000 shares of

Common Stock, and warrants to purchase an additional 250,000 shares of Common Stock at an exercise price of $0.10 per share. Such warrants expire on August 25, 1999.

         On September 1, 1997 each of Messrs. Lu and Schillen were issued shares and granted warrants as consideration for agreeing to defer payment of their salaries. Mr. Lu was issued 3,000,000 shares of Common Stock and granted warrants to purchase an additional 3,000,000 shares of Common Stock at $0.10 per share through September 1, 2002, Mr. Schillen was issued 750,000 shares of Common Stock and granted warrants to purchase an additional 750,000 shares of Common Stock at $0.10 per share through September 1, 2002.

         On September 24, 1997 the Company renegotiated and extended the outstanding 10% Debentures. UC Financial, Ltd., one of the 10% Note holders, is deemed to be a greater-than-five-percent shareholder of the Company. As an inducement to agreeing to the amended terms of the 10% Debentures, the principal amount of UC Financial, Ltd.'s 10% Note was increased by 15% from $245,000 to $281,750, and the conversion terms of the 10% Note were revised. All other holders of 10% Debentures agreed to similar amendments made to their respective debentures.

         In November and December 1997 Messrs. Lu and Schillen each guaranteed the obligations of the Company under a new line of credit established with a financial institution.

         On July 9, 1998, options to be issued to each of Messrs. Lu and Benz were approved by the Board of Directors for the purchase of shares of Common Stock for $0.10 per share, as follows: (i) 4,000,000 options to be issued to Mr. Lu contingent on certain events; (ii) 2,000,000 options to be issued to Mr. Schillen contingent on certain other events; and (iii) 2,000,000 options to be issued to each of Messrs. Lu and Schillen upon the first closing of a joint private offering of securities of the Company and another issuer, which offering was subsequently terminated without closing. To date, none of the contingent events have occurred. Such options, if issued, will expire July 9, 2003.

         On July 9, 1998 Mr. Lu was granted additional options to purchase 2,000,000 shares of Common Stock for $0.10 per share in consideration of (i) his personal guaranty of the Company's bank line of credit and (ii) his loan to the Company of $607,687. Such options expire July 9, 2003.

         On July 30, 1998, the Company and Mr. Lu, President of the Company, on the one hand, and The EMCO/Hanover Group, Inc. and three individuals (collectively, the "Consultants") on the other hand, entered into a settlement agreement ("Settlement Agreement"). The parties were in dispute arising out of the Company's August 1997 engagement letter ("Engagement Letter") with Consultants and the agreed-upon payments to Consultants thereunder of cash fees and a right ("Right") to receive a five percent non-dilutive equity interest in the Company. In September 1997 an accounting firm issued a valuation letter stating that the Right entitled the Consultants to purchase 1,499,523 shares of Common Stock for $0.01 per share. On October 6, 1997 pursuant to an assignment agreement, 1,499,523 shares of Common Stock owned of record by Mr. Lu (the "Assigned Shares") were assigned and transferred to the Consultants and the Consultants agreed to remit all of the Assigned Shares to Mr. Lu and to exercise the Right no later than October 15, 1997, whereupon Mr. Lu would tender the Assigned Shares back to the Consultants. Consultants never remitted the Assigned Shares to Mr. Lu nor did they exercise their Right. Pursuant to the Settlement Agreement the parties terminated the Engagement Letter and the Right, and Consultants agreed they would have no further right or claim to receive any shares of Common Stock pursuant either to the Right or the Engagement Letter, or to receive any further fee or compensation under the Engagement Letter. Further, the Company agreed to issue to Mr. Lu 1,499,523 shares of Common Stock, for no consideration, in order to reimburse him for his assignment and transfer of the Assigned Shares to Consultants. The Settlement Agreement contained releases of the Consultants and Mr. Lu.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following is a list of exhibits filed as part of this filing. Where so indicated by footnote, the exhibits have been previously filed and are hereby incorporated by reference.

Exhibit No.

3.1 (3)        Certificate of Incorporation, as amended.
3.2 (3)        By-laws, as amended.
4.1 (3)        Certificate for shares of Common Stock.
10.1 (1)(2)    Employment  Agreement  effective  as of January 1, 1991  between the Company and James K.T.  Lu, and Amendment No. 1 to Employment
               Agreement, dated September 1, 1997.
10.2 (1)(2)    Employment  Agreement  effective as of August 16, 1991 between the Company and Jeffrey I.  Schillen, and Amendment No. 1 to
               Employment Agreement, dated September 1, 1997.
10.3 (4)       Agreement  of  Merger  dated  May  13,  1997,  between  BDC
               Acquisition  Corp.  and  Beyond  Design Corporation.
10.4 (5)       Consulting Agreement dated August 25, 1997 between the Company and Peter Benz.
10.5 (5)       Consulting Agreement dated August 25, 1997 between the Company and George Furla.
10.6 (5)       Consulting Agreement dated August 25, 1997 between the Company and Al Davis.
10.7 (2)(5)    Consulting Agreement dated August 25, 1997 between the Company and Murray T. Scott.
10.8 (5)       Consulting  Agreement  dated  August  25,  1997  among  the
               Company  and  Bruce W.  Barren  and the EMCO/Hanover Group.
10.9 (5)       Employment Agreements dated as of September 1, 1997, between the
               Company and various employees.
10.10 (1)      Standard Sublease  Agreement,  dated as of July 30, 1998, between the Company and Shinho Electronics & Communication, Inc., for
               executive offices on Carmenita Road, Cerritos, California.
10.11 (1)      Standard  Industrial/Commercial  Multi-Tenant Lease Agreement,
               dated as of November 1, 1995, between the Company and Marquardt
               Associates, for offices on Marquardt Avenue, Cerritos,
               California.
10.12 (1)      Office  Lease  Agreement  dated  October 31,  1997,  between the
               Company  and  Freehold-Craig  Road Partnership, for offices in
               Freehold, New Jersey.
10.13 (1)      Form of Sublease  Agreement  between the Company as sublessor and
               Vigor Sports,  Inc. as subtenant, for offices on Marquardt
               Avenue, Cerritos, California.
21 (1)         Subsidiaries of the registrant.
27 (1)         Financial data schedule.
--------------
(1)  Filed herewith.
(2) Indicates a management contract or compensatory plan or arrangement required to be filed.
(3) Incorporated by reference to Registrant's Registration Statement on Form S-18, File No. 33-33997.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed May 16, 1997, File No. 0-17953.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed September 15, 1997, File No. 333-35623.

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K in the last quarter of the fiscal year ended March 31, 1998. Subsequent to year end, the Company filed a report on Form 8-K on July 15, 1998. Such report covered the Company's incorporation of GalaxyNet International, Inc., a Delaware corporation to engage in the business of Internet gaming in certain Asian countries. Also, on July 23, 1998, the Company filed a report on Form 8-K reporting the commencement of a joint private placement of securities of the Company and GalaxyNet International, Inc.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financials Statements

The following consolidated financial statements are included in Item 7:

   Independent Auditor's Report..............................................................................F-2

   Consolidated Balance Sheet as of March 31, 1998 .................................................F-3......F-4

   Consolidated Statements of Operations for the years ended
   March 31, 1998 and 1997...................................................................................F-5

   Consolidated Statements of Stockholders' Equity [Deficit] for the
   years ended March 31, 1998 and 1997.......................................................................F-6

   Consolidated Statements of Cash Flows for years ended
   March 31, 1998 and 1997..........................................................................F-7......F-9

   Notes to Consolidated Financial Statements...................................................... F-10.....F-24

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Diamond Entertainment Corporation and Subsidiaries



                  We have audited the accompanying consolidated balance sheet of Diamond Entertainment Corporation and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity [deficit], and cash flows for each of the two fiscal years in the period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for each of the two fiscal years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a significant working capital deficiency and has encountered difficulties in paying its creditors on a timely basis. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





                                                   MOORE STEPHENS, P.C.
                                                   Certified Public Accountants.

Cranford, New Jersey
August 7, 1998

Item 7:   Financials

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998


Assets:
Current Assets:
   Cash                                                  $       5,530
   Accounts Receivable - Net                                 1,181,508
   Inventory                                                 3,783,672
   Prepaid Expenses                                             37,491
   Other Receivable                                            105,774
                                                         -------------

   Total Current Assets                                      5,113,975
                                                         -------------
Property and Equipment:
   Leasehold Improvements                                       28,258
   Furniture, Fixtures and Equipment                           945,925
                                                         -------------

   Total - At Cost                                             974,183
   Less:  Accumulated Depreciation                             672,677
                                                         -------------

   Property and Equipment - Net                                301,506
                                                         -------------

Film Masters and Artwork                                     3,790,308

Less:  Accumulated Amortization                              3,428,958
                                                         -------------

   Total Film Masters and Artwork - Net                        361,350
                                                         -------------

Other Assets:
   Due from ATRE - Net                                         500,000
   Related Party Receivable                                     69,194
   Other Assets                                                 90,420
   Note Receivable - Other                                      30,701
                                                         -------------

   Total Other Assets                                          690,315
                                                         -------------

   Total Assets                                          $   6,467,146
                                                         -------------
                                                         -------------


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                                 $     4,589,752
   Notes Payable                                                                          1,684,090
   Convertible Debentures - Net                                                             848,861
   Lease Obligations Payable                                                                  4,398
   Accrued Expenses                                                                         523,905
                                                                                    ---------------

   Total Current Liabilities                                                              7,651,006

Long-Term Liabilities:
   Lease Obligations Payable                                                                  9,957
                                                                                    ---------------
   Total Liabilities                                                                      7,660,963
                                                                                    ---------------
Commitments and Contingencies [5] [6]                                                            --
                                                                                    ---------------
Stockholders' Equity [Deficit]:
   Convertible Preferred Stock - No Par Value, 5,000,000 Shares Authorized,
     483,251 Issued [of which 172,923 are held in Treasury]                                 376,593

   Common Stock - No Par Value, 100,000,000 Shares
     Authorized; 28,753,250 Shares Issued and Outstanding                                10,417,647

   Additional Paid-in Capital                                                            (1,210,231)

   Retained Deficit                                                                     (10,634,843)
                                                                                    ---------------
   Sub-Total                                                                             (1,050,834)
   Less:   Treasury Stock [Preferred] - At Cost                                             (48,803)
           Deferred Costs [5D] [5G]                                                         (94,180)
                                                                                    ---------------
   Total Stockholders' Equity [Deficit]                                                  (1,193,817)
                                                                                    ---------------
   Total Liabilities and Stockholders' Equity [Deficit]                             $     6,467,146
                                                                                    ---------------
                                                                                    ---------------


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Years ended
                                                                          March 31,
                                                           -----------------------------------
                                                                 1998                1997
                                                           ---------------     ---------------

Sales - Net                                                $     8,724,149     $     6,444,586
Cost of Sales                                                    5,696,810           3,761,175
                                                           ---------------     ---------------

   Gross Profit                                                  3,027,339           2,683,411
                                                           ---------------     ---------------

Operating Expenses:
   Selling Expenses                                              1,527,856           1,676,506
   General and Administrative Expenses                           1,443,033           1,837,450
   Factoring Fees                                                   96,950             236,119
   Bad Debt Expense                                                152,440             119,808
                                                           ---------------     ---------------

   Total Operating Expenses                                      3,220,279           3,869,883
                                                           ---------------     ---------------

   Operating Loss                                                 (192,940)         (1,186,472)
                                                           ---------------     ---------------

Other Expenses [Income]:
   Interest Expense                                                420,583             267,798
   Interest Income - Related Party                                (129,047)           (106,391)
   Other Income                                                    (96,822)            (44,333)
   Valuation Adjustment for ATRE [4B]                            1,117,788                  --
                                                           ---------------     ---------------

   Other Expenses - Net                                          1,312,502             117,074
                                                           ---------------     ---------------

   Net Loss                                                $    (1,505,442)    $    (1,303,546)
                                                           ---------------     ---------------
                                                           ---------------     ---------------

   Net Loss Per Share                                      $          (.08)    $          (.08)
                                                           ---------------     ---------------
                                                           ---------------     ---------------

   Weighted Average Number of Shares Outstanding                20,028,914          16,287,280
                                                           ---------------     ---------------
                                                           ---------------     ---------------


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]

                                                  Convertible
                                                 Preferred Stock              Common Stock
                                             -----------------------     ------------------------   Additional    Retained
                                              Number of                   Number of                  Paid-in      Earnings
                                                Shares      Amount          Shares       Amount      Capital      [Deficit]
                                             -----------  ----------     -----------   ----------  ------------  -----------
   Balance - April 1, 1996                      483,251   $   376,593    12,894,941   $ 9,611,834   $(1,410,231)   $ (7,825,855)

Stock Options Issued [5G][7D][13B][13C]              --            --            --            --       100,000              --

Stock Options Exercised [13D]                        --            --     1,000,000       100,000            --              --

Financing Expense [7D][13C]                          --            --            --            --            --              --

Consulting Expense [5G]                              --            --            --            --            --              --

Stock Subscription Canceled                          --            --            --            --            --              --

Exercise of Options [7D][13C]                        --            --        46,000        11,500            --              --

Debt Converted to Shares of
   Common Stock [7D]                                 --            --     1,450,000       290,000            --              --

Net [Loss] for the year ended
   March 31, 1997                                    --            --            --            --            --       (1,303,546)
                                            -----------   -----------   -----------   -----------    -----------  ---------------

   Balance - April 1, 1997 -                    483,251       376,593    15,390,941    10,013,334    (1,310,231)     (9,129,401)

Stock Issued for Acquisition of BDC                  --            --     2,427,273        17,465          --               --


Stock Warrants Issued [5G][13F]                      --            --            --            --         100,000           --

Shares Issued to Two Officers for
   Deferral of Salary [5D]                           --            --     3,750,000        75,000          --               --

Shares Issued to Employees for Past
   Services [5D]                                     --            --       550,000        11,000          --               --

Shares Issued to Consultant - Signing
   Bonus [5G]                                        --            --       250,000         5,000          --               --

Shares Issued in Lieu of Commission [10I]            --            --       347,368        66,000          --               --

Consulting Expense [5G][13F]                         --            --            --            --            --             --

Compensation Expense [5D]                            --            --            --            --            --             --

Debt Converted [7D]                                  --            --     6,037,668       229,848          --               --

Net [Loss] for the year ended
   March 31, 1998                                    --            --            --            --            --       (1,505,442)
                                            -----------   -----------   -----------   -----------    -----------    -------------

   Balance - March 31, 1998                     483,251   $   376,593    28,753,250   $10,417,647   $(1,210,231)    $(10,634,843)
                                            -----------   -----------   -----------   -----------    -----------    -------------
                                            -----------   -----------   -----------   -----------    -----------    -------------

                                                          Treasury                          Total
                                               Stock        Stock                       Stockholders'
                                           Subscription  [Preferred]    Deferred           Equity
                                           Receivable     At Cost        Costs            [Deficit]
                                           ------------  ------------   --------        -------------


   Balance - April 1, 1996                  $  (86,636)  $ (48,803)     $         --    $      616,902

Stock Options Issued [5G][7D][13B][13C]             --             --      (100,000)                --

Stock Options Exercised [13D]                       --             --             --           100,000

Financing Expense [7D][13C]                         --             --         50,000            50,000

Consulting Expense [5G]                             --             --         35,142            35,142

Stock Subscription Canceled                     86,636             --             --            86,636

Exercise of Options [7D][13C]                       --             --             --            11,500

Debt Converted to Shares of
   Common Stock [7D]                                --             --             --           290,000

Net [Loss] for the year ended
   March 31, 1997                                   --             --             --        (1,303,546)
                                            ----------    -----------    -----------    ---------------

   Balance - April 1, 1997 -                        --       (48,803)        (14,858)         (113,366)

Stock Issued for Acquisition of BDC                 --             --             --
                                                                                                17,465

Stock Warrants Issued [5G][13F]                     --             --       (100,000)               --

Shares Issued to Two Officers for
   Deferral of Salary [5D]                          --             --        (75,000)               --

Shares Issued to Employees for Past
   Services [5D]                                    --             --              --           11,000

Shares Issued to Consultant - Signing
   Bonus [5G]                                       --             --              --            5,000

Shares Issued in Lieu of Commission [10I]           --             --              --           66,000

Consulting Expense [5G][13F]                        --             --          45,678           45,678

Compensation Expense [5D]                           --             --          50,000           50,000

Debt Converted [7D]                                 --             --              --          229,848

Net [Loss] for the year ended
   March 31, 1998                                   --             --              --       (1,505,442)
                                           -----------    -----------     -----------    --------------

   Balance - March 31, 1998                   $     --    $  (48,803)     $  (94,180)     $ (1,193,817)
                                           -----------    -----------     -----------    --------------
                                           -----------    -----------     -----------    --------------


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years ended
                                                                                          March 31,
                                                                            -----------------------------------
                                                                                 1998                 1997
                                                                            ---------------     ---------------
Operating Activities:
   Net Loss                                                                 $    (1,505,442)    $    (1,303,546)
                                                                            ---------------     ---------------
   Net Cash Adjustments to Reconcile Net [Loss] to Net Cash
     [Used for] Provided by Operating Activities:
     Depreciation                                                                   105,029              64,872
     Amortization of Film Masters and Artwork                                       274,762             269,420
     Provision for Doubtful Accounts                                                 68,440             119,808
     Losses Resulting from Write-off of Fixed Assets,
       Film Masters and Artwork and Security Deposits                               328,416                  --
     Cancellation of Stock Subscription Receivable                                       --              86,636
     Increase in Inventory Valuation Allowance                                           --              90,931
     Amortization of Deferred Compensation                                           95,678              85,142
     Amortization of Extension Cost for Convertible Debentures                       46,134                  --
     Fair Value of Shares Issued for Acquisition of BDC                              17,465                  --
     Fair Value of Shares Issued to Employees                                        11,000                  --
     Fair Value of Shares Issued to Consultant                                        5,000                  --
     Fair Value of Shares Issued for Commissions                                     66,000                  --
     Interest Income Accrual - ATRE                                                (120,000)                 --
     Write-down of ATRE Investment                                                1,117,788

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable - Trade                                                  871,631            (661,654)
       Inventory                                                                 (1,925,252)           (505,807)
       Prepaid Expenses and Deposits                                                (28,935)              6,190
       Other Assets                                                                      --             (24,217)
       Accounts Receivable - Related Party                                               --             (18,801)
       Other Receivables                                                                                     --

     Increase [Decrease] in:
       Accounts Payable                                                           1,481,090             648,328
       Related Party Payable                                                        (20,688)             20,688
       Deposits                                                                    (322,450)            258,054
       Accrued Expenses                                                              76,271            (210,071)
                                                                            ---------------     ---------------

     Total Adjustments                                                            2,147,379             229,519
                                                                            ---------------     ---------------

   Net Cash - Operating Activities - Forward                                        641,937          (1,074,027)
                                                                            ---------------     ---------------

Investing Activities:
   Advances to ATRE                                                                 (80,320)           (189,830)
   Repayments by ATRE                                                               220,600             121,600
   Payment of Officers' Loans Receivable                                           (607,687)            (48,426)
   Repayments of Officers' Loan Receivable                                          538,493                  --
   Payment of Employee Loans Receivable                                             (11,137)                 --
   Payment of Entertainmax Receivable                                               (19,564)                 --
   Capital Expenditures                                                            (184,645)            (47,638)
   Masters and Artwork                                                             (137,059)           (531,277)
                                                                            ---------------     ---------------

   Net Cash - Investing Activities - Forward                                $      (281,319)    $      (695,571)


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years ended
                                                                         March 31,
                                                           -----------------------------------
                                                                1998                 1997
                                                           ---------------     ---------------
   Net Cash - Operating Activities - Forwarded             $       641,937     $    (1,074,027)
                                                           ---------------     ---------------

   Net Cash - Investing Activities - Forwarded                    (281,319)           (695,571)
                                                           ---------------     ---------------

Financing Activities:
   Proceeds from Notes Payable                                   7,590,459           6,204,232
   Payments of Notes Payable                                    (8,039,541)         (4,695,401)
   Payments of Lease Payable                                       (14,770)             (8,479)
   Cash Overdraft                                                  108,764             157,746
   Exercise of Options and Warrants                                     --             111,500
                                                           ---------------     ---------------

   Net Cash - Financing Activities                                (355,088)          1,769,598
                                                           ---------------     ---------------

   Net Increase in Cash                                              5,530                  --

Cash - Beginning of Years                                               --                  --
                                                           ---------------     ---------------

   Cash - End of Years                                     $         5,530     $            --
                                                           ---------------     ---------------
                                                           ---------------     ---------------

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the years for:
       Interest                                            $       477,105     $       259,247
       Income Taxes                                        $            --     $         1,900

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


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Schedule of Non-Cash Investing and Financing Activities
[Continued]:

   During fiscal 1997, $290,000 in convertible debentures were converted into 1,450,000 shares of common stock. During fiscal 1998, $229,848 of convertible debentures were converted into 6,037,668 shares of common stock.

   In August 1997, the Company granted warrants in connection with consulting agreements and recorded $100,000 in deferred consulting costs and expensed $30,820 for the year ended March 31, 1998.

   In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted will be fully vested on December 31, 1997 and the warrants are exercisable over a two year period beginning March 31, 1997. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $50,000 for the year ended March 31, 1998. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price.

   In September of 1997, the Company negotiated a one year extension agreement for the convertible debentures and agreed to add 15% to the debentures as a deferred financing cost of $110,721, which will be amortized over one year as interest expense [See Note 20D]

   During fiscal 1998, there were retirements of film masters and artwork for approximately $625,000.





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[1] Summary of Significant Accounting Policies

Nature of Business - On April 13, 1995, the Board of Directors approved the spin-off of its custom duplication business. The Company is engaged in the distribution of video tapes and CD-ROMS for the home market including children's cartoons, educational programs, motion picture, television programs, instructional computer videos, as well as computer software and principally markets its products to national and regional chain stores, department stores, drug stores, supermarkets and similar types of retail outlets. Its products are sold through national retail chains primarily in the northeast, the south and the east coast. The Company has licensing agreements with numerous entities and in addition maintains products without licensing agreements. The licensing agreements grant the Company the right to manufacture, duplicate, distribute and advertise the video or computer software. As a result of its merger with Beyond Design Corporation ["BDC"] in 1997, the Company is also engaged in the marketing and distribution of children's toys to mass merchandisers through sales representatives and distributors.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

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

Depreciation expense for the years ended March 31, 1998 and 1997 is $105,029 and $64,872, respectively.

On sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in income. Repairs and maintenance are charged to expense when incurred.

Film Masters and Artwork - The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three year period. The Company periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a writedown to net realizable value may occur. The net film masters and artwork are presented on the balance sheet at the net realizable value for each master. Film masters consist of original "masters" which are purchased for the purpose of reproduction and sale.

Amortization expense for the years ended March 31, 1998 and 1997 is $274,762 and $269,420, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2


[1] Summary of Significant Accounting Policies [Continued]

Advertising Costs - Adverting cost are expensed as incurred. Advertising costs of $108,904 and $65,000 were expensed for the years ended March 31, 1998 and 1997, respectively.

Bad Debts - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is $467,146 at March 31, 1998.

Net [Loss] Per Share -The FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has adopted SFAS No. 128, prior period EPS data have been restated. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. The Company has potentially dilutive securities that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Such securities may dilute EPS in future years.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no deposits as of March 31, 1998, with financial institutions subject to a credit risk beyond the insured amount.

[2] Accounts Receivable

Accounts receivable at March 31, 1998 net of allowance for doubtful accounts were $1,181,508. Substantially all of the accounts receivable at March 31, 1998, have been pledged as collateral for the line of credit [See Note 7A].

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3


[3] Inventory

Inventory as of March 31, 1998 consists of:

Raw Materials                                                 $      756,733
Finished Goods                                                     3,026,939
                                                              --------------

   Totals                                                     $    3,783,672
   ------                                                     --------------
                                                              --------------

An allowance has been established for idle inventory of approximately $280,577.

[4A] Related Parties Receivables

At March 31, 1998, the Company was owed $69,194 from the President of the Company for advances and loans. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. For the years ended March 31, 1998 and 1997, the Company recorded interest income of $6,607 and $3,430, respectively. This loan amount is due in December 2001. For the year ended March 31, 1998, the Company borrowed $607,687 and repaid $545,100 to the President of the Company.

[4B] American Top Real Estate ["ATRE"]

The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method.

In September 1996, a parcel of land was sold and proceeds were retained for future sewage construction needed for a 20 acre property. The Company received $121,600 from ATRE for this parcel of land in fiscal 1997.

During the year ended March 31, 1998, ATRE sold approximately 11 acres. The Company advanced an additional $80,320 to ATRE and received $220,600 from the proceeds of the parcel of 10 acres as repayment of the advances to ATRE in fiscal 1998. The Company also received approximately $400,000 from ATRE during the period April 1, 1998 through August of 1998 and anticipates another $100,000 by March 31, 1999.

At March 31, 1998, ATRE had binding sales contracts for the remaining parcels of commercial real estate owned by ATRE as these parcels of land were under development. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to list and sell the remaining parcels. ATRE continues to list these properties. Management of the Company received communication from a real estate development specialist advising the Company that an aggregate approximate value of $5,200,000 is calculated for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of these sales contracts of real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. At March 31, 1998, the Company setup a valuation allowance of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances at March 31, 1998 the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized with any certainty.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4


[5] Commitments

[A] Royalty Commitments - The Company has entered into various royalty agreements for licensing of titles for terms of one to seven years. Certain agreements include minimum guaranteed payments. For the years ended March 31, 1998 and 1997, royalty expense was $79,631 and $135,141, respectively, pursuant to these agreements.

[B] Video Agreements - The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

[C] Accounts Payable - The Company is currently delinquent on a significant amount of its accounts payable.

[D] Employment Agreements - In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum. As of March 31, 1998, the officers did not purchase these shares.

In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted vested during fiscal 1997 and the warrants are exercisable over a two year period beginning March 31, 1997. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $50,000 in the year ended March 31, 1998. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price [See Note 10F].

In September 1997, the Company entered into employment agreements with nine employees holding key positions. The agreements provide for an aggregate of 550,000 shares of common stock with a fair value of $11,000 for past services and semi-monthly compensation of approximately $14,000. The agreements will continue for an indefinite period of time.

[E] Sale of Multi Media Assets - On May 8, 1995, the Company closed a sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The general manager of Central Video is the former President of the Company. The Company received $750,000 of duplication services and surrendered equipment having a book value of approximately $630,000. The Company guaranteed Central Video's general manager a minimum of $2,500,000 a year of production orders for three years and agreed to pay Central Video's general manager a 3% commission on orders the Company places with Central Video. The Company satisfied this obligation in fiscal 1996, however, in 1997, the Company did not fulfill this obligation and was delinquent in payments to Central Video. The Company settled this contract with Central Video in September of 1997. The Company agreed to pay Central Video $12,500 a week until the total obligation of $740,000 is paid. This settlement dissolved the production contract and all outstanding payable obligation. As of March 31, 1998, the balance owed to Central Video was $288,701.

[F] Termination of Employment - On December 21, 1995, an officer and director of the Company resigned and terminated his employment agreement with the Company as part of a settlement agreement. Effective January 1, 1996 and ending December 31, 1996, the Company entered into a monthly $10,000 consulting agreement with this individual. The individual agreed to surrender 30,769 shares of preferred stock and 10,000 shares of common stock upon execution of the settlement agreement in consideration for 5% of the net profits of the Company for the fiscal years ended March 31, 1997 and 1996.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5


[5] Commitments [Continued]

[G] Financial Consultant Commitments - In June of 1996, the Company engaged three consultants for a period of two years. The Company will reimburse the consultants' business expenses not to exceed $750 per month. The financial consultants received a total of 1,000,000 warrants with an exercise price of $.25 per share in exchange for services to be rendered. The Company recorded deferred consulting costs of $50,000 for the fair value of the warrants to purchase the 1,000,000 shares of common stock and expensed $14,858 and $35,142 for the years ended March 31, 1998 and 1997, respectively. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant [See Note 13B].

In August of 1997, the Company engaged a consulting firm to provide financial advice for a period of six months. The fee for services included a $7,500 cash payment, a two percent cash fee on refinancing commitments and a five percent, non-dilutive equity interest in the Company. The consulting firm was also entitled to a five percent fee based on the transaction value of any concluded merger or acquisition introduced by the consulting firm. As of March 31, 1998, the consulting firm had not concluded any merger or refinancing commitment and received only the $7,500 cash payment from the Company.

In August of 1997, the Company engaged four consultants for a period of two years to provide assistance in restructuring and designing the Company's operations and long-term strategic plan. The consultants received warrants to purchase an aggregate 2,050,000 shares of the Company's common stock at an exercise price of $.10 per share. The warrants expire at the end of the two year consulting period. The Company recorded deferred consulting costs of $100,000 for the fair value of the warrants and expensed approximately $31,000 for the year ended March 31, 1998. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant [See Note 13F]. In addition, the Company also issued 250,000 shares of stock to one of the consultants in consideration of entering into a two year consulting agreement and recorded $5,000 as a signing bonus [See Notes 10H and 19E].

[H] Transfer of Custom Duplication Business - On April 13, 1995, the Board of Directors approved the transfer of its custom duplication business. Pursuant to this transaction, the Company's former President surrendered his employment contract and returned 146,654 shares of the Company's preferred stock back to the Company as treasury stock. Equipment with a carrying value of approximately $170,000 was transferred from the Company and the Company's former President assumed all remaining obligations on these assets of approximately $75,000. The Company agreed to a non competition agreement with this new custom duplication venture by the Company's former President.

[I] Joint Venture Agreement - In October 1996, the Company entered into a joint venture agreement with an unrelated party whereby the parties distribute each others' catalogues of products and share in the profits of any such distribution equally. The agreement expired in October 1997.

In connection with the joint venture agreement, the Company loaned $18,000 at a 6% interest rate. The loan receivable was due in January 1997 and remains unpaid as of March 31, 1998. This amount is included in other receivables on the balance sheet. The joint venture partner has never performed on the agreement. In January of 1998, the Company commenced collection procedures to collect the outstanding obligation owed to the Company.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6


[6] Lease Commitments

[A] Operating Leases - The Company leases various office and storage facilities, automobiles and equipment under operating leases expiring between 1998 and 2002.

The Company leases sales office space for $1,950 monthly which expires in October 2001. It also leases for $9,274 per month office and warehousing space which expires March 2001. [See Note 20E]

The following schedules shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:


                                               Years ended
                                                 March 31,
                                     --------------------------------
                                          1998              1997
                                     --------------    --------------

Minimum Rentals                      $      200,005    $      151,983
Less: Sublease Rentals                       15,000            15,000
                                     --------------    --------------

   Totals                            $      215,005    $      136,983
   ------                            --------------    --------------
                                     --------------    --------------

The following is the approximate aggregate future minimum rentals for the next five years for operating leases:


March 31,
---------
1999                                                  $      222,813
2000                                                         221,227
2001                                                         142,702
2002                                                          11,700
2003                                                              --
                                                      --------------
Total Future Minimum Lease Payments                   $      598,442
-----------------------------------                   --------------
                                                      --------------

The operating leases also provide for cost escalation payments.

[B] The Company leases office space in Freehold, New Jersey for $1,950 per month. This lease expires on October 31, 2001.

[7] Debt Obligations

Notes payable consist of the following:

                                                                       March 31, 1998
                                               -----------------------------------------------------------------
   Type of Loan                                  Amount       Current      Long-Term     Rate          Due Date
   ------------                                  ------       -------      ---------     ----          --------
Installment Loan (B)                           $   125,970   $   125,970   $       --       10%   November 14, 1999
Notes Payable (C)                                  288,701       288,701           --        8%   September 30, 1998
Lines of Credit (A)                              1,044,211     1,044,211           --   Various   Revolving Line of Credit
Convertible Debenture (D)                          848,861       848,861           --       10%   September 1998
Acquired Debt                                       40,000        40,000           --             Demand
Loan Payable (E)                                   185,208       185,208           --       10%   September 30, 1998
                                               -----------   -----------   ----------

   Totals                                      $ 2,532,951   $ 2,532,951   $       --
   ------                                      -----------   -----------   ----------
                                               -----------   -----------   ----------

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7


[7] Notes Payable [Continued]

[A] Lines of Credit - On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 financing arrangement. This arrangement is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.l8% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest expense from December 1997 through March 31, 1998 was approximately $27,500.

[B] Installment Loan - In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999. This note was paid in full on July 15,1998 for approximately $60,000. As a result, the Company recorded forgiveness of debt of approximately $66,000 in July 1998. During the year ended March 31, 1998, interest expense of approximately $12,500 was recorded.

[C] Note Payable for Equipment - On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000 [See Note 5E]. The Company classifies the outstanding obligation of $288,701 at March 31, 1998 as notes payable. This note was repaid in weekly installments of $12,500 with the final payment made in September of 1998. Interest expense of approximately $40,000 was recorded for the year ended March 31, 1998.

[D] Convertible Debentures Payable - During the quarter ended June 30, 1996, the Company issued convertible debentures of $1,257,988 with 10% interest per annum and a 7% commission. The principle amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants [See Note 13C]. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997 [See Note 10E]. The Company recorded a financing expense of $25,000 for the fair value of the warrants granted. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996.

As of March 31, 1997, convertible debentures of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable were outstanding and in default by the Company. Interest expense of $97,000 and $24,702 was recorded for the years ended March 31, 1998 and 1997 [See Note 10E]. Subsequent to September 30, 1997, the Company negotiated a one year extension agreement and agreed to add 15% to the note as a deferred financing cost of $110,724.

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock [See Notes 9B, 10E and 20C]. This brought the total conversion of $519,848 of debentures into 7,487,668 shares as of March 31, 1998. For the five months ended March 31, 1998, the Company amortized $46,134 as a non-cash financing cost, which is classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property [See Note 4B].

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8


[7] Notes Payable [Continued]

[E] Loan Payable - In October 1997, the Company borrowed $360,000 from an unaffiliated entity with interest at 10% per year. At March 31, 1998, $185,208 is outstanding on this obligation. This note was repaid in September of 1998 by weekly payments of $7,500. Interest expense for the year ended March 31, 1998 was $12,708.

[8] Capital Leases

The Company is the lessee of equipment under capital leases expiring in various years through 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 1997 and 1998.

Following is a summary of property held under capital leases as of March 31, 1998:

                  Furniture, Fixtures and Equipment         $60,150
                  Less:  Accumulated Depreciation            41,831
                                                            -------

                  Totals                                    $18,319
                                                            -------
                                                            -------

Minimum future lease payments under capital leases as of March 31,1998 for each of the next five years and in the aggregate are:

Year Ending March 31,

        1999                                      $   3,875
        2000                                          3,598
        2001                                          3,837
        2002                                          3,044
        2003                                           --
                                                  ----------

Total Minimum Lease Payments                         14,354
Less:  Amount Representing Interest                   1,876

   Present Value of Net Minimum Lease Payments    $  12,478
   -------------------------------------------    ----------
                                                  ----------

[9] Income Taxes

The Company has net operating loss carryforwards of approximately $7,763,000 which expire through the year 2012. As a result of these carryforwards, the Company has a deferred tax asset of approximately $2,701,800, which has been offset by a valuation allowance of $2,701,800 resulting in a deferred asset of $-0-. Future tax benefits related to this loss have not been recognized because its realization is not assured. No current or deferred federal or state income taxes have been provided for.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9


[9] Income Taxes [Continued]

As of March 31, 1998, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

             Expiration
           in Years ending                         Net Operating Loss
              March 31,                               Carryforwards
              ---------                               -------------
                2007                                 $    1,317,000
                2008                                      2,693,000
                2009                                      2,015,000
                2010                                        288,000
                2011                                      1,300,000
                2012                                        150,000
                                                     --------------

                Total                                $    7,763,000
                -----                                --------------
                                                     --------------

[10] Capital Stock

[A] Stock Subscription Receivable - On April 23, 1996, the Board of Directors agreed to cancel the existing $86,636 stock subscription receivable from officers of the Company. The Company accepted services performed by the officers of the Company in lieu of cash in collection of the stock subscription and, therefore, recorded the $86,636 as compensation expense for the year ended March 31, 1997.

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

[D] Shares Issued for BDC Acquisition - In May of 1997, the Company entered into an agreement and plan of merger between BDC Acquisition, Inc., a newly formed wholly-owned subsidiary of the Company, and Beyond Design Corporation ["BDC"]. The Company's subsidiary has acquired all of the issued and outstanding stock of BDC for the issuance of an aggregate of 2,427,273 shares of the Company's common stock and the assumption of certain outstanding obligations of BDC. The book value of the net assets acquired approximates the fair value of the shares issued in connection with the acquisition. This acquisition was deemed immaterial for accounting purposes.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10


[10] Capital Stock [Continued]

[E] Conversion of Debentures Payable - During the quarter ended June 30, 1996, the Company issued convertible debentures of $1,257,988 with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion formula based upon average closing bid prices. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997 [See Notes 7D and 13C]. The Company recorded a financing cost of $25,000 for the fair value of the warrants granted. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996.

As of March 31, 1997, convertible debentures of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable were outstanding and in default by the Company. Interest expense of $97,000 and $24,702 was recorded for the years ended March 31, 1998 and 1997 [See Note 7D]. Subsequent to September 30, 1997, the Company negotiated a one year extension agreement and agreed to add 15% to the note as a deferred financing cost of approximately $110,000.

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock. For the five months ended March 31, 1998, the Company amortized $46,134 as a non-cash financing cost, which is classified as interest expense [See Notes 7D and 20C].

[F] Employment Agreements - In September 1997, two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted vested during fiscal 1997 and the warrants are exercisable over a two year period beginning March 31, 1997. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $50,000 in the year ended March 31, 1998. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price [See Note 5D].

In September 1997, the Company entered into employment agreements with nine employees holding key positions. The agreements provide for an aggregate of 550,000 shares of common stock with a fair value of $11,000 for past services and semi-monthly compensation of approximately $14,000. The agreements will continue for an indefinite period of time.

[G] Consulting Agreement - Fiscal 1997 - On April 23, 1996, the Company engaged an entity to arrange either debt or equity financing for the Company and agreed to grant a total of 1,000,000 options exercisable within three years of grant at $.10 per share. The Company recorded a financing cost of $25,000 in June of 1996 for the fair value of the options granted. The fair value of the options was determined based upon the fair value of services received by the Company in May and June of 1996.

These options were exercised in June of 1996 for a total of 1,000,000 shares of common stock as a result of consulting services performed in 1996 by the consultant [See Note 13D].

[H] Financial Consultants - The Company issued 250,000 shares of stock to one of its consultants in consideration of entering into a two year consulting agreement [See Note 5G].

[J] Stock in Lieu of Commissions - On March 11, 1998, the Company issued 347,368 shares of common stock to a salesman in lieu of commissions owed of $66,000.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11


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

[12] Major Supplier

For the year ended March 31, 1998, the Company had purchases from three suppliers that amounted to approximately $4,622,849 or 83% of net purchases. These suppliers accounted for 52%, 20% and 11% of net purchases. For the year ended March 31, 1997, the Company had purchases from three suppliers that amounted to approximately $2,940,211 or 83% of net purchases.

Loss of these suppliers would not significantly adversely affect the company because sufficient replacement vendors exist in the open market.

[13] Stock Options and Warrants

[A] 1988 Stock Option Plan Approved - On October 12, 1988, the Company's directors and stockholders approved the Company's 1988 Stock Option Plan [the "Option Plan"] authorizing the granting of incentive options and non-qualified options. The incentive options are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. Pursuant to the Option Plan, options to purchase up to 10,000 shares of common stock may be granted to officers, directors and key employees of the Company. The Stock Option Committee, consisting of Messrs. Lu and Schillen, is responsible for determining the individuals who will be granted options, the number of shares to be subject to each option, the option price per share, and the exercise period of each option. The option price will not be less than the fair market value of the Company's common stock on the date the option is granted. Options may be exercised by payment of cash. No option will have a term in excess of ten years.

[B] Consulting Agreement - Fiscal 1997 - In June 1996, the Company issued 1,000,000 common stock warrants at an exercise price of $.25 per share as part of a consulting agreement entered into, which term ends June 1998. As of March 31, 1997, 925,000 of those warrants are vested. Deferred compensation of $50,000 resulting from this transaction was recorded at the fair market value of the services rendered [See Note 5G].

[C] Convertible Debentures - Fiscal 1997 and 1998 - In April 1996, in connection with the convertible debentures, the Company entered into two separate consulting agreements. As per the terms of both contracts, the Company issued 1,000,000 common stock warrants [500,000 warrants per contract] at an exercise price of $.25 per share of which 46,000 shares were issued as a result of the exercise of warrants during the year ended March 31, 1997 [See Notes 7D, 10E and 20C].

[D] Consulting Agreement - Fiscal 1997 - On April 23, 1996, the Company engaged an entity to arrange either debt or equity financing for the Company and agreed to grant a total of 1,000,000 options exercisable within three years of grant at $.10 per share. The Company recorded a financing cost of $25,000 in June of 1996 for the fair value of the options granted. The fair value of the options was determined based upon the fair value of services received by the Company in May and June of 1996.

These options were exercised in June of 1996 for a total of 1,000,000 shares of common stock as a result of consulting services performed in 1996 by the consultant [See Note 10G].

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12


[13] Stock Options and Warrants [Continued]

[E] Fiscal 1997 Summary - During fiscal year ended March 31, 1997, the Company issued 3,000,000 stock warrants to nonemployees at exercise prices below market prices at the date of grant, ranging from $.10 to $.25, and having a weighted average exercise price of $.20. Of these options, 1,000,000 options have a 2 year vesting period and 2,000,000 options vested at date of grant. The total cost of issuing these stock options to nonemployees during 1997 was approximately $100,000. The entire amount is being amortized over the aforementioned respective vesting periods, resulting in a $85,142 and $14,858 charge to operations for the years ended March 31, 1998 and 1997. The weighted average fair value of stock options granted to consultants during 1997 was estimated at $.04 using the fair value of services at date of grant.

[F] Consulting Agreement - Fiscal 1998 - In August 1997, the Company issued 2,050,000 common stock warrants at an exercise price of $.10 per share as part of a consulting agreement entered into, whose term ends August 1999. Deferred consulting costs of $100,000 resulting from this transaction was recorded at the fair market value of the services rendered and approximately $31,000 was expensed for the year ended March 31, 1998 [See Notes 5G and 19E].

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

[15] Going Concern

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business and continuation of the Company as a going concern. The Company has incurred net losses of $1,505,442 and $1,303,546 for the years ended March 31, 1998 and 1997, respectively, and has a working capital deficit at March 31, 1998 of $2,486,662. The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are (i) to collect the sales proceeds from parcels of property owned by ATRE [50% owned by the Co.] located in Vancouver, WA, (ii) to continue to acquire new licensed titles to improve sales and profit margin , (iii) to create new products with better gross profits, (iv) to continue to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes, (v) to convert debt to equity and (vi) to continue to negotiate with major vendors for discounts.

Management believes that these plans can be effectively implemented in the next twelve months. The Company will continue to seek additional financing from private sources to supplement its cash needs for the next twelve months during the implementation of these plans to achieve profitability. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern. There can be no assurance that management's plans to reduce operating losses or obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13


[16] Major Customers

For the years ended March 31, 1998 and 1997, the Company had net sales to one customer that amounted to approximately $3,140,000 or 36.0% and $2,477,797 or 30.5% of net sales, respectively.

[17] New Authoritative Pronouncements

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

[18] Financial Instruments

The following table summarizes the carrying amount and estimated fair value of the company's significant financial instruments all of which are held for nontrading purposes:

                                                  March 31, 1998
                                           -----------------------------
                                            Carrying         Estimated
                                             Amount         Fair Value
                                           -----------     -------------
                  Other Receivable      $       500,000  $      500,000
                  Long-Term Debt        $         9,957  $        9,957

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14

[18] Financial Instruments [Continued]

In assessing the fair value of other receivables, it was estimated that the carrying amount approximated fair value because of the interest rate and risk factor. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

[19] Subsequent Events

[A] Exclusive Distribution Agreement - In April of 1998, the Company entered into an agreement with S4C Corporation for the exclusive rights to distribute a home video tape through December 31, 2003 with total advance payments aggregating approximately $200,000 and additional royalties due as a percentage of wholesale prices.

[B] Conversion of Debt to Equity - In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock [See Note 7D].

[C] New Subsidiary - On July 15,1998, the Company incorporated Galaxynet International, Inc. ["Galaxy Net"] in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet is in the business of developing and selling internet gaming software and intends to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wagers from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 6,000,000 options to the Chief Executive Officer exercisable at $.10 in connection with this project. Such options will expire July 9, 2003.

[D] Potential Additional Equity Financing - On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between and $3,000,000 and $10,000,000 with an enterprise who will be paid the sum of 15% of the aggregate proceeds and receive finders options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share [See Note 20A].

[E] Exercise of Warrants - In July of 1998, the Company raised $20,000 from the exercise of warrants for 200,000 shares of the Company's common stock [See Note 13F].

[F] Additional Options Issued - On July 9, 1998, the Company granted options to purchase 1,000,000 shares of common stock to the chief executive officer of a potential customer and in consideration of certain fulfillment orders submitted to the Company. These options may be exercised for $0.10 per share.

[20] Subsequent Events - Unaudited

[A] Refunding of Potential Equity Financing - The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently refunded the $250,000 to the investor [See Note 19D].

[B] Additional Options Issued - In August of 1998, the Company issued 2,000,000 options to the Chief Executive Officer at an exercise price of $.10 per share for his personal guarantee on the Company's loan agreements and loans made to the Company.

[C] Convertible Debentures - On November 2, 1998, convertible debentures with a balance of $848,861 were reinvested into a new note for approximately $925,000 for a new two year term expiring October 31, 2000 with interest of 10%. The repayment term is a weekly amount of $6,250 in 1998 and $12,500 in the years 1999 and 2000. In addition, there is an acceleration clause of repayments for certain events and a 5% late charge for any delinquent payments. The notes contain an option to convert the principal and interest balance into the common stock of the Company subject to certain pricing calculations. Collateral security includes all the assets of the Company and a personal collection guarantee as additional security to holder after subordination to primary lender [See Notes 7D and 10E].

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15


[20] Subsequent Events - Unaudited [Continued]

[D] Additional Stock Issuances - On October 24, 1998, the Company issued 1,499,523 shares of common stock to the Company's president pursuant to a settlement agreement.

[E] Lease - Beginning in October 1998, the Company entered into a four-year lease expiring in June 2002, for use as executive offices and manufacturing and warehouse facilities for $21,500 monthly. In addition, the Company has entered into a sublease with a subtenant beginning January 1, 1999 which requires the subtenant to pay approximately $9,494 per month from March 1, 1999 through February 2000, and $9,936 per month from March 1, 2000 through March 31, 2001, for an existing lease which requires the Company to make monthly payments of $9,274.





                           . . . . . . . . . . . . . .

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   DIAMOND ENTERTAINMENT CORPORATION


Dated:  December 23, 1998       By:/s/ James K.T. Lu
                                   -----------------
                                   James K.T. Lu
                                   President, Chief Executive Officer, Principal Executive Officer and Director


Dated:  December 23, 1998       By:/s/ Fred U. Odaka
                                   -----------------
                                   Fred U. Odaka
                                   Chief Financial Officer, Principal Financial
                                   Officer and Principal Accounting Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title                      Date
       ------------                -------                    -------


/s/ James K.T. Lu         President, Chief Executive          December 23, 1998
-------------------------   Officer, Secretary
James K.T. Lu               and Director


/s/ Jeffrey I. Schillen   Executive Vice President            December 23, 1998
-------------------------   and Director
Jeffrey I. Schillen


/s/ Murray T. Scott       Director                            December 23, 1998
-------------------------
Murray T. Scott