Form 10QSB
period 1998-06-30
DIAMOND ENTERTAINMENT CORP
filed 1999-02-10
CIK 847420

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE COMMISSION

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

          For transition period from _______________ to _______________

                         Commission File Number: 0-17953

                        DIAMOND ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)


            NEW JERSEY                                   22-2748019
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

               16200 CARMENITA ROAD, CERRITOS, CALIFORNIA 90703
                     (Address principal executive offices)

                                 (562) 921-3999
                (Issuer's telephone number, including area code)

                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [ X ]     NO   [     ]

As of February 4, 1999, there were 34,514,342 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

DIAMOND ENTERTAINMENT CORPORATION
INDEX TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

     Balance Sheet as of June 30, 1998 [Unaudited].....................................1...2

     Statements of Operations for the three months ended
     June 30, 1998 and 1997 [Unaudited]................................................3

     Statements of Stockholders' Equity for the three months ended
     June 30, 1998 [Unaudited].........................................................4

     Statements of Cash Flows for three months ended June 30, 1998 and 1997 [Unaudited]..............................................................5

     Notes to Financial Statements [Unaudited].........................................8...26

Item 2:  Management's Discussion and Analysis or Plan of Operations....................27...33

PART 2.  OTHER INFORMATION

Item 1:  Legal Proceedings.............................................................34

Item 2:  Changes in Securities.........................................................34

Item 3:  Defaults Upon Senior Securities...............................................34

Item 4:  Submission of Matters to a Vote of Security Holders...........................34

Item 5:  Other Information.............................................................34

Item 6:  Exhibits and Reports on Form 8-K..............................................34...35

Signatures.............................................................................36



ITEM 1:  FINANCIALS

DIAMOND ENTERTAINMENT CORPORATION
BALANCE SHEET AS OF JUNE 30, 1998 [UNAUDITED]


ASSETS:
CURRENT ASSETS:
         Cash:                                                                                       $        3,106
         Accounts Receivable - Net                                                                          837,389
         Inventory                                                                                        3,576,785
         Prepaid Expenses and Deposits                                                                       37,491
         Related Party Receivable                                                                            42,859
                                                                                                     --------------

         TOTAL CURRENT ASSETS                                                                             4,497,630
                                                                                                     --------------
PROPERTY AND EQUIPMENT:
         Leasehold Improvements                                                                              28,258
         Furniture, Fixtures and Equipment                                                                  978,721
                                                                                                     --------------
         TOTAL - AT COST                                                                                  1,006,979
         LESS:  Accumulated Depreciation                                                                    697,010
                                                                                                     --------------
PROPERTY AND EQUIPMENT - NET                                                                                309,969
                                                                                                     --------------
FILM MASTERS AND ARTWORK                                                                                  3,807,752
LESS:  Accumulated Amortization                                                                           3,459,085
                                                                                                     --------------
         TOTAL FILM MASTERS AND ARTWORK - NET                                                               348,667
                                                                                                     --------------

OTHER ASSETS:
         Accounts Receivable - ATRE                                                                         417,981
         Related Party Receivable                                                                            95,583
         Other Assets                                                                                       140,557
                                                                                                     --------------
         TOTAL OTHER ASSETS                                                                                 654,121
                                                                                                     --------------
         TOTAL ASSETS                                                                                    $5,810,387
                                                                                                     --------------
                                                                                                     --------------




The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
BALANCE SHEET AS OF JUNE 30, 1998 [UNAUDITED]



LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
         Accounts Payable                                                                          $      1,556,384
         Convertible Promissory Notes Payable                                                               851,448
         Notes Payable                                                                                    4,283,455
         Lease Obligations Payable                                                                            3,430
         Accrued Expenses                                                                                   504,839
                                                                                                     --------------
         TOTAL CURRENT LIABILITIES                                                                        7,199,556

LONG-TERM LIABILITIES:
         Lease Obligations Payable                                                                            9,602

         TOTAL LIABILITIES                                                                                7,209,158

COMMITMENTS AND CONTINGENCIES [5] [6]                                                                           ---
                                                                                                     --------------
STOCKHOLDERS' EQUITY:
         Convertible Preferred Stock - No Par Value,
         5,000,000 Shares Authorized; 483,251 Issued
         [of which 172,923 are held in Treasury]                                                            376,593

         Common Stock - No Par Value,
         100,000,000 Shares Authorized;
         31,576,627 Shares Issued and Outstanding                                                        10,509,397

Additional Paid-in Capital                                                                               (1,210,231)

Retained Earnings [Deficit]                                                                             (10,975,297)
                                                                                                     --------------
Sub-Total                                                                                                (1,299,538)
Less:    Treasury Stock [Preferred] - At Cost                                                               (48,803)
         Deferred Costs [5D] [5G]                                                                           (50,430)
                                                                                                     --------------
         TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                                                            (1,398,771)
                                                                                                     --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]                                      $      5,810,387
                                                                                                     --------------
                                                                                                     --------------





The Accompanying Notes are an Integral Part of These Financial Statements

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS [UNAUDITED]


                                                                                          THREE MONTHS ENDED
                                                                                          ------------------
                                                                                                JUNE 30,
                                                                                                --------
                                                                                      1998                   1997
SALES - NET                                                                           $ 790,864           $ 2,208,789

COST OF SALES                                                                           579,856             1,256,174
                                                                                ----------------    ------------------

GROSS PROFIT                                                                            211,008               952,615
                                                                                ----------------    ------------------

OPERATING EXPENSES:
   Selling Expenses                                                                     228,269               249,087
   General and Administrative Expenses                                                  240,563               449,455
   Factoring Fees                                                                        43,685                    --
   Bad Debt Expense                                                                         106                30,000
                                                                                ----------------    ------------------

TOTAL OPERATING EXPENSES                                                                512,623               728,542
                                                                                ----------------    ------------------

OPERATING INCOME [LOSS]                                                                (301,615)              224,073
                                                                                ----------------    ------------------
OTHER EXPENSES [INCOME]:
   Interest Expense                                                                     118,402                64,805
   Interest Income -       Related Party                                                   (790)              (31,582)
   Other Income                                                                         (78,773)                 (436)
                                                                                ----------------    ------------------

OTHER EXPENSES [INCOME] - NET                                                            38,839                32,787
                                                                                ----------------    ------------------

NET INCOME [LOSS]                                                                     $(340,454)           $  191,286
                                                                                ----------------    ------------------
                                                                                ----------------    ------------------
NET INCOME [LOSS PER SHARE]                                                            $   (.01)             $    .01
                                                                                ----------------    ------------------
                                                                                ----------------    ------------------

WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING                                       24,104,720            22,995,113




The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY [UNAUDITED]


                                                       CONVERTIBLE
                                                     PREFERRED STOCK         COMMON STOCK
                                                                                                      ADDITIONAL      RETAINED
                                             NUMBER OF                 NUMBER OF                        PAID-IN       EARNINGS
                                               SHARES       AMOUNT       SHARES         AMOUNT          CAPITAL       [DEFICIT]
                                             ---------      ------       ------         ------          -------       ---------
           BALANCE - APRIL 1, 1998           483,251    $    376,593     28,753,250   $ 10,417,647   $ (1,210,231)   $(10,634,843)
Debt Converted [7D]                             --              --        2,823,077         91,750           --              --
Consulting Expense [5D]                         --              --             --             --             --              --

Debt Converted                                  --              --             --             --

Net Income for the three months ended
   June 30, 1998                                --              --             --             --             --          (340,454)
                                        ------------    ------------   ------------   ------------   ------------    ------------

             BALANCE - JUNE 30, 1998         483,251    $    376,593     31,576,627   $ 10,509,397   $ (1,210,231)   $(10,975,297)
                                        ------------    ------------   ------------   ------------   ------------    ------------
                                        ------------    ------------   ------------   ------------   ------------    ------------




                                          TREASURY
                                            STOCK                           TOTAL
                                         [PREFERRED]       DEFERRED      STOCKHOLDERS'
                                           AT COST          COSTS      EQUITY [DEFICIT]
                                        ------------    ------------    ------------
           BALANCE - APRIL 1, 1998      $    (48,803)   $    (94,180)   $ (1,193,817)
Debt Converted [7D]                             --                            91,750
Consulting Expense [5D]                         --            43,750          43,750
                                        ------------    ------------    ------------
Debt Converted

Net Income for the three months ended
   June 30, 1998                                --              --          (340,454)
                                        ------------    ------------    ------------

             BALANCE - JUNE 30, 1998    $    (48,803)   $    (50,430)   $ (1,398,771)
                                        ------------    ------------    ------------
                                        ------------    ------------    ------------




The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                          --------
                                                                                1998                    1997
                                                                                ----                    ----
NET CASH - OPERATING ACTIVITIES:                                             $2,747,008             $  324,544
                                                                             ----------             ----------
Investing Activities
   Advances to ATRE                                                                  --                (8,220)
   Proceeds by ATRE                                                              82,020                     --
   Advances to Officers                                                              --                     --
   Payment of Officers' Loans Receivable                                             --                  1,682
   Repayment to Officers                                                             --                     --
   Capital Expenditures                                                          32,795                     --
   Masters and Artwork                                                           17,443                     --
                                                                             ----------             ----------
NET CASH - INVESTING ACTIVITIES                                                 132,258                (6,538)
                                                                             ----------             ----------
FINANCING ACTIVITIES:
   Net Increase - Notes Payable                                             (2,601,952)              (235,819)
   Payments of Lease Payable                                                      1,322                (6,175)
   Proceeds from Convertible Promissory Note Payable                                 --                    --
   Cash Overdraft                                                             (189,310)               (76,012)
                                                                             ----------             ----------
NET CASH - FINANCING ACTIVITIES                                             (2,881,690)              (318,006)
                                                                             ----------             ----------
NET INCREASE [DECREASE] IN CASH                                                 (2,424)                    --
                                                                             ----------             ----------
                                                                                                           --
CASH - BEGINNING OF PERIODS                                                       5,530                    --
                                                                             ----------             ----------
   CASH - END OF PERIODS                                                     $    3,106             $      --
                                                                             ----------             ----------
                                                                             ----------             ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
       Interest                                                              $  118,172             $   68,373
       Income Taxes                                                          $      --              $      --





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

The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
[CONTINUED]:

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

In September of 1997, the Company negotiated a one year extension agreement for the convertible debentures and agreed to add 15% to the debentures as a deferred financing cost of $110,721,

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
[CONTINUED]:

which will be amortized over one year as interest expense [See Note 19F]

During fiscal 1998, there were retirements of film masters and artwork for approximately $625,000.


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

Depreciation expense for the three months ended June 30, 1998 and 1997 was $24,333 and $18,103, respectively

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

DEPRECIATION [CONTINUED] - On sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in income. Repairs and maintenance are charged to expense when incurred.

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

Amortization expense for the three months ended June 30, 1998 and 1997 was $30,127 and $67,355, respectively

ADVERTISING COSTS - Adverting cost are expensed as incurred. Advertising costs of $17,216 and $25,624 were expensed for the three months ended June 30, 1998 and 1997, respectively.

BAD DEBTS - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is $402,590 at June 30, 1998.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no deposits as of June 30, 1998 with financial institutions subject to a credit risk beyond the insured amount.

[2] ACCOUNTS RECEIVABLE

         Accounts receivable at June 30, 1998 net of allowance for doubtful accounts, were $402,590. Substantially all of the accounts receivable at December 31, 1997, have been pledged as collateral for the line of credit [See
Note 7A].

[3] INVENTORY

Inventory as of June 30, 1998 consists of:

                  Raw Materials                      $     122,827
                  Finished Good                          3,453,958
                                                     -------------
                  TOTAL:                             $   3,576,785
                  -----                              -------------
                                                     -------------



An allowance of $280,577 has been established for idle inventory.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[4A] RELATED PARTIES RECEIVABLES

At June 30, 1998, the Company was owed $69,770 from the President of the Company for advances and loans. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. This loan amount is due in December 2001.

[4B] AMERICAN TOP REAL ESTATE ["ATRE"]

The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method.

In September 1996, a parcel of land was sold and proceeds were retained for future sewage construction needed for a 20 acre property. The Company received $121,600 from ATRE for this parcel of land in fiscal 1997.

During the year ended March 31, 1998, ATRE sold approximately 11 acres. The Company advanced an additional $80,320 to ATRE and received $220,600 from the proceeds of the parcel of 10 acres as repayment of the advances to ATRE in fiscal 1998. The Company also received approximately $400,000 from ATRE during the period April 1, 1998 through August of 1998 and anticipates another $50,000 by March 31, 1999.

At June 30, 1998, ATRE had binding sales contracts for the remaining parcels of commercial real estate owned by ATRE as these parcels of land were under development. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to list and sell the remaining parcels. ATRE continues to list these properties. Management of the Company received communication from a real estate development specialist advising the Company that an aggregate approximate value of $5,200,000 is calculated for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of these sales contracts of real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. At March 31, 1998, the Company setup a valuation allowance of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances at June 30, 1998 the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized with any certainty.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

[D] EMPLOYMENT AGREEMENTS - In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum. As of June 30, 1998 the officers did not purchase these shares.

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

[E] SALE OF MULTI MEDIA ASSETS - On May 8, 1995, the Company closed a sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The general manager of Central Video is the former President of the Company. The Company received $750,000 of duplication services and surrendered equipment having a book value of approximately $630,000. The Company guaranteed Central Video's general manager a minimum of $2,500,000 a year of production orders for three years and agreed to pay Central Video's general manager a 3% commission on orders the Company places with Central

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

Video. The Company satisfied this obligation in fiscal 1996, however, in 1997, the Company did not fulfill this obligation and was delinquent in payments to Central Video. The Company settled this contract with Central Video in September of 1997. The Company agreed to pay Central Video $12,500 a week until the total obligation of $740,000 is paid. This settlement dissolved the production contract and all outstanding payable obligation. As of June 30, 1998, the balance owed to Central Video was $87,859.

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

In August of 1997, the Company engaged four consultants for a period of two years to provide assistance in restructuring and designing the Company's operations and long-term strategic plan. The consultants received warrants to purchase an aggregate 2,050,000 shares of the Company's common stock at an exercise price of $.10 per share. The warrants expire at the end of the two year consulting period. The Company recorded deferred consulting costs of $100,000 for the fair value of the warrants and expensed approximately $31,000 for the year ended March 31, 1998. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant [See Note 13F]. In addition, the Company also issued 250,000 shares of stock to one of the consultants in consideration of entering into a two year consulting agreement and recorded $5,000 as a signing bonus [See Note 10H and 19C].

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

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

In connection with the joint venture agreement, the Company loaned $18,000 at a 6% interest rate. The loan receivable was due in January 1997 and remains unpaid as of June 30, 1998. This amount is included in other receivables on the balance sheet. The joint venture partner has never performed on the agreement. In January of 1998, the Company commenced collection procedures to collect the outstanding obligation owed to the Company.

[6] LEASE COMMITMENTS

[A] OPERATING LEASES - The Company leases various office and storage facilities, automobiles and equipment under operating leases expiring between 1998 and 2002.

The Company leases sales office space for $1,950 monthly which expires in October 2001. It also leases for $9,274 per month office and warehousing space which expires March 2001. [See Note 19H]

The following schedules shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

                                             Years ended
                                               March 31,
                                       1 9 9 8           1 9 9 7
                                       -------           -------
Minimum Rentals                   $      200,005    $      151,983
Less: Sublease Rentals                    15,000            15,000
                                  --------------    --------------
   TOTALS                         $      215,005    $      136,983
   ------                         --------------    --------------
                                  --------------    --------------




The following is the approximate aggregate future minimum rentals for the next five years for operating leases:


                           March 31,
                           --------
                             1999               $      222,813
                             2000                      221,227
                             2001                      142,702
                             2002                       11,700
                             2003                           --
                                                --------------
   TOTAL FUTURE MINIMUM LEASE PAYMENTS          $      598,442
   -----------------------------------          --------------
                                                --------------



DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

The operating leases also provide for cost escalation payments.

[B] The Company leases office space in Freehold, New Jersey for $1,950 per month. This lease expires on October 31, 2001.

[7] DEBT OBLIGATIONS

Notes payable consist of the following:


                                                                           June 30, 1998
                                                     ----------------------------------------------------------
Type of Loan                             Amount         Current       Long-Term     Rate         Due Date
------------                             ------         -------       ---------     ----         --------
Installment Loan (B)                  $  125,970     $  125,970           --         10%    November 14, 1999
Notes Payable (C)                         87,859         87,859           --          8%    September 30, 1998
Lines of Credit (A)                    1,253,948      1,253,948           --     Various    Revolving Line of Credit
Convertible Debenture (D)                851,448        851,448           --         10%    October 31, 2000
Acquired Debt                             40,000         40,000           --                Demand
Loan Payable (E)                          91,249         91,249           --         10%    September 30, 1998
Loan Payable (F)                       2,684,429      2,684,429           --          0%    Demand
                                       ---------      ---------       ---------
TOTALS                                $5,134,903     $5,134,903         $ --
                                       ---------      ---------       ---------
                                       ---------      ---------       ---------



[A] LINES OF CREDIT - On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 financing arrangement. This arrangement is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.l8% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest expense for the three months ended June 30, 1998 was approximately $145,000.

[B] INSTALLMENT LOAN - In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999. This note was paid in full on July 15,1998 for approximately $60,000. As a result, the Company recorded forgiveness of debt of approximately $66,000 in July 1998.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[7] DEBT OBLIGATIONS [CONTINUED]

[C] NOTE PAYABLE FOR EQUIPMENT - On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000 [See Note 5E]. The Company classifies the outstanding obligation of $87,859 at June 30, 1998 as notes payable. This note was repaid in weekly installments of $12,500 with the final payment made in September of 1998. Interest expense of approximately $4,300 was recorded for the three months ended June 30, 1998. .

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

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock [See Notes 9B, 10E and 20C]. In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock [See Note 7D]. This brought the total conversion of $611,598 of debentures into 10,310,745 shares as of June 30, 1998. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property [See Note 4B].

[E] LOAN PAYABLE -. In October 1997, the Company borrowed $360,000 from an unaffiliated entity with interest at 10% per year. At June 30, 1998, $91,249 is outstanding on this obligation.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[7] DEBT OBLIGATIONS [CONTINUED]

This note was repaid in September of 1998 by weekly payments of $7,500. Interest expense for the three months ended June 30, 1998 was approximately $3,500.

[F] LOAN PAYABLE - In the quarter ended June 30, 1998, the Company borrowed a combined total of $2,721,860 from GJ Products Corporation in the amount of $1,912,360 and from ATRE for $809,500 to finance certain purchases for the Company's toy inventory. Both notes are non-interest bearing loans and are due upon demand. In June 1998, the Company applied $37,431 as payment against the GJ Products Corporation's note for a discount received by them for the Company's toy inventory purchases. At June 30, 1998 $1,874,929 and $809,500 were outstanding on these obligations to GJ Products Corporation and ATRE, respectively.

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

Following is a summary of property held under capital leases as of March 31, 1998:

                  Furniture, Fixtures and Equipment         $60,150
                  Less:  Accumulated Depreciation            41,831
                                                            -------
                  TOTALS                                    $18,319
                                                            -------
                                                            -------



Minimum future lease payments under capital leases as of March 31,1998 for each of the next five years and in the aggregate are:


                  Year Ending March 31,
                           1999                    $   3,875
                           2000                        3,598
                           2001                        3,837
                           2002                        3,044
                           2003                            --
                                                   ----------
Total Minimum Lease Payments                          14,354
Less:  Amount Representing Interest                    1,876

   PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS     $  12,478
   -------------------------------------------     ---------
                                                   ---------



DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

[C] PREFERRED STOCK - The preferred stock has no (i) dividend rights, (ii) sinking fund provisions, (iii) rights of redemption, (iv) classification provisions for voting, (vi) preemptive rights, (vi)

liability to further calls or to assessments by the Company, or (vii) any provision discriminating against any existing or prospective holder. Holders of shares of preferred stock are not entitled to

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[10] CAPITAL STOCK [CONTINUED]

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

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock. For the five months ended March 31, 1998, the Company amortized $46,134 as a non-cash financing cost, which is classified as interest expense [See Notes 7D and 19F].

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[10] CAPITAL STOCK [CONTINUED]

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

[I] STOCK IN LIEU OF COMMISSIONS - On March 11, 1998, the Company issued 347,368 shares of common stock to a salesman in lieu of commissions owed of $66,000.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[12] MAJOR SUPPLIER

For the three months ended June 30, 1998, the Company had purchases from two suppliers that amount to approximately $264,641 or 55% of net purchases. Loss of these suppliers would not significantly adversely affect the company because sufficient replacement vendors exist in the open market.

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

[C] CONVERTIBLE DEBENTURES - FISCAL 1997 AND 1998 - In April 1996, in connection with the convertible debentures, the Company entered into two separate consulting agreements. As per the terms of both contracts, the Company issued 1,000,000 common stock warrants [500,000 warrants per contract] at an exercise price of $.25 per share of which 46,000 shares were issued as a result of the exercise of warrants during the year ended March 31, 1997 [See Notes 7D, 10E and 19E].

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS

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

[F] CONSULTING AGREEMENT - FISCAL 1998 - In August 1997, the Company issued 2,050,000 common stock warrants at an exercise price of $.10 per share as part of a consulting agreement entered into, whose term ends August 1999. Deferred consulting costs of $100,000 resulting from this transaction was recorded at the fair market value of the services rendered and approximately $31,000 was expensed for the year ended March 31, 1998 [See Notes 5G and 19C].

[14] LITIGATION

The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the period ended June 30, 1998, there are no pending legal actions filed against the Company

[15] GOING CONCERN

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

[16] MAJOR CUSTOMERS

For the three months ended June 30, 1998, the Company had net sales to three customers that amounted to approximately $456,665 or 57%.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[17] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

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

[18] FINANCIAL INSTRUMENTS

The following table summarizes the carrying amount and estimated fair value of the company's significant financial instruments all of which are held for nontrading purposes:


                                               JUNE 30, 1998
                                               -------------

                                        CARRYING            ESTIMATED
                                         AMOUNT            FAIR VALUE
                                        --------           ----------
         Other Receivable           $       417,981      $     417,981
         Long-Term Debt             $         9,602      $       6,602



In assessing the fair value of other receivables, it was estimated that the carrying amount approximated fair value because of the interest rate and risk factor. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

[19] SUBSEQUENT EVENTS

[A] NEW SUBSIDIARY - On July 15,1998, the Company incorporated Galaxynet International, Inc. ["Galaxy Net"] in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet is in the business of developing and selling internet gaming software and intends to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wagers from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 6,000,000 options to the Chief Executive Officer

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[19] SUBSEQUENT EVENTS [CONTINUED]

exercisable at $.10 in connection with this project. In connection with the cancellation of the proposed financing [19B] the Company cancelled this project and also cancelled the issuance of such options in November 1998.

[B] CANCELLATION OF PROPOSED FINANCING - On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between and $3,000,000 and $10,000,000 with an enterprise who will be paid the sum of 15% of the aggregate proceeds and received finders options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share. The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently refunded the $250,000 to the investor and cancelled the related finders options in November, 1998.

[C] EXERCISE OF WARRANTS - In July of 1998, the Company raised $20,000 from the exercise of warrants for 200,000 shares of the Company's common stock [See Note 13F].

[D] ADDITIONAL OPTIONS ISSUED - On July 9, 1998, the Company granted options to purchase 1,000,000 shares of common stock to the chief executive officer of a potential customer and in consideration of certain fulfillment orders submitted to the Company. These options may be exercised for $0.10 per share.

[E] ADDITIONAL OPTIONS ISSUED - In August of 1998, the Company issued 2,000,000 options to the Chief Executive Officer at an exercise price of $.10 per share for his personal guarantee on the Company's loan agreements and loans made to the Company.

[F] CONVERTIBLE DEBENTURES - On November 2, 1998, convertible debentures with a balance of $848,861 were reinvested into a new note for approximately $925,000 for a new two year term expiring October 31, 2000 with interest of 10%. The repayment term is a weekly amount of $6,250 in 1998 and $12,500 in the years 1999 and 2000. In addition, there is an acceleration clause of repayments for certain events and a 5% late charge for any delinquent payments. The notes contain an option to convert the principal and interest balance into the common stock of the Company subject to certain pricing calculations. Collateral security includes all the assets of the Company and a personal collection guarantee as additional security to holder after subordination to primary lender [See Notes 7D and 10E].

[G] ADDITIONAL STOCK ISSUANCES - On October 24, 1998, the Company issued 1,499,523 shares of common stock to the Company's president pursuant to a settlement agreement.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[19] SUBSEQUENT EVENTS [CONTINUED]

[H] LEASE - Beginning in October 1998, the Company entered into a four-year lease expiring in June 2002, for use as executive offices and manufacturing and warehouse facilities for $21,500 monthly. In addition, the Company has entered into a sublease with a subtenant beginning January 1, 1999 which requires the subtenant to pay approximately $9,494 per month from March 1, 1999 through February 2000, and $9,936 per month from March 1, 2000 through March 31, 2001, for an existing lease which requires the Company to make monthly payments of $9,274.

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997:

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1998.

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY THAT ARE BASED ON THE BELIEFS OF THE COMPANY OR MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY OR MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY REGARDING FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE RISKS AND UNCERTAINTIES NOTED. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. IN EACH INSTANCE, FORWARD-LOOKING INFORMATION SHOULD BE CONSIDERED IN LIGHT OF THE ACCOMPANYING MEANINGFUL CAUTIONARY STATEMENTS HEREIN

RESULTS OF OPERATIONS

The Company's operating loss for the three months ended June 30, 1998 was $301,615 as compared to an operating profit of $224,073 for the same period last year. The Company's operating loss arose primarily from lower sales which reduced gross profit by approximately $742,000 which was offset by a reduction in operating expenses of approximately $216,000.

The Company's sales for the three months ended June 30, 1998 and 1997 were $790,864 and $2,208,789 respectively. The Company's sales decreased by approximately $1,418,000 from the same period a year earlier primarily the result of lower video product sales. The lower video product sales for the period ended June 30, 1998, was primarily result of lower purchases from three of the Company's major retailers. One of the Company's major retailers was sold, the second retailer experienced financial difficulties and the third opted to purchase from the Company's competitors. The Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. The Company expects the short fall in the first fiscal quarter of this year to be recovered during third and fourth quarter of fiscal year ending March 31, 1999.

Cost of sales for the three months ended June 30, 1998 and 1997 were $579,856 and $1,256,176 or 73% and 57% of sales, respectively.

Gross profit for the three months ended June 30, 1998 and 1997 were $211,008, and $952,615, or 27% and 43% of sales, respectively. The decrease in gross profit was primarily due to a decrease in total volume of sales. The gross profit decrease as a percentage to sales of 16% was primarily the result of the company's manufacturing fixed cost in dollars, remaining relatively constant, thus producing a lower gross margin percentage in relationship to lower sales.

Operating expenses for the three months ended June 30, 1998 and 1997 were $512,623 and $728,542, respectively. This decrease in operating expenses of approximately $216,000 was primarily the result of lower levels in legal and licensing expense.

Interest expense for the three months ended June 30, 1998 and 1997 was $118,402 and $64,805, respectively. The increase in interest expense over the similar period a year earlier of approximately $54,000 was the result of higher levels of borrowing. As of June 30, 1998, the outstanding debt of the Company was approximately $5,135,000 primarily all of which is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 1998. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital [deficit] at June 30, 1998 was $(2,701,926) as compared with a working capital [deficit] of $(2,537,031) at March 31, 1998. This increase in the working capital [deficit] of approximately $(165,000) is primarily the result of Company's net loss of approximately $340,000 and non-cash adjustments to the net income.

OPERATIONS

For the three months ended June 30, 1998, cash generated from operations was $2,747,008 as compared to $324,544 of cash utilized for operations for the three months ended June 30, 1997. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

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

In April of 1998, the Company entered into an agreement with S4C Corporation for the exclusive rights to distribute a home video tape through December 31, 2003 with total advance payments aggregating approximately $100,000 and additional royalties due as a percentage of wholesale prices.

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

INVESTING

For the three months ended June 30, 1998 and 1997, investments in masters and artwork were $17,443 and $36,243, respectively. Management continues to seek to acquire new titles to enhance its product lines American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. The Company paid $50,000 for a 50% interest in ATRE. The Company's arrangement with its partners in ATRE requires that all parties contribute capital or loans pro rata according to their interests whenever required by ATRE for land acquisition, principal or interest payments, property taxes or other expenses.

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

Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of such sales contracts of commercial real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. The Company setup a valuation allowance in the quarter ended March 31, 1998, of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized by the Company with any certainty. At June 30, 1998 the amount due from ATRE was $417,981.

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

In the quarter ended June 30, 1998, the Company borrowed a combined total of $2,721,860 from GJ Products Corporation in the amount of $1,912,360 and from ATRE for $809,500 to finance certain purchases for the Company's toy inventory. Both notes are non-interest bearing loans and are due upon demand. In June 1998, the Company applied $37,431 as payment against the GJ Products Corporation's note for a discount received by them for the Company's toy inventory purchases. At June 30, 1998 $1,874,929 and $809,500 were outstanding on these obligations to GJ Products Corporation and ATRE, respectively.

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

The Company owed approximately $5,052,334 in short-tem debt financing at June 30, 1998.

NEW AUTHORITATIVE PRONOUNCEMENTS

The FASB has issued SFAS No. 130, `Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, `Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits


                  EXHIBIT NO.
                  -----------
                      27                       Financial Data Schedule



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  [CONTINUED]

         (b)      Reports on Form 8-K

                  None




                                    * * * * *

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   Cerritos, California        DIAMOND ENTERTAINMENT CORPORATION
         February 9, 1999

                                     By:      /S/ JAMES K.T.  LU
                                              ----------------------------------
                                              James K.T.  Lu
                                              Chairman of the Board,
                                              Chief Executive Officer;
                                              President; Secretary and Director


                                     By:      /S/ FRED U. ODAKA
                                              ----------------------------------
                                              Fred U. Odaka
                                              Chief Financial Officer,
                                              Principal Financial Officer

                        DIAMOND ENTERTAINMENT CORPORATION
                                  EXHIBIT INDEX


EXHIBIT
NUMBER
------
27                Financial Data Schedule
