Form 10QSB
period 1998-09-30
DIAMOND ENTERTAINMENT CORP
filed 1999-02-10
CIK 847420

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                For the quarterly period ended September 30, 1998

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

                   16200 CARMENITA ROAD, CERRITOS, CALIFORNIA 90703
                       (Address of principal executive offices)

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

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

         Balance Sheet as of September 30, 1998 [Unaudited]...............................................1...2

         Statements of Operations for the six months ended
         September 30, 1998 and 1997 [Unaudited]..........................................................3

         Statements of Stockholders' Equity for the six months ended
         September 30, 1998 [Unaudited]...................................................................4

         Statements of Cash Flows for six months ended September 30, 1998 and 1997 [Unaudited].............................................................................5...7

         Notes to Financial Statements [Unaudited]........................................................8...26

Item 2:  Management's Discussion and Analysis or Plan of Operations.......................................27...33

PART 2.  OTHER INFORMATION

Item 1:  Legal Proceedings................................................................................34

Item 2:  Changes in Securities............................................................................34

Item 3:  Defaults Upon Senior Securities..................................................................35

Item 4:  Submission of Matters to a Vote of Security Holders..............................................35

Item 5:  Other Information................................................................................35

Item 6:  Exhibits and Reports on Form 8-K.................................................................35

Signatures................................................................................................36

ITEM 1:  FINANCIALS

DIAMOND ENTERTAINMENT CORPORATION
BALANCE SHEET AS OF SEPTEMBER 30, 1998 [UNAUDITED]

ASSETS:
CURRENT ASSETS:
         Cash:                                                                                     $             47
         Accounts Receivable - Net                                                                        1,128,007
         Inventory                                                                                        3,276,951
         Prepaid Expenses and Deposits                                                                       37,491
         Related Party Receivable                                                                            38,785
                                                                                                   ----------------

         TOTAL CURRENT ASSETS                                                                             4,481,281
                                                                                                   ----------------

PROPERTY AND EQUIPMENT:
         Leasehold Improvements                                                                              28,258
         Furniture, Fixtures and Equipment                                                                  981,215
                                                                                                   ----------------

         TOTAL - AT COST                                                                                  1,009,473
         LESS:  Accumulated Depreciation                                                                    713,484
                                                                                                   ----------------

PROPERTY AND EQUIPMENT - NET                                                                                295,989
                                                                                                   ----------------

FILM MASTERS AND ARTWORK                                                                                  3,832,799
LESS:  Accumulated Amortization                                                                           3,489,212
                                                                                                   ----------------

         TOTAL FILM MASTERS AND ARTWORK - NET                                                               343,587
                                                                                                   ----------------

OTHER ASSETS:
         Accounts Receivable - ATRE                                                                          76,181
         Related Party Receivable                                                                           100,575
         Other Assets                                                                                       130,057
                                                                                                   ----------------

         TOTAL OTHER ASSETS                                                                                 306,813
                                                                                                   ----------------

         TOTAL ASSETS                                                                              $      5,427,670
                                                                                                   ----------------
                                                                                                   ----------------


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
BALANCE SHEET AS OF SEPTEMBER 30, 1998 [UNAUDITED]

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
         Accounts Payable                                                                          $      1,551,213
         Convertible Promissory Notes Payable                                                               851,448
         Notes Payable                                                                                    4,099,462
         Lease Obligations Payable                                                                            2,594
         Accrued Expenses                                                                                   493,912
                                                                                                   ----------------
         TOTAL CURRENT LIABILITIES                                                                        6,998,629

LONG-TERM LIABILITIES:
         Lease Obligations Payable                                                                            9,602

         TOTAL LIABILITIES                                                                                7,008,231

COMMITMENTS AND CONTINGENCIES [5] [6]                                                                           ---
                                                                                                   ----------------

STOCKHOLDERS' EQUITY:
         Convertible Preferred Stock - No Par Value,
         5,000,000 Shares Authorized; 483,251 Issued
         [of which 172,923 are held in Treasury]                                                            376,593
         Common Stock - No Par Value,
         100,000,000 Shares Authorized;
         32,576,627 Shares Issued and Outstanding                                                        10,529,397

Additional Paid-in Capital                                                                              (1,160,231)

Retained Earnings [Deficit]                                                                            (11,227,087)
                                                                                                   ----------------

Sub-Total                                                                                               (1,481,328)
Less:    Treasury Stock [Preferred] - At Cost                                                              (48,803)
         Deferred Costs [5D] [5G]                                                                          (50,430)
                                                                                                   ----------------

         TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                                                           (1,580,561)
                                                                                                   ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]                                    $        5,427,670
                                                                                                   ----------------
                                                                                                   ----------------

The Accompanying Notes are an Integral Part of These Financial Statements

DIAMOND ENTERTAINMENT CORPORATION
STATEMENT OF OPERATIONS [UNAUDITED]

                                                            Three months ended                        Six months ended
                                                               September 30,                           September 30,
                                                          1998                 1997                1998                1997
                                                    -----------------    -----------------    ---------------     ----------------

SALES - NET                                               $1,286,443           $2,356,894         $2,077,307           $4,565,683

COST OF SALES                                                827,954            1,798,362          1,407,810            3,054,536
                                                    -----------------    -----------------    ---------------     ----------------

GROSS PROFIT                                                 458,489              558,532            669,497            1,511,147
                                                    -----------------    -----------------    ---------------     ----------------

OPERATING EXPENSES:
   Selling Expenses                                          243,217              336,951            471,486              586,038
   General and Administrative Expenses                       388,788              273,765            629,351              723,220
   Factoring Fees                                             14,731                  327             58,416                  237
   Bad Debt Expense                                               --               30,000                106               60,000
                                                    -----------------    -----------------    ---------------     ----------------

TOTAL OPERATING EXPENSES                                     646,736              641,043          1,159,359            1,369,585
                                                    -----------------    -----------------    ---------------     ----------------

OPERATING INCOME [LOSS]                                    (188,247)             (82,511)          (489,862)              141,562
                                                    -----------------    -----------------    ---------------     ----------------

OTHER EXPENSES [INCOME]:
   Interest Expense                                           63,848               75,122            182,250              139,927
   Interest Income -       Related Party                        (63)             (31,809)              (853)             (63,391)
   Other Income                                                (242)            (135,412)           (70,015)            (135,848)
                                                    -----------------    -----------------    ---------------     ----------------

OTHER EXPENSES [INCOME] - NET                             $ (63,543)             (92,099)            102,382             (59,312)
                                                    -----------------    -----------------    ---------------     ----------------

NET INCOME [LOSS]                                         $(251,790)            $   9,588        $ (592,244)              200,874
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------
NET INCOME [LOSS PER SHARE]                                $   (.01)                   --          $   (.02)             $    .01
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------

WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING           25,900,977            13,837,280         25,900,977           13,837,28
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY [UNAUDITED]




                                                       CONVERTIBLE
                                                     PREFERRED STOCK            COMMON STOCK
                                                     -----------------      --------------------       ADDITIONAL     RETAINED
                                                  NUMBER OF                 NUMBER OF                   PAID-IN       EARNINGS
                                                   SHARES       AMOUNT       SHARES       AMOUNT        CAPITAL       [DEFICIT]
                                                 -----------   ----------   ----------  -----------   ------------  ------------
           BALANCE - APRIL 1, 1998                   483,251     $376,593   28,753,250  $10,417,647   $(1,210,231)  $(10,634,843)
Debt Converted [7D]                                      ---          ---    2,823,077       91,750            ---            ---
Consulting Expense [5D]                                  ---          ---          ---          ---            ---            ---

Guarantee Debt [13G]                                     ---          ---          ---          ---        50,000             ---
Exercise of Options[13D]                                                     1,000,000       20,000
Debt Converted                                                                                                 ---            ---

Net Income for the six months ended
                                                ------------  -----------  -----------  -----------   ------------  -------------
   September 30, 1998                                    ---          ---          ---          ---            ---      (592,244)
                                                         ---          ---          ---          ---            ---  -   ---------

          BALANCE - SEPTEMBER 30, 1998               483,251     $376,593   32,576,627  $10,509,397   $(1,140,231)  $(11,227,087)
                                                ------------  -----------  -----------  -----------   ------------  -------------
                                                ------------  -----------  -----------  -----------   ------------  -------------



                                                      TREASURY
                                                       STOCK                         TOTAL
                                                    [PREFERRED]     DEFERRED     STOCKHOLDERS'
                                                     AT COST         COSTS      EQUITY [DEFICIT]
                                                   -----------     --------     ----------------
           BALANCE - APRIL 1, 1998                 $(48,803)      $(94,180)    $(1,193,817)
Debt Converted [7D]                                      ---                         91,750
Consulting Expense [5D]                                  ---         43,750          43,750

Guarantee Debt [13G]                                     ---                         50,000
Exercise of Options[13D]                                                             20,000
Debt Converted                                           ---            ---

Net Income for the six months ended                                               (592,244)
                                                   ---------      ---------    ------------
   September 30, 1998                                    ---            ---
                                                         ---            ---

          BALANCE - SEPTEMBER 30, 1998             $(48,803)      $(50,430)    $(1,580,561)
                                                   ---------      ---------    ------------
                                                   ---------      ---------    ------------




The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                             Three months ended                       Six months ended
                                                                September 30,                          September 30,
                                                            1998                1997                1998                1997
NET CASH - OPERATING ACTIVITIES:                            $(468,954)           $ 713,858         $2,278,054          $1,038,402
                                                      -----------------    ----------------    ---------------     ---------------
Investing Activities
   Advances to ATRE                                                 --            (67,400)                 --            (75,620)
   Proceeds by ATRE                                            341,800              40,000            423,820              40,000
   Advances to Officers                                             --           (133,223)                 --           (131,541)
   Payment of Officers' Loans Receivable                            --             129,900                 --             129,900
   Capital Expenditures                                          2,495             (3,953)             35,290             (3.953)
   Masters and Artwork                                          25,048           (101,993)             42,491           (101,993)
                                                      -----------------    ----------------    ---------------     ---------------

NET CASH - INVESTING ACTIVITIES                              $ 369,343         $ (136,669)          $ 501,601         $ (143,207)
                                                      -----------------    ----------------    ---------------     ---------------

FINANCING ACTIVITIES:
   Net (Increase) Decrease - Notes
     Payable                                                   183,993            (23,546)        (2,417,959)           (259,365)
   Payments of Lease Payable                                     1,660             (3,720)              2,982             (9,895)
   Exercise of Options and Warrants                           (20,000)                              (258,411)
   Cash Overdraft                                             (69,101)            (81,734)          (111,750)           (157,746)
                                                      -----------------    ----------------    ---------------     ---------------
NET CASH - FINANCING ACTIVITIES                                 96,552           (109,000)        (2,785,138)           (427,006)
                                                      -----------------    ----------------    ---------------     ---------------

NET INCREASE [DECREASE] IN CASH                                (3,059)             468,189            (5,483)             468,189

CASH - BEGINNING OF PERIODS                                      3,106                  --              5,530                  --
                                                      -----------------    ----------------    ---------------     ---------------

CASH - END OF PERIODS                                          $    47           $ 468,189            $    47           $ 468,189
                                                      -----------------    ----------------    ---------------     ---------------
                                                      -----------------    ----------------    ---------------     ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
       Interest                                              $  93,753            $  8,057          $ 211,925            $ 76,430
       Income Taxes                                                 --                  --                 --                  --


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

In September of 1997, the Company negotiated a one year extension agreement for the convertible debentures and agreed to add 15% to the debentures as a deferred financing cost of $110,721, which will be amortized over one year as interest expense [See Note 19C]

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]


During fiscal 1998, there were retirements of film masters and artwork for approximately $625,000.


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

Depreciation expense for the six months ended September 30, 1998 and 1997 was $40,807 and $37,215, respectively

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


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

Amortization expense for the six months ended September 30, 1998 and 1997 was $60,254 and $134,710, respectively

ADVERTISING COSTS - Adverting cost are expensed as incurred. Advertising costs of $21,789 and $14,028 were expensed for the six months ended September 30, 1998 and 1997, respectively.

BAD DEBTS - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is $266,222 at September 30, 1998.

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

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no deposits as of September 30, 1998 with financial institutions subject to a credit risk beyond the insured amount.

[2] ACCOUNTS RECEIVABLE

         Accounts receivable at September 30, 1998 net of allowance for doubtful accounts, were $266,222. Substantially all of the accounts receivable at September 30, 1998 have been pledged as collateral for the line of credit [See
Note 7A].

[3] INVENTORY

Inventory as of September 30, 1998 consists of:

                  Raw Material                       $        119,838
                  Finished Goods                            3,157,113
                                                     ----------------
                  TOTAL:                             $      3,276,959
                  ------                             ----------------
                                                     ----------------


An allowance of $280,577 has been established for idle inventory.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[4A] RELATED PARTIES RECEIVABLES

At September 30, 1998, the Company was owed $69,770 from the President of the Company for advances and loans. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. This loan amount is due in December 2001.

[4B] AMERICAN TOP REAL ESTATE ["ATRE"]

The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method.

In September 1996, a parcel of land was sold and proceeds were retained for future sewage construction needed for a 20 acre property. The Company received $121,600 from ATRE for this parcel of land in fiscal 1997.

During the year ended March 31, 1998, ATRE sold approximately 11 acres. The Company advanced an additional $80,320 to ATRE and received $220,600 from the proceeds of the parcel of 10 acres as repayment of the advances to ATRE in fiscal 1998. The Company also received approximately $424,000 from ATRE during the period April 1, 1998 through September of 1998 and anticipates another $50,000 by March 31, 1999.

At September 30, 1998, ATRE had binding sales contracts for the remaining parcels of commercial real estate owned by ATRE as these parcels of land were under development. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to list and sell the remaining parcels. ATRE continues to list these properties. Management of the Company received communication from a real estate development specialist advising the Company that an aggregate approximate value of $5,200,000 is calculated for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of these sales contracts of real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. At March 31, 1998, the Company setup a valuation allowance of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances at September 30, 1998 the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized with any certainty.

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

[D] EMPLOYMENT AGREEMENTS - In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum. As of September 30, 1998 the officers did not purchase these shares.

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


[5] COMMITMENTS [CONTINUED]

Video. The Company satisfied this obligation in fiscal 1996, however, in 1997, the Company did not fulfill this obligation and was delinquent in payments to Central Video. The Company settled this contract with Central Video in September of 1997. The Company agreed to pay Central Video $12,500 a week until the total obligation of $740,000 is paid. This settlement dissolved the production contract and all outstanding payable obligation. As of September 30, 1998, the total obligation owed to Central Video was paid in full.

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

In August of 1997, the Company engaged four consultants for a period of two years to provide assistance in restructuring and designing the Company's operations and long-term strategic plan. The consultants received warrants to purchase an aggregate 2,050,000 shares of the Company's common stock at an exercise price of $.10 per share. The warrants expire at the end of the two year consulting period. The Company recorded deferred consulting costs of $100,000 for the fair value of the warrants and expensed approximately $31,000 for the year ended March 31, 1998. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant [See Note 13F]. In addition, the Company also issued 250,000 shares of stock to one of the consultants in consideration of entering into a two year consulting agreement and recorded $5,000 as a signing bonus [See Note 10H].

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

In connection with the joint venture agreement, the Company loaned $18,000 at a 6% interest rate. The loan receivable was due in January 1997 and remains unpaid as of September 30, 1998. This amount is included in other receivables on the balance sheet. The joint venture partner has never performed on the agreement. In January of 1998, the Company commenced collection procedures to collect the outstanding obligation owed to the Company.

[6] LEASE COMMITMENTS

[A] OPERATING LEASES - The Company leases various office and storage facilities, automobiles and equipment under operating leases expiring between 1998 and 2002.

The Company leases sales office space for $1,950 monthly which expires in October 2001. It also leases for $9,274 per month office and warehousing space which expires March 2001. [See Note 19E]

The following schedules shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[5] COMMITMENTS [CONTINUED]

The following is the approximate aggregate future minimum rentals for the next five years for operating leases:

                           MARCH 31,
                          -----------
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

[B] The Company leases office space in Freehold, New Jersey for $1,950 per month. This lease expires on October 31, 2001.

[7] DEBT OBLIGATIONS

Notes payable consist of the following:


                                                                     September 30, 1998
                                   ---------------------------------------------------------------------------------------
TYPE OF LOAN                          AMOUNT         CURRENT       LONG-TERM        RATE               DUE DATE
                                     -----------     ----------    -----------     -------- -------------------------

Installment Loan (B)                          --             --              --         10%  November 14, 1999
Notes Payable (C)                             --             --              --          8%  September 30, 1998
Lines of Credit (A)                   $1,384,433     $1,384,433              --     Various  Revolving Line of Credit
Convertible Debenture (D)                851,448        851,448              --         10%  October 31, 2000
Acquired Debt                             40,000         40,000              --              Demand
Loan Payable (E)                              --             --              --         10%  September 30, 1998
Loan Payable (F)                       2,392,460      2,392,460                          0%  Demand
                                       ---------      ---------  ---------------
TOTALS                                $4,668,341     $4,668,341  $           --
------                                ----------     ----------  ---------------
                                      ----------     ----------  ---------------


[A] LINES OF CREDIT - On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 financing arrangement. This arrangement is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is

DIAMOND ENTERTAINMENT
CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[7] DEBT OBLIGATIONS [CONTINUED]

determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.l8% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest expense for the six months ended September 30, 1998 was approximately $192,533.

[B] INSTALLMENT LOAN - In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999. This note was paid in full on July 15,1998 for approximately $60,000. As a result, the Company recorded forgiveness of debt of approximately $66,000 in July 1998.

[C] NOTE PAYABLE FOR EQUIPMENT - On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000 [See Note 5E]. The Company classified the outstanding obligation of $87,859 at June 30, 1998 as notes payable. This note was repaid in weekly installments of $12,500 with the final payment made in September of 1998. Interest expense of approximately $5,500 was recorded for the six months ended September 30, 1998.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[7] DEBT OBLIGATIONS [CONTINUED]

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock [See Notes 9B, 10E and 20C]. In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock [See Note 7D]. This brought the total conversion of $611,598 of debentures into10,310,745 shares as of September 30, 1998. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property [See Note 4B].

[E] LOANS PAYABLE - In October 1997, the Company borrowed $360,000 from an unaffiliated entity with interest at 10% per year. At June 30, 1998, $91,249 was outstanding on this obligation. This note was repaid in full in September of 1998 by weekly payments of $7,500. Interest expense for the six months ended September 30, 1998 was $4,713.

[F] LOAN PAYABLE - In the quarter ended June 30, 1998, the Company borrowed a combined total of $2,721,860 from GJ Products Corporation in the amount of $1,912,360 and from ATRE for $809,500 to finance certain purchases for the Company's toy inventory. Both notes are non-interest bearing loans and are due upon demand. In six month period ended September 30 1998, the Company applied $37,431 as payment against the GJ Products Corporation's note for a discount received by them for the Company's toy inventory purchases. At September 30, 1998 $1,865,529 and $809,500 were outstanding on these obligations to GJ Products Corporation and ATRE, respectively.

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

Following is a summary of property held under capital leases as of March 31, 1998:

                  Furniture, Fixtures and Equipment  $       60,150
                  Less:  Accumulated Depreciation            41,831
                                                     --------------

                  TOTALS                             $       18,319
                  ------                             --------------
                                                     --------------

Minimum future lease payments under capital leases as of March 31,1998 for each of the next five years and in the aggregate are:

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[8] CAPITAL LEASES [CONTINUED]

                  Year Ending March 31,

                           1999                                   $    3,875
                           2000                                        3,598
                           2001                                        3,837
                           2002                                        3,044
                           2003                                            --
                                                                   ----------

Total Minimum Lease Payments                                          14,354
Less:  Amount Representing Interest                                    1,876
                                                                   ---------

   PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS                $       12,478
   -------------------------------------------                --------------
                                                              --------------

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

As of March 31, 1998, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

             EXPIRATION
           IN YEARS ENDING                         NET OPERATING LOSS
              MARCH 31,                               CARRYFORWARDS
           ----------------                      ---------------------
                2007                                 $    1,317,000
                2008                                      2,693,000
                2009                                      2,015,000
                2010                                        288,000
                2011                                      1,300,000
                2012                                        150,000
                                                     --------------

                TOTAL                                $    7,763,000
                -----                                ---------------
                                                     ---------------

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[10] CAPITAL STOCK [CONTINUED]

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

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock. For the five months ended March 31, 1998, the Company amortized $46,134 as a non-cash financing cost, which is classified as interest expense [See Notes 7D and 19C].

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[10] CAPITAL STOCK [CONTINUED]

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

[12] MAJOR SUPPLIER

For the six months ended September 30, 1998, the Company had purchases from two suppliers that amount to approximately $184,123 or 55% of net purchases.

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

[C] CONVERTIBLE DEBENTURES - FISCAL 1997 AND 1998 - In April 1996, in connection with the convertible debentures, the Company entered into two separate consulting agreements. As per the

DIAMOND ENTERTAINMENT CORPORATION AND
SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

terms of both contracts, the Company issued 1,000,000 common stock warrants [500,000 warrants per contract] at an exercise price of $.25 per share of which 46,000 shares were issued as a result of the exercise of warrants during the year ended March 31, 1997 [See Notes 7D, 10E and 19C].

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

[F] CONSULTING AGREEMENT - FISCAL 1998 - In August 1997, the Company issued 2,050,000 common stock warrants at an exercise price of $.10 per share as part of a consulting agreement entered into, whose term ends August 1999. Deferred consulting costs of $100,000 resulting from this transaction was recorded at the fair market value of the services rendered and approximately $31,000 was expensed for the year ended March 31, 1998 [See Note 5G].

[G] ADDITIONAL OPTIONS ISSUED - In August of 1998, the Company issued 2,000,000 options to the Chief Executive Officer at an exercise price of $.10 per share for his personal guarantee on the Company's loan agreements and loans made to the Company.

[14] LITIGATION

The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the period ended September 30, 1998, there are no pending legal actions filed against the Company

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[15] GOING CONCERN

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

[16] MAJOR CUSTOMERS

For the six months ended September 30, 1998, the Company had net sales to two customers that amounted to approximately $444,420 or 48%.

[17] NEW AUTHORITATIVE PRONOUNCEMENTS

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[17] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

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

[18] FINANCIAL INSTRUMENTS

The following table summarizes the carrying amount and estimated fair value of the company's significant financial instruments all of which are held for nontrading purposes:

                                                       MARCH 31, 1998
                                                 --------------------------
                                                 CARRYING         ESTIMATED
                                                  AMOUNT         FAIR VALUE
                                              ------------     -------------
                  Other Receivable             $   76,181        $  76,181
                  Long-Term Debt               $    9,602        $   9,602

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  [UNAUDITED]


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


[19] SUBSEQUENT EVENTS [CONTINUED]

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

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.


SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1997:

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1998 AND FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1997.

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

RESULTS OF OPERATIONS

The Company's operating loss for the six months ended September 30, 1998 was $489,862 as compared to an operating profit of $141,562 for the same period last year. The Company's operating loss arose primarily from lower sales resulting in reduced gross profit, offset by a reduction in operating expenses of approximately $210,000.

The Company's sales for the six months ended September 30, 1998 and 1997, were $2,077,307 and $4,565,683 respectively. The Company's sales decreased by approximately $2,488,000 from the same period a year earlier primarily the result of lower video product sales. The lower video product sales for the period ended September 30, 1998, was primarily result of lower purchases from three of the Company's major retailers. One of the Company's major retailers was sold, the second retailer experienced financial difficulties and the third opted to purchase videos from the Company's competitors. The Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. The Company expects the short fall in the first fiscal half of this year to be recovered during third and fourth quarter of fiscal year ending March 31, 1999.

Cost of sales for the six months ended September 30, 1998 and 1997 were $1,407,810 and $3,054,536 or 68% and 67% of sales, respectively.

Gross profit for the six months ended September 30, 1998 and 1997 were $669,497 and $1,511,147, or 32% and 33% of sales, respectively. The decrease in gross profit was primarily due to a decrease in total volume of sales.

Operating expenses for the six months ended September 30, 1998 and 1997 were $1,159,359 and $1,369,585, respectively. This decrease in operating expenses of approximately $216,000 was primarily the result of lower levels in legal and licensing expense.

Interest expense for six months ended September 30, 1998 and 1997 was $182,250 and $139,927, respectively. The increase in interest expense over the similar period a year earlier of approximately $42,000 was the result of higher levels of borrowing. As of September 30, 1998, the outstanding debt of the Company was approximately $4,951,000, primarily all of which is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 1998. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital [deficit] at September 30, 1998 was $(2,517,401) as compared with a working capital [deficit] of $(2,537,031) at March 31, 1998.

This decrease in the working capital [deficit] of approximately $20,000 is primarily the result of the Company's non-cash adjustments to the net income.

OPERATIONS

For the six months ended September 30, 1998, cash generated from operations was $2,278,054 as compared to $1,038,402 of cash utilized for operations for the six months ended September 30, 1997. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

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

INVESTING

For the six months ended September 30, 1998 and 1997, investments in masters and artwork were $42,491and $70,554, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

Contracts that were pending have not closed due to possible changes in interest rates or possible overall market conditions. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to sell the remaining parcels. In December of 1998, the Company received from a real estate development specialist an aggregate approximate value of $5,200,000 for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of such sales contracts of commercial real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. The Company setup a valuation allowance in the quarter ended March 31, 1998, of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized by the Company with any certainty. At September 30, 1998 the amount due from ATRE was $76,181.

FINANCING

On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 line of credit. This line of credit is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. Interest expense for the six months ended September 30, 1998 was approximately $192,533.

In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999. This note was paid in full on July 15, 1998 for approximately $60,000. As a result, the Company recorded forgiveness of debt of approximately $66,000 in July 1998.

On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000. The Company classifies the outstanding obligation of $288,701 at March 31, 1998 as notes payable. This note was repaid in weekly installments of $12,500 with the final payment made in September of 1998. Interest expense of approximately $5,471 was recorded for the six months ended September 30, 1998.

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

In the quarter ended June 30, 1998, the Company borrowed a combined total of $2,721,860 from GJ Products Corporation in the amount of $1,912,360 and from ATRE for $809,500 to finance certain purchases for the Company's toy inventory. Both notes are non-interest bearing loans and are due upon demand. In six month period ended September 30 1998, the Company applied $37,431 as payment against the GJ Products Corporation's note for a discount received by them for the Company's toy inventory purchases. At September 30, 1998 $1,865,529 and $809,500 were outstanding on these obligations to GJ Products Corporation and ATRE, respectively.

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

The Company owed approximately $4,951,000 in short-tem debt financing at September 30, 1998.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  EXHIBIT NO.

                          27                       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.




                                                     * * * * *

                                   SIGNATURES

         In accordance with requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

27                Financial Data Schedule