Form 10QSB
period 1998-12-31
DIAMOND ENTERTAINMENT CORP
filed 1999-02-18
CIK 847420

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                For the quarterly period ended December 31, 1998

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

As of February 16,1999, there were 34,514,342 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  YES   [  ]   NO  [X]

DIAMOND ENTERTAINMENT CORPORATION
INDEX TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

         Balance Sheet as of December 31, 1998 [Unaudited]................................................1...2

         Statements of Operations for the six months ended
         December 31, 1998 and 1997 [Unaudited]...........................................................3

         Statements of Stockholders' Equity for the six months ended
         December 31, 1998 [Unaudited]....................................................................4

         Statements of Cash Flows for six months ended December 31, 1998 and 1997 [Unaudited].............................................................................5...7

         Notes to Financial Statements [Unaudited]........................................................8...25

Item 2:  Management's Discussion and Analysis or Plan of Operations.......................................27...34

PART 2.  OTHER INFORMATION

Item 1:  Legal Proceedings................................................................................35

Item 2:  Changes in Securities............................................................................35

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

Item 4:  Submission of Matters to a Vote of Security Holders..............................................35

Item 5:  Other Information................................................................................35

Item 6:  Exhibits and Reports on Form 8-K.................................................................35

Signatures................................................................................................36

ITEM 1:  FINANCIAL STATEMENTS

DIAMOND ENTERTAINMENT CORPORATION
BALANCE SHEET AS OF DECEMBER 31, 1998 [UNAUDITED]

ASSETS:
CURRENT ASSETS:
         Cash:                                                                                     $            100
         Accounts Receivable - Net                                                                        1,099,837
         Inventory                                                                                        2,542,216
         Prepaid Expenses and Deposits                                                                      101,161
         Related Party Receivable                                                                                --
                                                                                                   ----------------

         TOTAL CURRENT ASSETS                                                                             3,743,314
                                                                                                   ----------------

PROPERTY AND EQUIPMENT:
         Leasehold Improvements                                                                              34,758
         Furniture, Fixtures and Equipment                                                                1,050,263
                                                                                                   ----------------

         TOTAL - AT COST                                                                                  1,085,021
         LESS:  Accumulated Depreciation                                                                    748,927
                                                                                                   ----------------

PROPERTY AND EQUIPMENT - NET                                                                                336,094
                                                                                                   ----------------

FILM MASTERS AND ARTWORK                                                                                  3,849,994
LESS:  Accumulated Amortization                                                                           3,518,558
                                                                                                   ----------------

         TOTAL FILM MASTERS AND ARTWORK - NET                                                               331,436
                                                                                                   ----------------

OTHER ASSETS:
         Accounts Receivable - ATRE                                                                          50,000
         Related Party Receivable                                                                           122,924
         Other Assets                                                                                       108,462
                                                                                                   ----------------

         TOTAL OTHER ASSETS                                                                                 281,386
                                                                                                   ----------------

         TOTAL ASSETS                                                                              $      4,692,230
                                                                                                   ----------------
                                                                                                   ----------------




The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
BALANCE SHEET AS OF DECEMBER 31, 1998 [UNAUDITED]

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
         Accounts Payable                                                                          $      1,444,550
         Convertible Promissory Notes Payable                                                               885,911
         Notes Payable                                                                                    3,224,495
         Lease Obligations Payable                                                                           23,381
         Accrued Expenses                                                                                   559,724
                                                                                                   ----------------
         TOTAL CURRENT LIABILITIES                                                                        6,138,061

LONG-TERM LIABILITIES:
         Lease Obligations Payable                                                                           52,132

         TOTAL LIABILITIES                                                                                6,190,193
                                                                                                   ----------------

COMMITMENTS AND CONTINGENCIES [5] [6]                                                                           ---
                                                                                                   ----------------

STOCKHOLDERS' EQUITY:
         Convertible Preferred Stock - No Par Value,
         5,000,000 Shares Authorized; 483,251 Issued
         [of which 172,923 are held in Treasury]                                                            376,593
         Common Stock - No Par Value,
         100,000,000 Shares Authorized;
         32,576,627 Shares Issued and Outstanding                                                        10,529,397

Additional Paid-in Capital                                                                              (1,160,231)

Retained Earnings [Deficit]                                                                            (11,188,239)
                                                                                                   ----------------

Sub-Total                                                                                               (1,442,072)
Less:    Treasury Stock [Preferred] - At Cost                                                              (48,803)
         Deferred Costs [5D] [5G]                                                                           (6,680)
                                                                                                   ----------------


         TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                                                           (1,497,963)
                                                                                                   ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]                                    $        4,692,230
                                                                                                   ----------------
                                                                                                   ----------------

The Accompanying Notes are an Integral Part of These Financial Statements

DIAMOND ENTERTAINMENT CORPORATION
STATEMENT OF OPERATIONS [UNAUDITED]

                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                               DECEMBER 31,                             DECEMBER 31,
                                                          1998                 1997                1998                1997
                                                    -----------------    -----------------    ---------------     ----------------

SALES - NET                                         $      1,593,878     $      2,421,844     $    3,671,185       $    6,987,527

COST OF SALES                                                751,987            1,574,985          2,159,797            4,629,521
                                                    -----------------    -----------------    ---------------     ----------------

GROSS PROFIT                                                 841,891              846,859          1,511,388            2,358,006
                                                    -----------------    -----------------    ---------------     ----------------

OPERATING EXPENSES:
   Selling Expenses                                          324,170              351,485            795,656              937,523
   General and Administrative Expenses                       428,729              397,637          1,058,080            1,120,767
   Factoring Fees                                              9,589               46,896             68,005               47,223
   Bad Debt Expense                                           31,281               30,000             31,387               90,000
                                                    -----------------    -----------------    ---------------     ----------------

TOTAL OPERATING EXPENSES                                     793,769              826,018          1,953,128            2,195,513
                                                    -----------------    -----------------    ---------------     ----------------

OPERATING INCOME [LOSS]                                       48,122               20,841          (441,740)              162,493
                                                    -----------------    -----------------    ---------------     ----------------

OTHER EXPENSES [INCOME]:
   Interest Expense                                          149,151              74,939            331,401              214,866
   Interest Income - Related Party                               (60)            (31,782)              (913)             (95,173)
   Other Income                                             (139,817)            (21,703)          (218,832)            (157,551)
                                                    -----------------    -----------------    ---------------     ----------------

OTHER EXPENSES [INCOME] - NET                       $          9,274              21,454            111,656              (37,858)
                                                    -----------------    -----------------    ---------------     ----------------

NET INCOME [LOSS]                                   $         38,848     $          (613)     $    (553,396)              200,351
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------

NET INCOME [LOSS PER SHARE]                         $             --                  --      $        (.02)              $    .01
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------

WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING
                                                          32,576,327           23,146,220         29,408,774           19,555,702
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY [UNAUDITED]

                                                       CONVERTIBLE
                                                     PREFERRED STOCK             COMMON STOCK         ADDITIONAL      RETAINED
                                                 NUMBER OF                  NUMBER OF                  PAID-IN        EARNINGS
                                                   SHARES       AMOUNT       SHARES        AMOUNT      CAPITAL       [DEFICIT]
                                                ------------    ---------  -----------  -----------   ------------  -------------
BALANCE - APRIL 1, 1998                              483,251     $376,593   28,753,250  $10,417,647   $(1,210,231)  $(10,634,843)
Debt Converted [7D]                                      ---          ---    2,823,077       91,750            ---            ---
Consulting Expense [5D]                                  ---          ---          ---          ---            ---            ---

Guarantee Debt [13G]                                     ---          ---          ---          ---         50,000            ---
Exercise of Options[13D]                                                     1,000,000       20,000
Debt Converted                                                                                                 ---            ---
Net Income for the nine months ended
   December 31, 1998                                     ---          ---          ---          ---            ---      (553,396)
                                                ------------    ---------  -----------  -----------   ------------  -------------

BALANCE - DECEMBER 31, 1998                          483,251     $376,593   32,576,627  $10,529,397   $(1,160,231)  $(11,188,239)
                                                ------------    ---------  -----------  -----------   ------------  -------------
                                                ------------    ---------  -----------  -----------   ------------  -------------





                                            TREASURY
                                             STOCK                         TOTAL
                                          [PREFERRED]     DEFERRED     STOCKHOLDERS'
                                            AT COST         COSTS         EQUITY
                                                                         [DEFICIT]

BALANCE - APRIL 1, 1998                      $(48,803)      $(94,180)    $(1,193,817)
Debt Converted [7D]                                ---                         91,750
Consulting Expense [5D]                            ---         87,500          87,500

Guarantee Debt [13G]                               ---                         50,000
Exercise of Options[13D]                                                       20,000
Debt Converted                                     ---            ---
Net Income for the nine months ended                                        (553,396)
   December 31, 1998                               ---            ---
                                          ------------    ------------ --------------

BALANCE - DECEMBER 31, 1998                  $(48,803)      $ (6,680)    $(1,497,963)
                                          ------------    ------------ --------------
                                          ------------    ------------ --------------



The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                                      NINE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                   1998                     1997
                                                                            -------------------        ----------------
NET CASH - OPERATING ACTIVITIES:                                                  $(1,333,186)                $426,593
                                                                            -------------------        ----------------
Investing Activities
   Advances to ATRE                                                                   (28,946)               (119,220)
   Proceeds by ATRE                                                                    617,719                  40,000
   Advances to Officers                                                              (215,027)               (292,396)
   Payment of Officers' Loans Receivable                                               214,450                 129,990
   Capital Expenditures                                                                110,837                 (4,553)
   Masters and Artwork                                                                  59,686               (123,077)
                                                                            -------------------        ----------------

NET CASH - INVESTING ACTIVITIES                                                      $ 758,719             $ (369,256)
                                                                            -------------------        ----------------

FINANCING ACTIVITIES:
   Net (Increase) Decrease - Notes Payable
                                                                                       840,504                 218,613
   Payments of Lease Payable                                                            24,955                  13,237
   Exercise of Options and Warrants                                                  (111,750)                      --
   Cash Overdraft                                                                    (184,672)               (157,746)
                                                                            -------------------        ----------------
NET CASH - FINANCING ACTIVITIES                                                        569,037                  74,104
                                                                            -------------------        ----------------

NET INCREASE [DECREASE] IN CASH                                                        (5,430)                 131,441

CASH - BEGINNING OF PERIODS                                                              5,530                      --
                                                                            -------------------        ----------------

CASH - END OF PERIODS                                                                 $    100               $ 131,441
                                                                            -------------------        ----------------
                                                                            -------------------        ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
       Interest                                                                      $ 331,401         $       107,923
       Income Taxes                                                                         --                      --

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

In September of 1997, the Company negotiated a one year extension agreement for the convertible debentures and agreed to add 15% to the debentures as a deferred financing cost of $110,721 which will be amortized over one year as interest.

During fiscal 1998, there were retirements of film masters and artwork for approximately $625,000.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]

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

Depreciation expense for the nine months ended December 31, 1998 and 1997 was $75,470 and $53,085, respectively

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

Amortization expense for the nine months ended December 31, 1998 and 1997 was $70,381 and $179,613, respectively

ADVERTISING COSTS - Adverting cost are expensed as incurred. Advertising costs of $47,911 and $52,489 were expensed for the nine months ended December 31, 1998 and 1997, respectively.

BAD DEBTS - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is $296,222 at December 31, 1998.

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

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no deposits as of December 31, 1998 with financial institutions subject to a credit risk beyond the insured amount.

[2] ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 1998 net of allowance for doubtful accounts, were $1,099,837. Substantially all of the accounts receivable at December 31, 1998 have been pledged as collateral for the line of credit [See
Note 7A].

[3] INVENTORY

Inventory as of December 31, 1998 consists of:


                  Raw Material                       $        139,629
                  Finished Goods                            2,402,587
                                                     ----------------
                  TOTAL:                             $      2,542,216
                                                     ----------------
                                                     ----------------

An allowance of $280,577 has been established for idle inventory.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[4A] RELATED PARTIES RECEIVABLES

At December 31, 1998, the Company was owed $69,770 from the President of the Company for advances and loans. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. This loan amount is due in December 2001.

[4B] AMERICAN TOP REAL ESTATE ["ATRE"]

The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method.

In September 1996, a parcel of land was sold and proceeds were retained for future sewage construction needed for a 20 acre property. The Company received $121,600 from ATRE for this parcel of land in fiscal 1997.

During the year ended March 31, 1998, ATRE sold approximately 11 acres. The Company advanced an additional $80,320 to ATRE and received $220,600 from the proceeds of the parcel of 10 acres as repayment of the advances to ATRE in fiscal 1998. The Company also advanced an additional $28,946 to ATRE received approximately $617,719 from ATRE during the period April 1, 1998 through December of 1998 and anticipates another $50,000 by March 31, 1999.

At December 31, 1998, ATRE had binding sales contracts for the remaining parcels of commercial real estate owned by ATRE as these parcels of land were under development. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to list and sell the remaining parcels. ATRE continues to list these properties. Management of the Company received communication from a real estate development specialist advising the Company that an aggregate approximate value of $5,200,000 is calculated for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of these sales contracts of real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. At March 31, 1998, the Company setup a valuation allowance of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances at December 31, 1998 the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized with any certainty.

[5] COMMITMENTS

[A] ROYALTY COMMITMENTS - The Company has entered into various royalty agreements for exclusive licensing of titles for terms of one to five years. Certain agreements include minimum guaranteed payments.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[5] COMMITMENTS [CONTINUED]

[B] VIDEO AGREEMENTS - The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

[C] ACCOUNTS PAYABLE - The Company is currently delinquent on a significant amount of its accounts payable.

[D] EMPLOYMENT AGREEMENTS - In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum. As of December 31, 1998 the officers did not purchase these shares.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[5] COMMITMENTS [CONTINUED]

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[5] COMMITMENTS [CONTINUED]

In connection with the joint venture agreement, the Company loaned $18,000 at a 6% interest rate. The loan receivable was due in January 1997 and remains unpaid as of December 31, 1998. This amount is included in other receivables on the balance sheet. The joint venture partner has never performed on the agreement. In January of 1998, the Company commenced collection procedures to collect the outstanding obligation owed to the Company.

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

The following schedules shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

                                                                        YEARS ENDED
                                                                          MARCH 31,
                                                                    1998              1997
                                                                   -------           -------

Minimum Rentals                                               $      200,005    $      151,983
Less: Sublease Rentals                                                15,000            15,000
                                                              --------------    --------------

   TOTALS                                                     $      185,005    $      136,983
                                                              --------------    --------------
                                                              --------------    --------------


The following is the approximate aggregate future minimum rentals for the next five years for operating leases:

                           MARCH 31,
                           ---------
                             1999                             $      222,813
                             2000                                    221,227
                             2001                                    142,702
                             2002                                     11,700
                             2003                                         --
                                                              --------------
   TOTAL FUTURE MINIMUM LEASE PAYMENTS                        $      598,442
   -----------------------------------                        --------------
                                                              --------------


The operating leases also provide for cost escalation payments.

[B] The Company leases office space in Freehold, New Jersey for $1,950 per month. This lease expires on October 31, 2001.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]



[7] DEBT OBLIGATIONS

Notes payable consist of the following:

                                                                     DECEMBER 31, 1998
                                   ---------------------------------------------------------------------------------------
TYPE OF LOAN                          AMOUNT         CURRENT       LONG-TERM        RATE               DUE DATE
                                   ------------    ----------    -------------    --------           -------------

Installment Loan (B)                          --             --              --         10%  November 14, 1999
Notes Payable (C)                             --             --              --          8%  September 30, 1998
Lines of Credit (A)                   $1,218,970     $1,218,970              --     Various  Revolving Line of Credit
Convertible Debenture (D)                885,911        885,911              --         10%  October 31, 2000
Acquired Debt                             40,000         40,000              --              Demand
Loan Payable (E)                              --             --              --         10%  September 30, 1998
Loan Payable (F)                       1,965,525      1,965,525                          0%  Demand
                                       ---------      ---------  ---------------


TOTALS                                $4,110,406     $4,110,406  $           --
                                       ---------      ---------  ---------------
                                       ---------      ---------  ---------------


[A] LINES OF CREDIT - On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 financing arrangement. This arrangement is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.l8% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest expense for the nine months ended December 31, 1998 was approximately $258,914.

[B] INSTALLMENT LOAN - In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999. This note was paid in full on July 15,1998 for approximately $60,000. As a result, the Company recorded forgiveness of debt of approximately $66,000 in July 1998.

[C] NOTE PAYABLE FOR EQUIPMENT - On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000 [See Note 5E]. The Company classified the outstanding obligation of $87,859 at June 30, 1998 as notes payable. This note was repaid in weekly installments of $12,500 with the final payment made in September of 1998. Interest expense of approximately $5,500 was recorded for the nine months ended December 31, 1998.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[7] DEBT OBLIGATIONS [CONTINUED]

[D] CONVERTIBLE DEBENTURES PAYABLE - During the quarter ended June 30, 1996, the Company issued convertible debentures of $1,257,988 with 10% interest per annum and a 7% commission. The principle amount is convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event shall the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997 [See Note 10E and 13C].

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

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock [See Notes 10E]. In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock. This brought the total conversion of $611,598 of debentures into 10,310,745 shares as of December 31, 1998. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property [See Note 4B].

On November 2, 1998, convertible debentures with a balance of $848,861 were reinvested into a new note for approximately $925,000 for a new two year term expiring October 31, 2000 with interest of 10%. The repayment term is a weekly amount of $6,250 in 1998 and $12,500 in the years 1999 and 2000. In addition, there is an acceleration clause of repayments for certain events and a 5% late charge for any delinquent payments. The notes contain an option to convert the principal and interest balance into the common stock of the Company subject to certain pricing calculations. Collateral security includes all the assets of the Company and a personal collection guarantee as additional security to holder after subordination to primary lender [See Notes 10E].

[E] LOANS PAYABLE - In October 1997, the Company borrowed $360,000 from an unaffiliated entity with interest at 10% per year. At June 30, 1998, $91,249 was outstanding on this obligation. This note was repaid in full in September of 1998 by weekly payments of $7,500. Interest expense for the nine months ended December 31, 1998 was $4,713.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[7] DEBT OBLIGATIONS [CONTINUED]

[F] LOAN PAYABLE - In the quarter ended June 30, 1998, the Company borrowed an aggregate of $2,721,860 from GJ Products Corporation in the amount of $1,912,360 and from ATRE in the amount of $809,500 to finance certain purchases for the Company's toy inventory. Both notes are non-interest bearing loans and are due upon demand. In nine months period ended December 31 1998, the Company applied $743,935 as payment against the GJ Products Corporation's note for discounts received by them for the Company's toy inventory purchases and made payments totaling $12,400. At December 31, 1998, $1,156,025 and $809,500 were outstanding on these obligations to GJ Products Corporation and ATRE, respectively.

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

Following is a summary of property held under capital leases as of March 31, 1998:


                  Furniture, Fixtures and Equipment   $      60,150
                  Less:  Accumulated Depreciation            41,831
                                                      -------------

                  TOTALS                              $      18,319
                                                      -------------
                                                      -------------

Minimum future lease payments under capital leases as of March 31,1998 for each of the next five years and in the aggregate are:

                  Year Ending March 31,

                           1999                                   $    3,875
                           2000                                        3,598
                           2001                                        3,837
                           2002                                        3,044
                           2003                                           --
                                                                   ---------

Total Minimum Lease Payments                                          14,354
Less:  Amount Representing Interest                                    1,876
                                                                   ---------

   PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS                     $  12,478
                                                                   ---------
                                                                   ---------

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


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

As of March 31, 1998, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

             EXPIRATION
           IN YEARS ENDING                         NET OPERATING LOSS
              MARCH 31,                               CARRYFORWARDS

                2007                                 $    1,317,000
                2008                                      2,693,000
                2009                                      2,015,000
                2010                                        288,000
                2011                                      1,300,000
                2012                                        150,000
                                                     --------------

                TOTAL                                $    7,763,000
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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[10] CAPITAL STOCK [CONTINUED]


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

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock. For the year ended March 31, 1998, the Company amortized $46,134 as a non-cash financing cost, which is classified as interest expense. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock. [See Notes 7D and 13C].

On November 2, 1998, convertible debentures with a balance of $848,861 were reinvested into a new note for approximately $925,000 for a new two year term expiring October 31, 2000 with interest of 10%. The repayment term is a weekly amount of $6,250 in 1998 and $12,500 in the years 1999 and 2000. In addition, there is an acceleration clause of repayments for certain events and a 5% late charge for any delinquent payments. The notes contain an option to convert the principal and interest balance into the common stock of the Company subject to certain pricing calculations. Collateral security includes all the assets of the Company and a personal collection guarantee as additional security to holder after subordination to primary lender [See Notes 7D]

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[10] CAPITAL STOCK [CONTINUED]

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

[12] MAJOR SUPPLIER

For the nine months ended December 31, 1998, the Company had purchases from 2 suppliers that amount to approximately $701,066 or 55% of net purchases.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[12] MAJOR SUPPLIER [CONTINUED]


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

[C] CONVERTIBLE DEBENTURES - FISCAL 1997 AND 1998 - In April 1996, in connection with the convertible debentures, the Company entered into two separate consulting agreements. As per the terms of both contracts, the Company issued 1,000,000 common stock warrants [500,000 warrants per contract] at an exercise price of $.25 per share of which 46,000 shares were issued as a result of the exercise of warrants during the year ended March 31, 1997 [See Notes 7D, 10E].

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

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

[H] CANCELLATION OF OPTIONS - On July 15,1998, the Company incorporated Galaxynet International, Inc. ["GalaxyNet"] in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet intended to develop and sell internet gaming software and intended to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wagers from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 6,000,000 options to the Chief Executive Officer exercisable at $.10 in connection with this project. On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between and $3,000,000 and $10,000,000 with an enterprise who would be paid the sum of 15% of the aggregate proceeds and received finders options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share. The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently canceled the project and refunded the $250,000 to the investor and cancelled the all project related options in November, 1998.

[14] LITIGATION

The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the period ended September 30, 1998, there are no pending legal actions filed against the Company

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


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

[16] MAJOR CUSTOMERS

For the nine months ended December 31, 1998, the Company had net sales to 7 customers that amounted to approximately $2,089,895 or 57%.

[17] NEW AUTHORITATIVE PRONOUNCEMENTS

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]



[17] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

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

[18] FINANCIAL INSTRUMENTS

The following table summarizes the carrying amount and estimated fair value of the company's significant financial instruments all of which are held for nontrading purposes:

                                                                 DECEMBER 31, 1998
                                                             -------------------------

                                                            CARRYING         ESTIMATED
                                                             AMOUNT         FAIR VALUE

                  Other Receivable                      $   50,000       $   50,000
                  Long-Term Debt                        $   52,132       $   52,132

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[18] FINANCIAL INSTRUMENTS [CONTINUED]

In assessing the fair value of other receivables, it was estimated that the carrying amount approximated fair value because of the interest rate and risk factor. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

[19] SUBSEQUENT EVENTS - The Company has entered into a sublease with a subtenant beginning January 1, 1999 which requires the subtenant to pay approximately $9,494 per month from March 1, 1999 through February 2000, and $9,936 per month from March 1, 2000 through March 31, 2001, for an existing lease which requires the Company to make monthly payments of $9,274.

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1998 AND FORM 10-Q FOR THE PERIODS ENDED JUNE 30, 1998 AND SEPTEMBER 30, 1998.

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

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1997:

RESULTS OF OPERATIONS

The Company's operating loss for the nine months ended December 31, 1998 was $411,740 as compared to an operating profit of $162,493 for the same period last year. The Company's operating loss arose primarily from lower sales resulting in reduced gross profit, offset by a reduction in operating expenses of approximately $272,000.

The Company's sales for the nine months ended December 31, 1998 and 1997, were $3,671,585 and $6,987,527 respectively. The Company's sales decreased by approximately $3,316,000 from the same period a year earlier with decreased video and toy product sales of approximately $1,256,000 and $2,076,000 respectively. The lower video product sales for the period ended December 31, 1998, were primarily the result of lower purchases by three of the Company's major retailers. One of the Company's major video retailers was sold, the second retailer experienced financial difficulties and the third opted to purchase videos from the Company's competitors. The lower toy product sales when compared to the same period a year earlier was attributed to higher sales realized from the initial roll out of the Company's new toy line during the previous year's holiday season. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. The Company expects the sales to increase in the fourth quarter of fiscal year ending March 31, 1999 to partially offset lower sales experienced during the first three quarters of the current fiscal year.

Cost of sales for the nine months ended December 31, 1998 and 1997 were $2,159,797 and $4,629,521 or 59% and 66% of sales, respectively. The decrease in cost of sales as a percent to sales was primarily the result of applying discounts against cost of sales in December of 1998, which were realized by the Company for its toy products.

Gross profit for the nine months ended December 31, 1998 and 1997 were $1,511,388 and $2,358,006, or 41% and 34% of sales, respectively. The increase in gross profit as a percent to sales was primarily due to the Company applying in December of 1998, purchase discounts realized for its toy product purchases.

Operating expenses for the nine months ended December 31, 1998 and 1997 were $1,923,128 and $2,195,513, respectively. This decrease in operating expenses of approximately $272,000 was primarily the result of lower sales commissions of approximately $140,000 and lower levels of legal and bad debt expense.

Bad debt expense for the nine months ended December 31, 1998 and 1997 were $31,387 and $90,000 respectively.

Interest expense for the nine months ended December 31, 1998 and 1997 were $331,401 and $214,866, respectively. The increase in interest expense over the similar period a year earlier of approximately $117,000 was the result of higher levels of borrowing. As of December 31, 1998, the outstanding debt of the Company was approximately $4,110,000, primarily all of which is classified as current.

Interest income for the nine months ended December 31, 1998 and 1997 were $913 and $95,173, respectively. The balance of accounts receivable from ATRE was approximately $1,667,000 at December 31, 1997, and was subsequently reduced to $500,000 at March 31, 1998 as a result of a valuation adjustment of approximately $1,100,000. The lower accounts receivable from ATRE at March 31, 1998, and the subsequent cash payments from ATRE, resulted in lower accrued interest income for the nine months ended December 31, 1998 when compared to the same period a year earlier.

The Company's auditors issued a going concern report for the year ended March 31, 1998. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1997:

The Company's operating profit for the three months ended December 31, 1998 was $48,122 as compared to an operating profit of $20,841 for the same period last year. The increase in the Company's operating profit of approximately $27,000 was primarily the result of lower operating expenses.

The Company's sales for the three months ended December 31, 1998 and 1997, were $1,593,878 and $2,421,844 respectively. The Company's sales decreased by approximately $827,966 from the same period a year earlier primarily the result of lower toy product sales. The lower toy product sales when compared to the same period a year earlier was attributed to higher sales realized from the initial roll out of the Company's new toy line during the previous year's holiday season. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the three months ended December 31, 1998 and 1997 were $751,987 and $1,574,985 or 47% and 65% of sales, respectively. The decrease in cost of sales as a percent to sales was primarily the result of applying discounts against cost of sales in December of 1998, which were realized by the Company for its toy products.

Gross profit for the three months ended December 31, 1998 and 1997 were $841,891 and $846,859, or 53% and 35% of sales, respectively. The increase in gross profit as a percent to sales was primarily due to the Company applying in December of 1998, purchase discounts realized for its toy product purchases.

Operating expenses for the three months ended December 31, 1998 and 1997 were $793,769 and $826,018, respectively. This decrease in operating expenses of approximately $32,000 was primarily the result of lower sales commissions.

Interest expense for the three months ended December 31, 1998 and 1997 were $149,151 and $74,939, respectively. The increase in interest expense over the similar period a year earlier of approximately $74,000 was the result of higher levels of borrowing. As of December 31, 1998, the outstanding debt of the Company was approximately $4,110,000, primarily all of which is classified as current.

Interest income for the three months ended December 31, 1998 and 1997 were $60 and $31,782, respectively. The balance of accounts receivable due from ATRE was approximately $1,667,000 at December 31, 1997, and was subsequently reduced to $500,000 at March 31, 1998 as a result of a valuation adjustment of approximately $1,100,000. Subsequent cash payments by ATRE, reduced the balance of accounts receivable due from ATRE to $50,000 at December 31, 1998 and no accrued interest income for this receivable was required during the three months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital [deficit] at December 31, 1998 was $(2,394,747) as compared with a working capital [deficit] of $(2,537,031) at March 31, 1998.

This decrease in the working capital [deficit] of approximately $142,000 is primarily the result of the Company's non-cash adjustments to net income.

OPERATIONS

For the nine months ended December 30, 1998, cash utilized for operations was $1,333,186 as compared to $426,593 of cash generated from operations for the nine months ended December 31, 1997. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

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

INVESTING

For the nine months ended December 31, 1998 and 1997, investments in masters and artwork were $59,686 and $123,077, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

During the year ended March 31, 1998, ATRE sold approximately 11 acres. The Company advanced an additional $80,320 to ATRE and received $220,600 from the proceeds of the parcel of 10 acres as repayment of the advances to ATRE in fiscal 1998. The Company also advanced an additional $28,946 to ATRE received approximately $617,719 from ATRE during the period April 1, 1998 through December of 1998 and anticipates another $50,000 by March 31, 1999.

At December 31, 1998, ATRE has no binding sales contracts for the remaining parcels of real estate owned by ATRE as these parcels of land continue to be developed for commercial use. Contracts that were pending have not closed due to possible changes in interest rates or possible overall market conditions. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to sell the remaining parcels. In December of 1998, the Company received from a real estate development specialist an aggregate approximate valuation of $5,200,000 for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of such sales contracts of commercial real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. The Company setup a valuation allowance in the quarter ended March 31, 1998, of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized by the Company with any certainty. At December 31, 1998 the amount due from ATRE was $50,000.

FINANCING

On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 line of credit. This line of credit is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. Interest expense for the nine months ended December 31, 1998 was approximately $258,914.

In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999. This note was paid in full on July 15, 1998 for approximately $60,000. As a result, the Company recorded forgiveness of debt of approximately $66,000 in July 1998.

On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000. The Company classifies the outstanding obligation of $288,701 at March 31, 1998 as notes payable. This note was repaid in weekly installments of $12,500 with the final payment made in September of 1998. Interest expense of approximately $5,471 was recorded for the nine months ended December 31, 1998.

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

In the quarter ended June 30, 1998, the Company borrowed an aggregate of $2,721,860 from GJ Products Corporation in the amount of $1,912,360 and from ATRE in the amount of $809,500 to finance certain purchases for the Company's toy inventory. Both notes are non-interest bearing loans and are due upon demand. In nine months period ended December 31 1998, the Company applied $743,935 as payment against the GJ Products Corporation's note for discounts received by them for the Company's toy inventory purchases and made payments totaling $12,400. At December 31, 1998, $1,156,025 and $809,500 were outstanding on these obligations to GJ Products Corporation and ATRE, respectively.

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

On July 15, 1998, the Company incorporated Galaxynet International, Inc. ["GalaxyNet"] in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet intended to develop and sell internet gaming software and intends to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wagers from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 6,000,000 options to the Chief Executive Officer exercisable at $.10 in connection with this project. On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between and $3,000,000 and $10,000,000 with an enterprise who would be paid the sum of 15% of the aggregate proceeds and received finders options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share. The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently canceled the project and refunded the $250,000 to the investor and cancelled all project related options in November, 1998.

The Company owed approximately $4,110,000 in short-tem debt financing at December 31, 1998.

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

         The Company believes that the transactions set forth above were exempt from registration with the Commission pursuant to either Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. No broker-dealer or underwriter was involved in the foregoing transactions. All certificates representing such securities have been or will be appropriately legended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  EXHIBIT NO.
                  -----------

                       27                       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   Cerritos, California         DIAMOND ENTERTAINMENT CORPORATION
         February 18, 1999

                                      By:      /s/ JAMES K.T. LU
                                               ---------------------------------
                                               James K.T. Lu
                                               Chairman of the Board,
                                               Chief Executive Officer;
                                               President; Secretary and Director


                                      By:      /s/ FRED U. ODAKA
                                               ---------------------------------
                                               Fred U. Odaka
                                               Chief Financial Officer and
                                               Principal Financial Officer

                        DIAMOND ENTERTAINMENT CORPORATION
                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

27                Financial Data Schedule