Form 10QSB/A
period 1998-06-30
DIAMOND ENTERTAINMENT CORP
filed 1999-02-25
CIK 847420

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A#1

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

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

     Balance Sheet as of June 30, 1998 [Unaudited]........................................................1...2

     Statements of Operations for the three months ended
     June 30, 1998 and 1997 [Unaudited]...................................................................3

     Statements of Stockholders' Equity for the three months ended
     June 30, 1998 [Unaudited]............................................................................4

     Statements of Cash Flows for three months ended June 30, 1998 and 1997 [Unaudited].................................................................................5...7

     Notes to Financial Statements [Unaudited]............................................................8...24

Item 2:  Management's Discussion and Analysis or Plan of Operations.......................................25...31

PART 2.  OTHER INFORMATION

Item 1:  Legal Proceedings................................................................................32

Item 2:  Changes in Securities............................................................................32

Item 3:  Defaults Upon Senior Securities..................................................................32

Item 4:  Submission of Matters to a Vote of Security Holders..............................................32

Item 5:  Other Information................................................................................32

Item 6:  Exhibits and Reports on Form 8-K.................................................................32...33

Signatures................................................................................................34



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
                                                                  --------------
                                                                  --------------


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
BALANCE SHEET AS OF JUNE 30, 1998 [UNAUDITED]


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
         Accounts Payable                                             $      1,556,384
         Convertible Promissory Notes Payable                                  851,448
         Notes Payable                                                       4,283,455
         Lease Obligations Payable                                               3,430
         Accrued Expenses                                                      504,839
                                                                      ----------------
         TOTAL CURRENT LIABILITIES                                           7,199,556

LONG-TERM LIABILITIES:
         Lease Obligations Payable                                               9,602

         TOTAL LIABILITIES                                                   7,209,158
                                                                      ----------------
COMMITMENTS AND CONTINGENCIES [5] [6]                                               --
                                                                      ----------------
STOCKHOLDERS' EQUITY:
         Convertible Preferred Stock - No Par Value,
         5,000,000 Shares Authorized; 483,251 Issued
         [of which 172,923 are held in Treasury]                               376,593

         Common Stock - No Par Value,
         100,000,000 Shares Authorized;
         31,576,627 Shares Issued and Outstanding                           10,509,397

Additional Paid-in Capital                                                 (1,210,231)

Retained Earnings [Deficit]                                               (10,975,297)
                                                                      ----------------
Sub-Total                                                                  (1,299,538)
Less:    Treasury Stock [Preferred] - At Cost                                 (48,803)
         Deferred Costs [5D] [5G]                                             (50,430)
                                                                      ----------------
         TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                              (1,398,771)
                                                                      ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]         $      5,810,387
                                                                      ----------------
                                                                      ----------------



The Accompanying Notes are an Integral Part of These Financial Statements

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS [UNAUDITED]


                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                1998                 1997
                                                           ----------------    ------------------
SALES - NET                                                $       790,864     $       2,208,789

COST OF SALES                                                      579,856             1,256,174
                                                           ----------------    ------------------

GROSS PROFIT                                                       211,008               952,615
                                                           ----------------    ------------------

OPERATING EXPENSES:
   Selling Expenses                                                228,269               249,087
   General and Administrative Expenses                             240,563               449,455
   Factoring Fees                                                   43,685                    --
   Bad Debt Expense                                                    106                30,000
                                                           ----------------    ------------------

TOTAL OPERATING EXPENSES                                           512,623               728,542
                                                           ----------------    ------------------

OPERATING INCOME [LOSS]                                          (301,615)               224,073
                                                           ----------------    ------------------

OTHER EXPENSES [INCOME]:
   Interest Expense                                               118,402                 64,805
   Interest Income -       Related Party                             (790)               (31,582)
   Other Income                                                   (12,773)                  (436)
                                                           ----------------    ------------------
OTHER EXPENSES [INCOME] - NET                                     104,839                 32,787
                                                           ----------------    ------------------

NET INCOME [LOSS] BEFORE EXTRAORDINARY INCOME                    (406,454)     $         191,286
                                                           ----------------    ------------------

EXTRAORDINARY INCOME [7B]                                         (66,000)                    --
                                                           ----------------    ------------------

NET INCOME [LOSS]                                          $     (340,454)     $         191,286
                                                           ----------------    ------------------
                                                           ----------------    ------------------

NET INCOME [LOSS PER SHARE] BEFORE EXTRAORDINARY INCOME    $         (.01)     $             .01
                                                           ----------------    ------------------
                                                           ----------------    ------------------
NET INCOME [LOSS PER SHARE]                                $         (.01)     $             .01
                                                           ----------------    ------------------
                                                           ----------------    ------------------
WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING                 28,753,252             22,995,113





The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY [UNAUDITED]


                                                       CONVERTIBLE
                                                     PREFERRED STOCK             COMMON STOCK
                                                                                                      ADDITIONAL      RETAINED
                                               NUMBER OF                   NUMBER OF                   PAID-IN        EARNINGS
                                                SHARES       AMOUNT          SHARES      AMOUNT         CAPITAL       [DEFICIT]
                                                -------     --------       ----------  -----------   -----------   ------------
           BALANCE - APRIL 1, 1998              483,251     $376,593       28,753,250  $10,417,647   $(1,210,231)  $(10,634,843)
Debt Converted [7D]                                 ---          ---        2,823,077       91,750           ---            ---
Consulting Expense [5D]                             ---          ---              ---          ---           ---            ---
                                                    ---          ---              ---          ---           ---            ---
Net Income for the three months ended
   June 30, 1998                                    ---          ---              ---          ---           ---      (340,454)
                                                -------     --------       ----------  -----------   -----------   ------------

             BALANCE - JUNE 30, 1998            483,251     $376,593       31,576,627  $10,509,397   $(1,210,231)  $(10,975,297)
                                                -------     --------       ----------  -----------   -----------   ------------
                                                -------     --------       ----------  -----------   -----------   ------------




                                         TREASURY                       TOTAL
                                          STOCK                     STOCKHOLDERS'
                                       [PREFERRED]     DEFERRED        EQUITY
                                         AT COST        COSTS         [DEFICIT]
                                       -----------     --------     -------------
           BALANCE - APRIL 1, 1998       $(48,803)      $(94,180)    $(1,193,817)
Debt Converted [7D]                            ---                        91,750
Consulting Expense [5D]                        ---        43,750          43,750
                                               ---                           ---

Net Income for the three months ended
   June 30, 1998                               ---           ---        (340,454)
                                       -----------     ----------   -------------

             BALANCE - JUNE 30, 1998     $(48,803)      $(50,430)    $(1,398,771)
                                       -----------     ----------    ------------
                                       -----------     ----------    ------------



DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                       1998                   1997
                                                                       ----                   ----
NET CASH - OPERATING ACTIVITIES:                                $       (2,445,556)     $         324,544
                                                                -------------------     ------------------
Investing Activities
   Advances to ATRE                                                             --                 (8,220)
   Proceeds by ATRE                                                         82,020                     --
   Advances to Officers                                                         --                     --
   Payment of Officers' Loans Receivable                                        --                  1,682
   Repayment to Officers                                                        --                     --
   Capital Expenditures                                                    (32,795)                    --
   Masters and Artwork                                                     (17,443)                    --
                                                                -------------------     ------------------

NET CASH - INVESTING ACTIVITIES                                             31,782                 (6,538)
                                                                -------------------     ------------------

FINANCING ACTIVITIES:
   Proceeds from Notes Payable                                           5,396,450              1,568,881
   Payment of Notes Payable                                             (2,794,498)            (1,804,700)
   Payments of Lease Payable                                                (1,322)                (6,175)
   Proceeds from Convertible Promissory Note Payable                            --                     --
   Cash Overdraft                                                         (189,310)               (76,012)
                                                                -------------------     ------------------
NET CASH - FINANCING ACTIVITIES                                          2,411,320               (318,006)
                                                                -------------------     ------------------

NET INCREASE [DECREASE] IN CASH                                             (2,424)                    --
                                                                -------------------     ------------------
                                                                                                       --
CASH - BEGINNING OF PERIODS                                                  5,530                     --
                                                                -------------------     ------------------

   CASH - END OF PERIODS                                        $            3,106      $              --
                                                                -------------------     ------------------
                                                                -------------------     ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
       Interest                                                 $          118,172      $           68,373
       Income Taxes                                             $               --      $               --




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

Depreciation expense for the three months ended June 30, 1998 and 1997 was $24,333 and $18,103, respectively.

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

Amortization expense for the three months ended June 30, 1998 and 1997 was $30,127 and $67,355, respectively.

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

[2] ACCOUNTS RECEIVABLE - Accounts receivable at June 30, 1998 net of allowance for doubtful accounts, were $402,590. Substantially all of the accounts receivable at December 31, 1997, have been pledged as collateral for the line of credit [See Note 7A].

[3] INVENTORY

Inventory as of June 30, 1998 consists of:


                  Raw Materials                      $     122,827
                  Finished Good                          3,453,958
                                                     -------------
                  TOTAL:                             $   3,576,785
                  ------                             -------------
                                                     -------------



An allowance of $280,577 has been established for idle inventory.

[4A] RELATED PARTIES RECEIVABLES

At June 30, 1998, the Company was owed $69,770 from the President of the Company for advances and loans. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. This loan amount is due in December 2001.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[5] COMMITMENTS [CONTINUED]

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

[F] TERMINATION OF EMPLOYMENT - On December 21, 1995, an officer and director of the Company resigned and terminated his employment agreement with the Company as part of a settlement agreement. Effective January 1, 1996 and ending December 31, 1996, the Company entered into a monthly $10,000 consulting agreement with this individual. The individual agreed to surrender 30,769 shares of preferred stock and 10,000 shares of common stock upon execution of the

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[5] COMMITMENTS [CONTINUED]

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


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

[B] The Company leases office space in Freehold, New Jersey for $1,950 per month. This lease expires on October 31, 2001.

[7] DEBT OBLIGATIONS

Notes payable consist of the following:


                                                                             JUNE 30, 1998
                                                     -------------------------------------------------------
TYPE OF LOAN                          AMOUNT         CURRENT       LONG-TERM        RATE            DUE DATE
------------                          ------         -------       ---------        ----            --------
Installment Loan (B)                  $  125,970      $ 125,970          --         10%  November 14, 1999
Notes Payable (C)                         87,859         87,859          --          8%  September 30, 1998
Lines of Credit (A)                    1,253,948      1,253,948          --     Various  Revolving Line of Credit
Convertible Debenture (D)                851,448        851,448          --         10%  October 31, 2000
Acquired Debt                             40,000         40,000          --              Demand
Loan Payable (E)                          91,249         91,249          --         10%  September 30, 1998
Loan Payable (F)                       2,684,429      2,684,429                      0%  Demand
                                      ----------     ----------    ---------

TOTALS                                $5,134,903     $5,134,903    $     --
------                                ----------     ----------    ---------
                                      ----------     ----------    ---------


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

[B] INSTALLMENT LOAN - In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999. This note was paid in full on July 15,1998 for approximately $60,000. As a result, the Company recorded forgiveness of debt of approximately $66,000 in June 1998.

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

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock [See Notes 10E and 19C]. In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock [See Note 7D]. This brought the total conversion of $611,598 of debentures into 10,310,745 shares as of June 30, 1998. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property [See Note 4B].

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

Following is a summary of property held under capital leases as of March 31, 1998:


                  Furniture, Fixtures and Equipment      $   60,150
                  Less:  Accumulated Depreciation            41,831
                                                         ----------
                  TOTALS                                 $   18,319
                                                         ----------
                                                         ----------



Minimum future lease payments under capital leases as of March 31,1998 for each of the next five years and in the aggregate are:

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[8] CAPITAL LEASES [CONTINUED]


                  Year Ending March 31,
                           1999                   $    3,875
                           2000                        3,598
                           2001                        3,837
                           2002                        3,044
                           2003                           --
                                                  ----------

Total Minimum Lease Payments                          14,354
Less:  Amount Representing Interest                    1,876
                                                  ----------

   PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS    $   12,478
   -------------------------------------------    ----------
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

As of March 31, 1998, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:


             EXPIRATION
           IN YEARS ENDING                         NET OPERATING LOSS
              MARCH 31,                               CARRYFORWARDS
           ---------------                         ------------------
                2007                                 $    1,317,000
                2008                                      2,693,000
                2009                                      2,015,000
                2010                                        288,000
                2011                                      1,300,000
                2012                                        150,000
                                                     --------------
                TOTAL                                $    7,763,000
                -----                                --------------
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

[E] CONVERSION OF DEBENTURES PAYABLE - During the quarter ended June 30, 1996, the Company issued convertible debentures of $1,257,988 with 10% interest per annum and a 7% commission. The principal amount is convertible in whole or in part into shares of the common stock of the Company at a conversion formula based upon average closing bid prices. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to twoconsultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997 [See Notes 7D and 13C]. In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock [See Note 7D].

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

[11] EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common shares outstanding as restated to include the number of shares issued in the business combination with TAV reflecting

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[11] EARNINGS PER SHARE [CONTINUED]

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


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

[17] NEW AUTHORITATIVE PRONOUNCEMENTS

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS No. 130 as of April 1, 1998. SFAS No. 130 does not have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 could have an impact on the Company.

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


                                              JUNE 30, 1998
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

[B] CANCELLATION OF PROPOSED FINANCING - On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between and $3,000,000 and $10,000,000 with an enterprise who will be paid the sum of 15% of the aggregate proceeds and received finders options

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[19] SUBSEQUENT EVENTS [CONTINUED]

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

[I] EXERCISE OF WARRANTS - In July of 1998, the Company raised $20,000 from the exercise of warrants for 200,000 shares of the Company's common stock [See Note 13F].

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

RESULTS OF OPERATIONS

The Company's net loss for the three months ended June 30, 1998 was approximately $340,000 as compared to a net income of approximately $191,000 for the same period last year. The primary reason for the increase in net loss was the Company's operating loss of approximately $302,000.

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

OPERATIONS

For the three months ended June 30, 1998, cash utilized for operations was $2,445,526 as compared to $324,544 of cash generated from operations for the three months ended June 30, 1997. The Company borrowed in June 1998, approximately $2,700,000 in short term loans from two companies and the borrowings were used primarily for the purposes of reducing the Company's accounts payable [See Note 7F]. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

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

Dated:   Cerritos, California       DIAMOND ENTERTAINMENT CORPORATION
         February 24, 1999

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


