Form 10QSB/A
period 1998-09-30
DIAMOND ENTERTAINMENT CORP
filed 1999-02-25
CIK 847420

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

         Notes to Financial Statements [Unaudited]........................................................8...25

Item 2:  Management's Discussion and Analysis or Plan of Operations.......................................26...32

PART 2.  OTHER INFORMATION

Item 1:  Legal Proceedings................................................................................33

Item 2:  Changes in Securities............................................................................33...34

Item 3:  Defaults Upon Senior Securities..................................................................34

Item 4:  Submission of Matters to a Vote of Security Holders..............................................34

Item 5:  Other Information................................................................................34

Item 6:  Exhibits and Reports on Form 8-K.................................................................34

Signatures................................................................................................35

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
                                                                                                   ----------------
                                                                                                   ----------------

The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
BALANCE SHEET AS OF SEPTEMBER 30, 1998 [UNAUDITED]


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
         Accounts Payable                                                                          $      1,551,213
         Convertible Promissory Notes Payable                                                               851,448
         Notes Payable                                                                                    4,099,462
         Lease Obligations Payable                                                                            2,594
         Accrued Expenses                                                                                   493,912
                                                                                                   ----------------
         TOTAL CURRENT LIABILITIES                                                                        6,998,629

LONG-TERM LIABILITIES:
         Lease Obligations Payable                                                                            9,602

         TOTAL LIABILITIES                                                                                7,008,231
                                                                                                   ----------------
COMMITMENTS AND CONTINGENCIES [5] [6]                                                                           ---
                                                                                                   ----------------
STOCKHOLDERS' EQUITY:
         Convertible Preferred Stock - No Par Value,
         5,000,000 Shares Authorized; 483,251 Issued
         [of which 172,923 are held in Treasury]                                                            376,593
         Common Stock - No Par Value,
         100,000,000 Shares Authorized;
         31,776,327 Shares Issued and Outstanding                                                        10,529,397

Additional Paid-in Capital                                                                              (1,160,231)

Retained Earnings [Deficit]                                                                            (11,227,087)

Sub-Total                                                                                               (1,481,328)
Less:    Treasury Stock [Preferred] - At Cost                                                              (48,803)
         Deferred Costs [5D] [5G]                                                                          (50,430)
                                                                                                   ----------------
         TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                                                           (1,580,561)
                                                                                                   ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]                                    $        5,427,670
                                                                                                   ----------------
                                                                                                   ----------------

The Accompanying Notes are an Integral Part of These Financial Statements

DIAMOND ENTERTAINMENT CORPORATION
STATEMENT OF OPERATIONS [UNAUDITED]

                                                            Three months ended                        Six months ended
                                                               September 30,                           September 30,
                                                          1998                 1997                1998                1997
                                                    -----------------    -----------------    ---------------     ----------------
SALES - NET                                               $1,286,443           $2,356,894         $2,077,307           $4,565,683

COST OF SALES                                                827,954            1,798,362          1,407,810            3,054,536
                                                    -----------------    -----------------    ---------------     ----------------

GROSS PROFIT                                                 458,489              558,532            669,497            1,511,147
                                                    -----------------    -----------------    ---------------     ----------------

OPERATING EXPENSES:
   Selling Expenses                                          243,217              336,951            471,486              586,038
   General and Administrative Expenses                       388,788              273,765            629,351              723,220
   Factoring Fees                                             14,731                  327             58,416                  237
   Bad Debt Expense                                               --               30,000                106               60,000
                                                    -----------------    -----------------    ---------------     ----------------
TOTAL OPERATING EXPENSES                                     646,736              641,043          1,159,359            1,369,585
                                                    -----------------    -----------------    ---------------     ----------------

OPERATING INCOME [LOSS]                                    (188,247)             (82,511)          (489,862)              141,562
                                                    -----------------    -----------------    ---------------     ----------------

OTHER EXPENSES [INCOME]:
   Interest Expense                                           63,848               75,122            182,250              139,927
   Interest Income -       Related Party                        (63)             (31,809)              (853)             (63,391)
   Other Income                                                (242)            (135,412)           (13,015)            (135,848)
                                                    -----------------    -----------------    ---------------     ----------------
OTHER EXPENSES [INCOME] - NET                        $       63,543              (92,099)            168,382             (59,312)
                                                    -----------------    -----------------    ---------------     ----------------

NET INCOME [LOSS] BEFORE
   EXTRAORDINARY INCOME                                    (251,790)                9,588          (658,244)              200,874
                                                    -----------------    -----------------    ---------------     ----------------

EXTRAORDINARY INCOME                                              --                   --           (66,000)                   --
                                                    -----------------    -----------------    ---------------     ----------------

NET INCOME [LOSS]                                   $      (251,790)     $          9,588      $   (592,244)        $     200,874
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------

NET INCOME [LOSS PER SHARE] BEFORE
   EXTRAORDINARY INCOME                                    $   (.01)                   --          $   (.02)             $    .01
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------
NET INCOME [LOSS PER SHARE]                                $   (.01)                   --          $   (.02)             $    .01
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                      31,709,660           13,837,280         26,640,079           13,837,280
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------

The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY [UNAUDITED]


                                                       CONVERTIBLE               COMMON STOCK         ADDITIONAL
                                                     PREFERRED STOCK                                   PAID-IN        RETAINED
                                                 NUMBER OF                 NUMBER OF                   --------       EARNINGS
                                                   SHARES       AMOUNT       SHARES       AMOUNT        CAPITAL       [DEFICIT]
                                                    --------     --------   ----------  -----------   ------------  ------------
           BALANCE - APRIL 1, 1998                   483,251     $376,593   28,753,250  $10,417,647   $(1,210,231)  $(10,634,843)
Debt Converted [7D]                                      ---          ---    2,823,077       91,750            ---            ---
Consulting Expense [5D]                                  ---          ---          ---          ---            ---            ---

Guarantee Debt [13G]                                     ---          ---          ---          ---        50,000             ---
Exercise of Options[13F]                                                       200,000       20,000
Debt Converted                                                                                                 ---            ---

Net Income for the six months ended
   September 30, 1998                                    ---          ---          ---          ---            ---      (592,244)
                                                    --------     --------   ----------  -----------   ------------  ------------
          BALANCE - SEPTEMBER 30, 1998               483,251     $376,593   31,776,327  $10,529,397   $(1,160,231)  $(11,227,087)
                                                    --------     --------   ----------  -----------   ------------  ------------
                                                    --------     --------   ----------  -----------   ------------  ------------


                                                  TREASURY                       TOTAL
                                                   STOCK                     STOCKHOLDERS'
                                                [PREFERRED]     DEFERRED        EQUITY
                                                  AT COST         COSTS        [DEFICIT]
                                                  ----------      --------     ------------
           BALANCE - APRIL 1, 1998                 $(48,803)      $(94,180)    $ (1,193,817)
Debt Converted [7D]                                      ---                         91,750
Consulting Expense [5D]                                  ---        43,750           43,750

Guarantee Debt [13G]                                     ---                         50,000
Exercise of Options[13F]                                                             20,000
Debt Converted                                           ---          ---               ---
Net Income for the six months ended
   September 30, 1998                                    ---          ---          (592,244)
                                                  ----------      --------     ------------
          BALANCE - SEPTEMBER 30, 1998             $(48,803)      $(50,430)    $ (1,580,561)
                                                  ----------      --------     ------------
                                                  ----------      --------     ------------


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                            Three months ended                        Six months ended
                                                               September 30,                           September 30,
                                                          1998                1997                 1998                 1997
                                                    -----------------    ---------------     -----------------     ---------------
NET CASH - OPERATING ACTIVITIES:                          $(271,871)          $713,858          $(2,717,397)          $1,038,402
Investing Activities
   Advances to ATRE                                               --           (67,400)                  --            (75,620)
   Proceeds by ATRE                                         341,800             40,000              423,820              40,000
   Advances to Officers                                           --          (133,223)                  --           (131,541)
   Payment of Officers' Loans
      Receivable                                                  --           129,900                   --             129,900
   Capital Expenditures                                      (2,495)            (3,953)             (35,290)             (3,953)
   Masters and Artwork                                      (25,048)          (101,993)             (42,491)           (101,993)
                                                    -----------------    ---------------     -----------------     ---------------
NET CASH - INVESTING ACTIVITIES                            $314,257          $(136,669)           $ 346,039         $ (143,207)
                                                    -----------------    ---------------     -----------------     ---------------

FINANCING ACTIVITIES:
   Proceeds from Notes Payable                            1,283,775                               6,680,225
   Payment of Notes Payable                              (1,467,769)           (23,546)          (4,262,267)           (259,365)
   Payments of Lease Payable                                 (1,660)            (3,720)              (2,982)             (9,895)
   Exercise of Options and Warrants                          20,000                                  20,000
   Cash Overdraft                                           120,209            (81,734)             (69,101)           (157,746)
                                                    -----------------    ---------------     -----------------     ---------------
NET CASH - FINANCING ACTIVITIES                             (45,445)          (109,000)           2,365,875            (427,006)
                                                    -----------------    ---------------     -----------------     ---------------

NET INCREASE [DECREASE] IN CASH                              (3,059)           468,189               (5,483)            468,189

CASH - BEGINNING OF PERIODS                                   3,106                 --                5,530                  --
                                                    -----------------    ---------------     -----------------     ---------------

CASH - END OF PERIODS                                       $    47          $ 468,189               $   47           $ 468,189
                                                    -----------------    ---------------     -----------------     ---------------
                                                    -----------------    ---------------     -----------------     ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
   Cash paid during the periods for:
       Interest                                            $  93,753           $  8,057             $ 211,925          $ 76,430
       Income Taxes                                               --                 --                    --                --

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

Depreciation expense for the six months ended September 30, 1998 and 1997 was $40,807 and $37,215, respectively.

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

Amortization expense for the six months ended September 30, 1998 and 1997 was $60,254 and $134,710, respectively.

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

[3] INVENTORY

Inventory as of September 30, 1998 consists of:

                  Raw Material                       $        119,838
                  Finished Goods                            3,157,113
                                                            ---------
                  TOTAL:                             $      3,276,959
                  ------                             ----------------
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

[B] The Company leases office space in Freehold, New Jersey for $1,950 per month. This lease expires on October 31, 2001.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[7] DEBT OBLIGATIONS

Notes payable consist of the following:

                                                                     September 30, 1998
                                   ---------------------------------------------------------------------------------------
TYPE OF LOAN                          AMOUNT         CURRENT       LONG-TERM        RATE               DUE DATE
------------                          ----------     ----------  ---------------    -------  -----------------------------
Installment Loan (B)                          --             --              --         10%  November 14, 1999
Notes Payable (C)                             --             --              --          8%  September 30, 1998
Lines of Credit (A)                   $1,384,433     $1,384,433              --     Various  Revolving Line of Credit
Convertible Debenture (D)                851,448        851,448              --         10%  October 31, 2000
Acquired Debt                             40,000         40,000              --              Demand
Loan Payable (E)                              --             --              --         10%  September 30, 1998
Loan Payable (F)                       2,675,029      2,675,029                          0%  Demand
                                       ---------      ---------  ----------------

TOTALS                                $4,950,910     $4,950,910  $           --
------                                ----------     ----------  ----------------
                                      ----------     ----------  ----------------

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

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

Following is a summary of property held under capital leases as of March 31, 1998:

                  Furniture, Fixtures and Equipment  $       60,150
                  Less:  Accumulated Depreciation            41,831
                                                     --------------
                  TOTALS                             $       18,319
                                                     --------------
                                                     --------------

Minimum future lease payments under capital leases as of March 31,1998 for each of the next five years and in the aggregate are:

                  Year Ending March 31,
                           1999                                   $    3,875
                           2000                                        3,598
                           2001                                        3,837
                           2002                                        3,044
                           2003                                           --
                                                                  ----------

Total Minimum Lease Payments                                          14,354
Less:  Amount Representing Interest                                    1,876
                                                                  ----------

   PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS       $       12,478
   -------------------------------------------       --------------
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

As of March 31, 1998, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[9] INCOME TAXES [CONTINUED]


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

[F] CONSULTING AGREEMENT - FISCAL 1998 - In August 1997, the Company issued 2,050,000 common stock warrants at an exercise price of $.10 per share as part of a consulting agreement entered into, whose term ends August 1999. Deferred consulting costs of $100,000 resulting from this transaction was recorded at the fair market value of the services rendered and approximately $31,000 was expensed for the year ended March 31, 1998 [See Note 5G]. In July of 1998, the Company raised $20,000 from the exercise of warrants for 200,000 shares of the Company's common stock.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[18] FINANCIAL INSTRUMENTS

The following table summarizes the carrying amount and estimated fair value of the company's significant financial instruments all of which are held for nontrading purposes:


                                                                 MARCH 31, 1998
                                                        ------------------------------
                                                            CARRYING         ESTIMATED
                                                             AMOUNT         FAIR VALUE
                                                        ------------       -----------
                  Other Receivable                      $    76,181        $   76,181
                  Long-Term Debt                        $     9,602        $    9,602

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

RESULTS OF OPERATIONS

The Company's net loss for the six months ended September 30, 1998 was approximately $592,000 as compared to a net income of approximately 201,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $490,000.

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

OPERATIONS

For the six months ended September 30, 1998, cash utilized for operations was $2,717,397 as compared to $1,038,402 of cash generated from operations for the six months ended September 30, 1997. The Company borrowed in June of 1998, approximately $2,700,000 in short term loans from two companies and the borrowings were used primarily to reduce the Company's accounts payable balance [See Note 7F]. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

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

Exhibit
Number
-------

27         Financial Data Schedule