Form 10QSB/A
period 1998-12-31
DIAMOND ENTERTAINMENT CORP
filed 1999-02-25
CIK 847420

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

         Notes to Financial Statements [Unaudited]........................................................8...25

Item 2:  Management's Discussion and Analysis or Plan of Operations.......................................26...34

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
                                                                ----------------
                                                                ----------------


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
BALANCE SHEET AS OF DECEMBER 31, 1998 [UNAUDITED]


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
         Accounts Payable                                        $      1,444,550
         Convertible Promissory Notes Payable                             885,911
         Notes Payable                                                  3,224,495
         Lease Obligations Payable                                         23,381
         Accrued Expenses                                                 559,724
                                                                 ----------------
         TOTAL CURRENT LIABILITIES                                      6,138,061

LONG-TERM LIABILITIES:
         Lease Obligations Payable                                         52,132

         TOTAL LIABILITIES                                              6,190,193
                                                                 ----------------
COMMITMENTS AND CONTINGENCIES [5] [6]                                         ---
                                                                 ----------------
STOCKHOLDERS' EQUITY:
         Convertible Preferred Stock - No Par Value,
         5,000,000 Shares Authorized; 483,251 Issued
         [of which 172,923 are held in Treasury]                          376,593
         Common Stock - No Par Value,
         100,000,000 Shares Authorized;
         33,275,850 Shares Issued and Outstanding                      10,559,397

Additional Paid-in Capital                                             (1,160,231)

Retained Earnings [Deficit]                                           (11,218,239)
                                                                 ----------------
Sub-Total                                                              (1,442,480)
Less:    Treasury Stock [Preferred] - At Cost                             (48,803)
         Deferred Costs [5D] [5G]                                          (6,680)
                                                                 ----------------
         TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                          (1,497,963)
                                                                 ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]    $      4,692,230
                                                                 ----------------
                                                                 ----------------


The Accompanying Notes are an Integral Part of These Financial Statements

DIAMOND ENTERTAINMENT CORPORATION
STATEMENT OF OPERATIONS [UNAUDITED]


                                                            Three months ended                       Nine months ended
                                                               December 31,                             December 31,
                                                          1998                 1997                1998                1997
                                                    -----------------    -----------------    ---------------     ----------------
SALES - NET                                               $1,593,878     $      2,421,844     $    3,671,185      $     6,987,527

COST OF SALES                                                751,987            1,574,985          2,159,797            4,629,521
                                                    -----------------    -----------------    ---------------     ----------------

GROSS PROFIT                                                 841,891              846,859          1,511,388            2,358,006
                                                    -----------------    -----------------    ---------------     ----------------
OPERATING EXPENSES:
   Selling Expenses                                          324,170              351,485            795,656              937,523
   General and Administrative Expenses                       458,729              397,637          1,088,080            1,120,767
   Factoring Fees                                              9,589               46,896             68,005               47,223
   Bad Debt Expense                                           31,281               30,000             31,387               90,000
                                                    -----------------    -----------------    ---------------     ----------------
TOTAL OPERATING EXPENSES                                     823,769              826,018          1,983,128            2,195,513
                                                    -----------------    -----------------    ---------------     ----------------

OPERATING INCOME [LOSS]                                       18,122               20,841           (471,740)             162,493
                                                    -----------------    -----------------    ---------------     ----------------

   Interest Expense                                          149,151              74,939             331,401              214,866
   Interest Income -       Related Party                         (60)            (31,782)               (913)             (95,173)
   Other Income                                             (139,817)            (21,703)           (152,832)            (157,551)
                                                    -----------------    -----------------    ---------------     ----------------
OTHER EXPENSES [INCOME] - NET                                  9,274              21,454             177,656              (37,858)
                                                    -----------------    -----------------    ---------------     ----------------
NET INCOME [LOSS] BEFORE
   EXTRAORDINARY INCOME                                        8,848                (613)           (649,396)             200,351
                                                    -----------------    -----------------    ---------------     ----------------

EXTRAORDINARY INCOME [7B]                                         --                  --             (66,000)                  --
                                                    -----------------    -----------------    ---------------     ----------------

NET INCOME [LOSS]                                   $          8,848     $          (613)     $     (583,396)     $       200,351
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------
NET INCOME [LOSS PER SHARE] BEFORE
   EXTRAORDINARY INCOME                             $             --     $            --      $         (.02)     $           .01
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------
NET INCOME [LOSS PER SHARE]                         $             --     $            --      $         (.02)     $           .01
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------
WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING            32,766,009           23,146,220         29,258,695           19,555,702
                                                    -----------------    -----------------    ---------------     ----------------
                                                    -----------------    -----------------    ---------------     ----------------



The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY [UNAUDITED]


                                                       Convertible
                                                     Preferred Stock             Common Stock         Additional      Retained
                                                 Number of                 Number of                   Paid-in        Earnings
                                                   Shares       Amount       Shares       Amount        Capital       [Deficit]
                                                 ---------      ------     ---------      ------      ----------      ---------
           BALANCE - APRIL 1, 1998               483,251      $376,593    28,753,250   $10,417,647   $(1,210,231)    $(10,634,843)

Debt Converted [7D]                                  ---          ---      2,823,077        91,750         ---            ---

Consulting Expense [5D]                              ---          ---          ---          ---            ---            ---

Guarantee Debt [13G]                                 ---          ---          ---          ---           50,000          ---

Exercise of Options[13D]                                                     200,000        20,000

Settlement Agreement [10I]                                                 1,499,523        30,000         ---            ---
Net Income for the nine months ended
   December 31, 1998                                 ---          ---          ---          ---            ---          (583,396)
                                                 -------      --------   ----------  -----------   -----------       ------------

           BALANCE - DECEMBER 31, 1998           483,251      $376,593   33,275,850  $10,559,397   $(1,160,231)      $(11,218,239)
                                                 -------      --------   ----------  -----------   -----------       ------------
                                                 -------      --------   ----------  -----------   -----------       ------------



                                         Treasury                        Total
                                           Stock                     Stockholders'
                                        [Preferred]     Deferred        Equity
                                          At Cost         Costs        [Deficit]
                                        -----------     --------     ------------

          BALANCE - APRIL 1, 1998       $   (48,803)    $   (94,180)    $(1,193,817)

Debt Converted [7D]                              ---                        91,750

Consulting Expense [5D]                          ---         87,500         87,500

Guarantee Debt [13G]                             ---                        50,000

Exercise of Options[13D]                                                    20,000

Settlement Agreement [10I]                       ---            ---         30,000

Net Income for the nine months ended
   December 31, 1998                             ---            ---       (583,396)
                                        ------------    -----------    ------------
           BALANCE - DECEMBER 31, 1998  $   (48,803)    $    (6,680)    $(1,497,963)
                                        ------------    -----------    ------------
                                        ------------    -----------    ------------


The Accompanying Notes are an Integral Part of These Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS [UNAUDITED]



                                                          Nine months ended
                                                             December 31,
                                                       1998                     1997
                                                -------------------        ----------------
NET CASH - OPERATING ACTIVITIES:                      $(1,810,931)                $426,593
                                                -------------------        ----------------
Investing Activities
   Advances to ATRE                                       (28,946)                (119,220)
   Proceeds by ATRE                                       617,719                   40,000
   Advances to Officers                                  (215,027)                (292,396)
   Payment of Officers' Loans Receivable                  214,450                  129,990
   Capital Expenditures                                  (110,837)                  (4,553)
   Masters and Artwork                                    (59,686)                (123,077)
                                                -------------------        ----------------

NET CASH - INVESTING ACTIVITIES                 $         417,673          $      (369,256)
                                                -------------------        ----------------

FINANCING ACTIVITIES:
   Proceeds from Notes Payable                          8,569,448                  218,613
   Payment of Notes Payable                            (6,991,993)
   Payments of Lease Payable                              (24,955)                  13,237
   Exercise of Options and Warrants                        20,000                       --
   Cash Overdraft                                        (184,672)                (157,746)
                                                -------------------        ----------------
NET CASH - FINANCING ACTIVITIES                         1,387,828                   74,104
                                                -------------------        ----------------

NET INCREASE [DECREASE] IN CASH                            (5,430)                 131,441

CASH - BEGINNING OF PERIODS                                 5,530                       --
                                                -------------------        ----------------

CASH - END OF PERIODS                           $             100          $       131,441
                                                -------------------        ----------------
                                                -------------------        ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
   Cash paid during the periods for:
       Interest                                 $         331,401          $       107,923
       Income Taxes                                            --                       --


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

Depreciation expense for the nine months ended December 31, 1998 and 1997 was $75,470 and $53,085, respectively.

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

Amortization expense for the nine months ended December 31, 1998 and 1997 was $70,381 and $179,613, respectively.

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

[3] INVENTORY

Inventory as of December 31, 1998 consists of:

                  Raw Material                       $        139,629
                  Finished Goods                            2,402,587
                                                     ----------------
                  TOTAL:                             $      2,542,216
                  ------                             ----------------
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

The following schedules shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:


                                                 Years ended
                                                   March 31,
                                             1998              1997
                                            -------           -------
Minimum Rentals                        $      200,005    $      151,983
Less: Sublease Rentals                         15,000            15,000
                                       --------------    --------------

   TOTALS                              $      185,005    $      136,983
   ------                              --------------    --------------
                                       --------------    --------------

The following is the approximate aggregate future minimum rentals for the next five years for operating leases:


                           March 31,
                           --------
                             1999              $      222,813
                             2000                     221,227
                             2001                     142,702
                             2002                      11,700
                             2003                          --
                                               --------------
   TOTAL FUTURE MINIMUM LEASE PAYMENTS         $      598,442
   -----------------------------------         --------------
                                               --------------

The operating leases also provide for cost escalation payments.

[B] The Company leases office space in Freehold, New Jersey for $1,950 per month. This lease expires on October 31, 2001.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[7] DEBT OBLIGATIONS

Notes payable consist of the following:


                                                                     December 31, 1998
                                   ---------------------------------------------------------------------------------------
Type of Loan                          Amount         Current       Long-Term        Rate               Due date
Installment Loan (B)                          --             --              --         10%  November 14, 1999
Notes Payable (C)                             --             --              --          8%  September 30, 1998
Lines of Credit (A)                   $1,218,970     $1,218,970              --     Various  Revolving Line of Credit
Convertible Debenture (D)                885,911        885,911              --         10%  October 31, 2000
Acquired Debt                             40,000         40,000              --              Demand
Loan Payable (E)                              --             --              --         10%  September 30, 1998
Loan Payable (F)                       1,965,525      1,965,525              --          0%  Demand
                                       ---------      ---------  ----------------

TOTALS                                $4,110,406     $4,110,406  $           --
                                       ---------      ---------  ----------------
                                       ---------      ---------  ----------------

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

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

[18] FINANCIAL INSTRUMENTS

The following table summarizes the carrying amount and estimated fair value of the company's significant financial instruments all of which are held for nontrading purposes:


                                                     December 31, 1998
                                              --------------------------
                                              Carrying         Estimated
                                               Amount         Fair Value
                                               ------         ----------
      Other Receivable                      $   50,000       $   50,000
      Long-Term Debt                        $   52,132       $   52,132

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

[19] SUBSEQUENT EVENTS

[A] LEASE - The Company has entered into a sublease with a subtenant beginning January 1, 1999 which requires the subtenant to pay approximately $9,494 per month from March 1, 1999 through February 2000, and $9,936 per month from March 1, 2000 through March 31, 2001, for an existing lease which requires the Company to make monthly payments of $9,274.

[B] CONSULTANT AGREEMENTS - On January 10, 1999, the Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 4,700,000 of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000.

In February, 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001.

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

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1997:

RESULTS OF OPERATIONS

The Company's net loss for the nine months ended December 31, 1998 was approximately $553,000 as compared to a net income of approximately $200,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $472,000.

The Company's operating loss for the nine months ended December 31, 1998 was $471,740 as compared to an operating profit of $162,493 for the same period last year. The Company's operating loss arose primarily from lower sales resulting in reduced gross profit, offset by a reduction in operating expenses of approximately $212,000.

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

Cost of sales for the nine months ended December 31, 1998 and 1997 were $2,159,797 and $4,629,521 or 59% and 66% of sales, respectively. The decrease in cost of sales as a percent to sales was primarily the result of the acquisition of three new video loaders and reduction of packaging costs which reduced its production costs of its video product line.

Gross profit for the nine months ended December 31, 1998 and 1997 were $1,511,388 and $2,358,006, or 41% and 34% of sales, respectively. The increase in gross profit as a percent to sales was primarily due to the Company's reduction in cost of sales as mentioned above.

Operating expenses for the nine months ended December 31, 1998 and 1997 were $1,983,128 and $2,195,513, respectively. This decrease in operating expenses of approximately $212,000 was primarily the result of lower sales commissions of approximately $140,000 and lower levels of legal and bad debt expense.

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

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1997:

The Company's operating profit for the three months ended December 31, 1998 was $18,122 as compared to an operating profit of $20,841 for the same period last year. The decrease in the Company's operating profit of approximately $3,000 was primarily the result of lower operating expenses.

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

Cost of sales for the three months ended December 31, 1998 and 1997 were $751,987 and $2,159,797 or 47% and 65% of sales, respectively. The decrease in cost of sales as a percent to sales was primarily the result of the acquisition of three new video loaders and reduction of packaging costs which reduced the production costs of its video product line.

Gross profit for the three months ended December 31, 1998 and 1997 were $841,891 and $846,859, or 53% and 35% of sales, respectively. The increase in gross profit as a percent to sales was primarily due to the Company's reduction in cost of sales as mentioned above.

Operating expenses for the three months ended December 31, 1998 and 1997 were $823,769 and $826,018, respectively. This decrease in operating expenses of approximately $3,000 was primarily the result of lower sales commissions.

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

OPERATIONS

For the nine months ended December 30, 1998, cash utilized for operations was $1,810,931 as compared to $426,593 of cash generated from operations for the nine months ended December 31, 1997. The Company borrowed in June of 1998, approximately $2,700,000 in short term loans from two companies and the borrowings were used primarily to reduce the Company's accounts payable balance [See Note 7F]. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

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