Form 10KSB
period 1999-03-31
DIAMOND ENTERTAINMENT CORP
filed 1999-07-14
CIK 847420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       [ X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1999

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-17953

                           -------------------------
                        DIAMOND ENTERTAINMENT CORPORATION
                 (Name of small business issuer in its charter)

           NEW JERSEY                                           22-2748019
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                          Identification Number)

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

The issuer's revenue for the fiscal year ended March 31, 1999 totaled
$4,549,525.

The aggregate market value of registrant's Common Stock held by non-affiliates based upon the closing bid price on June 30, 1999, as reported by the OTC Bulletin Board, was approximately $8,493,560.

As of June 30, 1999, there were 59,782,521 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:     Yes [   ]   No [ X ]

                           FORWARD LOOKING INFORMATION

         THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY THAT ARE BASED ON THE BELIEFS OF THE COMPANY OR MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY OR MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," "WILL," "PLAN," "SHOULD," "SEEK" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY REGARDING FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE RISKS AND UNCERTAINTIES NOTED. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. IN EACH INSTANCE, FORWARD-LOOKING INFORMATION SHOULD BE CONSIDERED IN LIGHT OF THE ACCOMPANYING MEANINGFUL CAUTIONARY STATEMENTS HEREIN.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Diamond Entertainment Corporation (the "Company"), formerly known as
(i) ATI Mark V Products, Inc. and (ii) Trans-Atlantic Video, Inc., was formed under the laws of the State of New Jersey on April 3, 1986. On July 15, 1991, the Company completed the acquisition (the "Acquisition") of all of the issued and outstanding shares of Diamond Entertainment Corporation, a California corporation (the "California Subsidiary"), and concurrently therewith, the parent company's name was changed to Diamond Entertainment Corporation. In May, 1999 the Company registered in the state of California to do business under the name e-DMEC, Inc. The Company's principal executive offices are located at 16200 Carmenita Road, Cerritos, California 90703.

         The Company, through the California Subsidiary, markets and sells a variety of videocassette titles to the budget home video market, principally through the Company's New Jersey sales office. In February 1997 the Company acquired a company, now a wholly-owned subsidiary, known as Jewel Products International, Inc., which is in the business of purchasing and distributing general merchandise including children's toy products, furniture and personal computers.

         The Company distributes and sells videocassette titles including certain public domain programs and certain licensed programs. Public domain programs are video titles that are not subject to copyright protection. Licensed programs are programs that have been licensed by the Company from a third party for duplication and distribution, generally on a non-exclusive basis. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. They generally sell the Company's products to the public at retail prices ranging from $1.99 to $9.99 per videocassette. The Company's video products are also offered by consignment arrangements through one large mail order catalog company and one retail chain.

         Management is committed to acquiring more licensed video titles and upgrading the quality of its packaging and pre-printed materials in order to enhance its available products. The Company's program inventory currently consists of approximately 674 titles, including approximately 401 public domain programs and 273 licensed programs, comprising motion pictures, cartoons, educational, sports highlights, computer-literacy and exercise programs. The Company is continually identifying new titles to add to its program inventory and intends to expand its selection of licensed programs which have historically shown a higher profit margin than public domain programs.

         Until 1995, the Company was a full-service video product duplicating, manufacturing, packaging and distribution company, and was engaged in several distinct video production activities. In April 1995 the Company sold its custom duplication division, through which the Company duplicated and packaged videocassettes on a custom-made basis. The Board believed that this transaction was in the best interest of the Company since it could not compete effectively in the manufacture and duplication of videotapes. The Company's focus had changed to development, acquisition and distribution of video-related products to mass merchandisers and retailers.

         The Company has implemented a plan to reduce its production costs in order to be more competitive in price. As a consequence, the Company took over certain final-stage manufacturing processes and implemented new quality control procedures to ensure its standards of quality. The Company acquired five video loaders and a shrink-wrap packaging machine. Using this equipment and these new procedures, the Company hopes to realize up to 20% in production cost savings. The Company now contracts with several manufacturers/duplicators to duplicate programs, using Company-supplied masters, copying up to 250 copies of a single program onto a bulk reel of video tape called a pancake. After duplication, the pancakes and master tapes are returned to the Company and the Company uses the video loaders to automatically load, cut and splice the video programs from the pancake into empty videocassette shells. The videocassettes are then labeled, packaged, shrink wrapped and boxed for shipment. At least one sample of each batch of any newly manufactured video products is tested when delivered to the Company by the duplicator to insure acceptable duplication quality. The Company has implemented three work-in-process quality control procedures and one final finished goods inspection procedure prior to all product shipments. Further, the Company continues its efforts to acquire and license better quality titles and thus improve the performance of the Company's products in retail stores.

         Although there can be no assurances, during fiscal 2000, the Company proposes to further develop its existing website so that the Company's current and future products and services including its newly acquired furniture and computer product lines will be featured on the website. Also, the Company plans to offer website hosting to other companies on a membership fee basis to enable such companies to market and sell their products and services on the Company's website. There can be no assurance that the Company will be able to further develop its existing website or offer website hosting services successfully or at all.

PRODUCT LINES

         The Company's program inventory consists of a total of nearly 674 titles appealing to all age groups. The programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs, sports highlights, instructional and exercise programs. Public domain programs account for approximately 401 titles, and licensed programs account for approximately 273 titles of the Company's program inventory.

         MOTION PICTURES - PUBLIC DOMAIN. The Company offers a total of 85 feature motion picture titles including many film classics, such as "Life With Father," "Meet John Doe," "Pygmalion" and "The Little Princess," which generally appeal to adult audiences. The Company also markets its own special collection of favorite performers' "Festivals," including The Three Stooges, Shirley Temple, Bob Hope, Jack Benny and Milton Berle. The Company has recently added titles such as "Call of The Wild," "Love Affair," "Thief of Bagdad," "Return of Rin Tin Tin" and "Seven Alone."

         CHILDREN'S PROGRAMS - LICENSED AND PUBLIC DOMAIN. Most of the Company's cartoons are in the public domain, including 21 cartoon programs redubbed in Spanish. These programs are generally 30 minutes in length and consist of a series of cartoons selected by the Company. The Company also markets approximately 18 children's holiday features, and 49 titles in its Testaments and Children's Bible series.

         EDUCATIONAL PROGRAMS - LICENSED. The Company has licenses to market approximately 68 educational videos in two categories. For adults, titles include "Battle of Britain," "The Shores of Iwo Jima," and "Guadalcanal," along with titles which instruct preschoolers and school age children on topics such as learning numbers, telling time, simple mathematics, color identification and other practical skills.

         SPORTS PROGRAMS - LICENSED. The Company has licenses to market 16 sports videos including five volumes of "Great Sports Memories" and "Basketball's Fabulous 50 Stars."

         COMPUTER SOFTWARE LEARNING TUTORIAL PROGRAMS - LICENSED. The Company has licensed approximately 45 titles of computer tutorial videos including titles such as "Family Guide to the Computer," "Family Guide to the Internet," "Windows`98," "Word for Windows," "Mastering WordPerfect," "Mastering Excel for Windows," and "Make Your Own Web Page."

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

         The costs associated with the Company's film masters (used for duplicating) and artwork (for packaging and advertising) include the purchase cost of masters, initial fee for rights to duplicate, shooting costs and developing costs. During the year ended March 31, 1999, the Company acquired approximately 74 new titles. As of March 31, 1999, the net book value of Company's film masters and artwork was approximately $201,824. The Company believes that its film masters and artwork are significant assets since the Company derives the majority of its revenue from their use.

SUPPLIERS - VIDEO PRODUCTS

         The Company's programs are duplicated, and in some cases packaged, by one CD-ROM and five videotape manufacturers/duplicators located in the United States. Generally, the Company arranges with these firms to duplicate Company-supplied masters, then label, package, shrink-wrap and carton the videocassettes or CD-ROMs. Labels and packaging sleeves are supplied by the Company. The Company submits its orders and instructions by purchase order with terms payable within 90 days of delivery. For the year ended March 31, 1999, the video products business of the Company had purchases from two suppliers that amounted to approximately $733,000, or 59%, of net purchases. During such period the percentage of net video product purchases made from such suppliers were 49% and 10%, respectively. Management believes that, if for any reason it could not rely on or retain the services of any of its current suppliers, duplicators or manufacturers, other suppliers would be available in the marketplace.

MARKETS AND CUSTOMERS - VIDEO PRODUCTS

         The Company markets its program inventory to large retail chain outlets and provides each retail chain operator with brochures, advertising materials and literature describing and promoting the Company's program inventory. The Company's products are sold through more than ten mass merchandisers such as Sam's Club, Costco and Best Buy, primarily in the Northeast, the South and the East Coast. These outlets sell the Company's products to the general public at retail prices ranging from approximately $1.99 to $9.99 per videocassette. For the years ended March 31, 1999 and 1998, the Company derived revenue from its program inventory of approximately $4,133,000 and $6,170,000, respectively. For the year ended March 31, 1999, the Company had net sales to five customers, individually having more than 10% of the Company's revenues amounted to approximately $2,466,000. For the year ended March 31, 1998, the Company had one customer having more than 10% of the Company's revenue of approximately $1,012,000. The loss one of these customers would have a material adverse effect on the financial condition and results of operations of the Company.

         The Company's marketing strategy of distributing directly to retail chain outlets has allowed the Company to market its products at all consumer levels. In particular, the Company seeks to attract retail customers in department, drug, discount, electronic, music, toy and book stores as well as supermarkets and convenience stores. The Company has implemented a new sales method which seeks to improve the name recognition of the Company as a video company specializing in educational, children and film classic video titles. In addition, through its sales program, the Company seeks to place increased focus on the promotion of sales to major mass merchandising companies which would increase the delivery of high volume orders. In addition to using independent sales representatives in certain geographical marketing areas the Company is developing its existing website to enable it to sell its video and other products to its current customer base and directly to the retail customer.

         The Company derives approximately 89% of its gross revenue from sales to mass merchandisers and other retail outlets. Approximately 11% of gross revenue is derived from sales through consignment arrangements with a catalog company under which the Company delivers tapes to their facilities pending receipt of orders by customers. The Company only books sales from consignment sales after the catalog company delivers the actual funds from such sales. Less than one percent of revenue comes from programs sold on a retail basis directly to consumers.

         Beginning in fiscal 2000, the Company's marketing strategy and products will include Digital Video Disk ("DVD") titles in addition to videocassettes titles. The Company expects that this strategy will help the Company handle the increasing competitiveness of the entertainment marketplace.

SEASONALITY

         The Company generally experiences higher sales of its programs from September through January due to increased consumer spending around the year-end holidays. During the year ended March 31, 1999, the Company derived approximately 51% of its gross revenue from sales during those five months, with approximately 49% of revenue generated in the other seven months of the year.

LICENSE ARRANGEMENTS

         The Company enters into license agreements whereby it acquires from licensors the right to duplicate and distribute a licensed video program. Licenses may be exclusive or non-exclusive, but typically are non-exclusive. Generally, licenses cover specific titles. In return for the grant of certain rights by the licensor, the Company pays certain advance payments or guarantees and also royalties. Royalty payments under license agreements typically are credited against any advances paid. Generally, the Company's licenses are for a term of between three and seven years. While the Company's efforts to renegotiate and renew its license agreements have generally been successful, there can be no assurance that such licenses will be renegotiated or renewed in the future. The programs that the Company has acquired under license contain limitations from the licensors regarding the geographic areas to which the Company can distribute its products and are usually restricted to distribution and sales in the United States and Canada.

         The various licensing agreements that the Company has entered into with licensors provide for advance payments ranging from $1,500 to $100,000 and subsequent royalty payments based upon either a per video sold fee or a percentage of wholesale price fee. During the year ended March 31, 1999, the Company incurred royalty expenses of approximately $71,000 under its licensing agreements.

COMPETITION

         The Company competes with other distributors of videotapes, including major film studios and independent production companies. The Company also competes with manufacturers and distributors of other video formats and DVD. The Company has been able to compete based on offering low pricing and superior packaging designs. Most of the companies with which the Company competes are better established, have broader public and industry recognition, have financial resources substantially greater than those of the Company and have manufacturing and distribution facilities better than those which now or in the foreseeable future will become available to the Company.

JEWEL PRODUCTS INTERNATIONAL, INC.

         In May 1997, the Company consummated an agreement and plan of merger between BDC Acquisition, Inc. ("BDC Acquisition"), a subsidiary of the Company, and Beyond Design Corporation (subsequently renamed Jewel Products International, Inc. and referred to herein as "JPI"). JPI became the wholly owned subsidiary of the Company via reverse merger when BDC Acquisition acquired all of the issued and outstanding stock of JPI in consideration of the issuance of an aggregate of 2,427,273 shares of the Company's common stock and the assumption of certain obligations of JPI. The JPI acquisition was an arms-length transaction. JPI is in the business of (i) manufacturing one toy product, (ii) purchasing various other children's toy products from U.S.-based importers or directly from Asia, (iii) distributing toys to mass merchandisers in the United States and (iv) purchasing and distributing furniture products and a line of personal computers. In the fiscal year ended March 31, 1999, revenue realized from JPI's business amounted to approximately $417,013.

PRODUCT LINES

         At the time of its acquisition, JPI's sole line of business was the manufacture and sale of its patented Woblong(R) Double Wing Flier, a bi-wing aerodynamic flying toy. The Woblong, subsequently renamed the Zoombie(R), is a game of catch intended to compete directly with Frisbee(R), Aerobie(R) and Whoosh(TM). Since its acquisition in July 1997, JPI has introduced approximately 67 new toy items to its product line. Popular products include various plastic toy sets (for example, Fire Rescue set, Airport set and City Movers set) and handheld electronic games. Recently acquired toy products include a line of plastic animal shaped squirt gun and a radio controlled sports utility vehicle
(SUV). JPI's toy products sell at retail prices ranging from approximately $2.00 to $12.00 per item.

         JPI has recently obtained the exclusive marketing rights to purchase and distribute a line of padded folding chairs and table set, a note book computer with accessories and a palm-size PC. The furniture set expects to sell at a retail price of approximately $109.00 to $129.00. The PC computer line includes the Executive Notebook, model EN2700 that has features and accessories including Windows '98. The PC computer line also includes a hand held Palmsize PC with Windows CE, the PD-500C. The Executive Notebook expects to retail for $900 to $1,200 depending on the model. The retail price for the Palmsize PC has not yet been determined. The new furniture product line will be purchased directly from Asia and the computer products from an U.S. based importer/manufacturer. Both product lines will be distributed to mass merchandisers in the United States and will also be featured on the Company's website.

SUPPLIERS - TOY PRODUCTS

         For the year ended March 31, 1999, 85% of JPI's supplier purchases were from one supplier. Since March 31, 1999, the Company has diversified its supplier base, and makes purchases from seven U.S. suppliers and three suppliers in China.

MARKETS AND CUSTOMERS

         In fiscal year 1998, JPI marketed its products using outside sales personnel and manufacturer representatives and utilized independent manufacturer's representatives to reach its customers. During fiscal year 1999, Company has began to pursue major chain retailers and drug store chains, such as Target, K-Mart, Toys R Us and Rite Aid primarily using inside direct sales personnel and is currently in the process of developing chain store opportunities in Canada.

COMPETITION

         JPI competes with other distributors of toy products by concentrating on the most popular and new products available and offers these toy products for limited sales period and as demands for products change, JPI can immediately switch to newer and more popular products. Most of the distributors with which JPI competes are better established, have a broader product line and industry recognition, and have financial resources substantially greater then those of the Company.

SEASONALITY - TOY PRODUCTS

         JPI's revenues are very seasonal, depending in large part on the end-of-year holiday season which begins in September when retailers begin to stock for Christmas.

GREETING CARD PRODUCTS

         In September of 1998, the Company entered into an exclusive distribution agreement which granted to the Company exclusive distribution rights it obtained from a licensing and distribution company for a new product line called CineChrome(TM), which is a trademarked product line utilizing classic images of licensed properties from film, music, sport, fine art and fine photography. These classic images are being published on the front cover (in a greeting card format) using the patented print technology, KromeFX(TM). KromeFX(TM) is a proprietary printing process, which combines reflectivity, color vibrancy, depth of image and dimension. The Company derived minimal revenues from the sale of these products during fiscal 1999.

         The Company has no direct licensing arrangement with Universal Studios for its CineChrome(TM) product line, however, the exclusive distribution agreement will enable the Company to manufacture and distribute licensed Universal Studio properties. In addition to the Universal Studios' images, the Company's initial series of CineChrome(TM) product will also include various classic images licensed from Curtis Publishing Co. The distribution for these images are scheduled for release in the second half of calendar year 1999. The Company plans to distribute the CineChrome(TM) product line worldwide and expand the series of images to include a wide variety from other major studios and licensors. The currently existing product in the CineChrome(TM) product line is made up of 20 "Saturday Evening Post" Holiday and Special Occasion Gift Cards. Two sets of ten cards have been made into gift sets and cards can also be sold separately. Development of 15 Universal Studios images are planned for sale in fiscal 2000. The Company intends to market the CineChrome(TM) product on its website and sell directly to retail outlets and corporate OEM customers. There can be no assurance that the Company will be able to market and distribute successfully or at all the CineChrome(TM) products on its website or to its other customers.

SUPPLIERS - GREETING CARD PRODUCT

         The Company only source for its CineChrome(TM) products is from one supplier in Carlsbad, California who owns the patented print technology, KromeFX(TM). During fiscal 1999, the Company purchased approximately $50,000 in CineChrome(TM) products from this supplier.

COMPETITION - GREETING CARD PRODUCT

         The KromeFX(TM) process which is utilized by the Company's CineChrome(TM) products, is also available to the Company's competitors who are in the business of selling posters, trading cards, inserts and other similar products. The Company under its exclusive distribution contract has the exclusive rights to use the KromeFX(TM) process in the greeting card format as long as the Company maintains certain performance criteria. Most of the companies with which the Company competes including Hallmark, American Greeting Co. and Gibson are better established, have broader public and industry recognition, have financial resources substantially greater than those of the Company and have manufacturing and distribution facilities better than those which now or in the foreseeable future will become available to the Company.

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

         During the year ended March 31, 1998, ATRE sold approximately 11 acres. The Company advanced an additional $80,320 to ATRE and received $220,600 from the proceeds of the parcel of 10 acres as repayment of the advances to ATRE in fiscal 1999. The Company has subsequently received approximately $400,000 from ATRE during the period April 1, 1998 through August of 1998 and anticipates another $50,000 by March 31, 2000.

         At November 30, 1998, ATRE has no binding sales contracts for the remaining parcels of real estate owned by ATRE as these parcels of land continue to be developed for commercial use. Contracts that were pending have not closed due to possible changes in interest rates or possible overall market conditions. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to sell the remaining parcels. In December of 1998, the Company received from a real estate development specialist an informal valuation reflecting an aggregate approximate value of $5,200,000 for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of such sales contracts of commercial real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. The Company set up a valuation allowance in March 1998 of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized by the Company with any certainty.

         On June 2, 1999, ATRE entered into a sales agreement with respect to
0.097 acres of the remaining acres of parcel 1 for approximately $600,000. However, the ability of ATRE to effect the sale of this parcel of land pursuant to this agreement or for the Company to realize as of March 31, 1999 50% of the net proceeds to the Company are uncertain. Therefore, the Company has not recorded a receivable for this contract based upon closing and cash collection in prior years.

EMPLOYEES OF THE COMPANY

         As of March 31, 1999, the Company and its subsidiaries employed 38 full-time and 3 part-time employees. During the peak season the Company engages additional part-time or temporary employees to help with the surge for Christmas season orders. The Company reduces its manufacturing force after the peak season to improve the profitability of the operations when sales orders decline. Neither the Company's nor the subsidiaries' employees are unionized. Management believes that it has good working relations with its employees.

COPYRIGHT AND OTHER PROPRIETARY RIGHTS

              The Company has proprietary technology protecting its product. In the toys product line, the Woblong(R), subsequently renamed as the Zoombie(R), is protected by patent claims in the form of a utility patent registered with the U.S. Patent and Trademark Office. The U.S. Patent number is 5,131,879. In addition, a design patent was issued on March 9, 1994 - D344,989.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases 48,500 square feet at 16200 Carmenita Road in Cerritos, California under a lease commencing October 1, 1998 and expiring in June 2002, for use as executive offices and manufacturing and warehouse facilities. It pays $21,800 per month. Also, the Company leases 1,200 square feet in Freehold, New Jersey for its sales office for $2,400 per month. This lease expires October 31, 2001. In addition, the Company leases approximately 22,080 square feet in Cerritos, California ("Cerritos Property") for $9,274 per month which space was formerly used by the Company for executive offices and warehousing. The Company sublet the Cerritos Property on January 1, 1999 for a term that expires on March 31, 2001. The sublease requires the subtenant to pay the Company $9,494 per month through February 2000, and $9,936 per month through the remaining term of the Sublease. All of the Company's lease and sublease agreements are with unaffiliated parties. The Company believes that it has sufficient space for operations for the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS.

         In 1998, the Company was contacted by attorneys for a foreign manufacturer claiming that a game distributed by JPI infringed on the manufacturer's trademark and copyright. After internal investigation, the Company and JPI voluntarily ceased all sales of its allegedly infringing product and has stored its inventory of the game pending a resolution of the conflict. The Company places a book value of approximately $450,000 on the stored inventory. In March 1999, the JPI entered into a settlement agreement with the manufacturer and distributor and, as part of the settlement, paid the manufacturer in March and April, 1999, an aggregate of $23,753 for the number of games sold by JPI and has agreed with the manufacturer in question that JPI may not sell, ship, or otherwise exchange the games without the manufacturer's express written permission and in no event may JPI sell the games in the United States. The Company is searching for a buyer Eastern Europe and South America.

         The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the year ended March 31, 1999, there are three civil actions against the Company. One action is for alleged copyright infringement whereby the Company has entered into a settlement agreement in February of 1998 to pay $208,000 over twenty-four months, whereby the Company has made the fifteen required payments due as of March 31, 1999. The second action is for breach of service whereby the Company settled for two payments of $4,750 each to be paid July and August 15, 1999. The third action, the Company has challenged the alleged suit for copyright infringement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "DMEC." The Company's shares of Preferred Stock are not listed on any exchange or quoted on the OTC Bulletin Board. The range of high and low bid information for the Company's Common Stock for each full quarterly period during the Company's last two fiscal years, is as follows:

               PERIOD                       HIGH BID                  LOW BID
               ------                       --------                  -------

FISCAL 1998
-----------
         1st quarter                          0.22                     0.13
         2nd quarter                          0.25                     0.09
         3rd quarter                          0.19                     0.04
         4th quarter                          0.19                     0.03
FISCAL 1999
-----------
         1st quarter                          0.135                    0.041
         2nd quarter                          0.16                     0.055
         3rd quarter                          0.0625                   0.0625
         4th quarter                          0.125                    0.08


         These quotations were obtained from OTC Bulletin Board quarterly quote summaries, and reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions. On June 30, 1999, the closing bid price for the Company's Common Stock was $0.1875. As of the same date, there were 1,614 holders of record of the Company's Common Stock.

         The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to use any earnings which it may generate to finance the growth of its business.

         The transfer agent for the Company's Common Stock is Continental Stock Transfer & Trust Company, New York, New York.

SALES OF UNREGISTERED STOCK

         In June 1995 Mr. Lu converted approximately $1,131,000 in obligations of the Company, which he had assumed personally, into 8,212,785 shares of Common Stock. In August 1995 Jeffrey I. Schillen and Murray T. Scott, each a director of the Company, agreed to assume $413,400 and $110,240, respectively, of the obligations assumed by Mr. Lu. In consideration for the assumption of such obligations, Mr. Lu agreed to assign 3,000,000 and 800,000 of shares of Common Stock, respectively, to Messrs. Schillen and Scott. The assignment of such shares was effected during May 1999.

         On April 23, 1996 the Board of Directors agreed to reserve 1,000,000 shares of common stock for distribution to Messrs. Lu (as to 600,000 shares) and Schillen (as to 400,000 shares). Such shares can be purchased for $.25 per share, in installment payments with a five year promissory note with interest at 6% per annum. As of March 31, 1999 such officers had not purchased any of such shares.

         In April 1996 pursuant to a financing arrangement, three-year warrants to purchase 1,000,000 shares of Common Stock for $.10 per share were issued to a lender; such warrants were exercised in June 1996 and thereupon 1,000,000 shares of Common Stock were issued.

         On June 21, 1996 the Company entered into consulting agreements with three individuals and issued three-year warrants to purchase an aggregate of 400,000 shares of Common Stock as full consideration therefor. Such warrants may be exercised for $0.25 per share for a period of three years from the date of issuance. As of March 31, 1999, such individuals had not purchased any of such shares.

         During the quarter ended June 30, 1996 the Company issued 10% convertible debentures ("10% Debentures") in the original principal amount of $1,257,988. The principal was convertible into shares of the Company's Common Stock. Through March 31, 1998, 10% Debentures in the aggregate amount of $519,848 (including $39,848 in accrued interest and $37,650 in extension bonuses) had been converted into 7,487,668 shares of the Company's Common Stock. In June 1998, an additional $91,750 in 10% Debentures had been converted into 2,823,077 additional shares of Common Stock. See "Certain Relationships and Related Transactions."

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

         The Company executed nine employment agreements effective September 1, 1997, pursuant to which an aggregate of 550,000 shares of Common Stock were issued, with a deemed value of $11,000, as payment for past services, warrants for 550,000 shares with an exercise price of $.10 per share. Such shares were subsequently registered pursuant to the Company's Registration Statement on Form S-8 filed in September 1997.

         On September 1, 1997 each of Messrs. Lu and Schillen were issued shares of Common Stock and granted warrants as consideration for agreeing to defer payment of their salaries. Mr. Lu was issued 3,000,000 shares of Common Stock and granted warrants to purchase an additional 3,000,000 shares of Common Stock at $0.10 per share through August 24, 2002. Mr. Schillen was issued 750,000 shares of Common Stock and granted warrants to purchase an additional 750,000 shares of Common Stock at $0.10 per share through August 24, 2002. All of such shares and such warrants were subsequently registered pursuant to the Company's Registration Statement on Form S-8 filed in September 1997.

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

         In July and August of 1998, Mr. Lu was granted additional options to purchase 6,000,000 shares of Common Stock for $0.10 per share in consideration of his (i) personal guaranty of the Company's bank line of credit, (ii) loans made to the Company, (iii) certain fulfillment orders submitted to the Company and (iv) real estate transactions pertaining to its investment in ATRE. Such options expire July 9, 2003.

         On July 15, 1998, the Company incorporated Galaxynet International, Inc. ["GalaxyNet"] in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet intended to develop and sell internet gaming software and intended to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wagers from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 6,000,000 options to the Chief Executive Officer exercisable at $.10 in connection with this project. On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between $3,000,000 and $10,000,000 with an enterprise who would be paid the sum of 15% of the aggregate proceeds and receive finders options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share. The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently canceled the project and refunded the $250,000 to the investor and canceled all the project related options in November 1998. The company incurred expenses on behalf of GalaxNet for fiscal 1999 of approximately $30,000.

         On October 24, 1998, the Company issued 1,499,523 shares of Common Stock to Mr. Lu pursuant to a settlement agreement between the Company, Mr. Lu and four consultants. See "Certain Relationships and Related Transactions."

         On November 2, 1998, convertible debentures with a balance of $848,861 were reinvested into a new note for $921,851 for a new two year term expiring October 31, 2000 with interest of 10% and an extension bonus of $175,000, which caries interest of 1.5% per annum payable $50,000 per month after payment of all prior interest and the restructured note. The repayment term was a weekly amount of $6,250 and $12,500 in the years 1999 and 2000.

         On January 10, 1999, the Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received option to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. These options were exercised in February of 1999 for proceeds to the Company of $275,000.

         In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized 20,000 of the extension bonus a financing expense for the year ended March 31, 1999.

         In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $.05 per share in exchange for services to rendered and the options shall expire on February 11, 2001. On May 17, 1999, the consulting firm exercised options for 125,000 shares of the Company's common stock for services rendered and costs incurred totaling $6,250.

         In March of 1999, the Company received a $50,000 from James Lu and a total of $250,000 from five investors and issued convertible promissory notes amounting to $300,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes contain certain piggyback and a demand registration rights with respect to the shares issuable upon conversion of the notes. The notes are convertible immediately into common stock at the rate of $.05 per share. Such options expire in March 2002. At March 31, 1999, the balance of convertible notes therefore $475,000. See "Certain Relationships and Related Transactions."

          On April 12, 1999, the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999. The Company filed a Form S-8 on May, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $300,000 for the issuance of the shares as a result of the options being exercised.

         On May 17, 1999, a consultant exercised options for 125,000 shares of the Company's common stock for services rendered and costs incurred totaling $6,250.

         On May 25, 1999, options to purchase 1,000,000 shares of Common Stock at an exercise price of $0.05 per share were issued to Mr. Lu. The options were issued in consideration of Mr. Lu's negotiations with note holders of the Company which resulted in the conversion of $903,076 in outstanding principal and interest into the Company's Common Stock. Such options expire on May 24, 2004.

         On May 25, 1999, options to purchase 1,000,000 shares of Common Stock at an exercise price of $0.05 per share were issued to Mr. Lu. The options were issued in consideration of Mr. Lu's securing additional financing for the Company in the form of convertible notes in the principal amount of $350,000. Such options expire on May 24, 2004. See "Certain Relationships and Related Transactions."

         On May 25, 1999, options to purchase 500,000 shares of Common Stock at an exercise price of $0.10 per share were issued to Mr. Lu. The options were issued in consideration of Mr. Lu's negotiations with convertible note holders of the Company to convert $250,000 of the principal amount of a convertible note into the Company's Common Stock. Such options expire on May 24, 2004. See "Certain Relationships and Related Transactions."

         On May 25, 1999, options to purchase shares of Common Stock at an exercise price of $0.10 per share, were issued as follows: 500,000 options were issued to Mr. Lu and 500,000 options were issued to Mr. Schillen. The options were issued in consideration of Messrs. Lu's and Schillen's efforts in concluding an agreement pursuant to which the Company obtained exclusive distribution rights to certain products. Such options expire on May 24, 2004. See "Certain Relationships and Related Transactions."

         On May 25, 1999, options to purchase shares of Common Stock for $0.05 per share, were issued as follows: 500,000 options were issued to Mr. Lu and 500,000 options were issued to Mr. Schillen. The options were issued in consideration of Messrs. Lu's and Schillen's efforts in concluding an agreement for the Company pursuant to which the Company obtained North American distribution rights to certain products. Such options expire on May 24, 2004. See "Certain Relationships and Related Transactions."

         In April and June of 1999, the Company received $50,000 from an investor and $100,000 from Mr. Schillen, an officer and director of the Company and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthy at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share. The notes combine certain piggyback and a demand registration right with respect to the shares issuable upon conversion of the notes. As of June 14, 1999, a total of $150,000 of convertible notes from March of 1999 were converted into 3,000,000 shares of the Company's common stock.

         On June 2, 1999, the Company was advised by one of the convertible debenture holders of a $100,000 note to waive receipt of bimonthly principal payments and to continue to receive the bimonthly interest only payments.

         In June 1999, the Company entered negotiation with related parties who were owed approximately $1,900,000 to convert their obligations to an equity position for shares of the Company's common stock. The Company is continuing negotiations in July of 1999 to convert related party payables totaling approximately $1,900,000 into shares of the Company's common stock.

         The Company is in negotiations to acquire an entity who is in the process of creating financial service websites. The Company believes this transaction will help the Company expand its E-Commerce market. The Company anticipates the negotiations will be concluded by September 1, 1999 along with resolving its launching date of the Company's website which has been delayed.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

YEAR ENDED MARCH 31, 1999 COMPARED WITH THE YEAR ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

The Company's net loss for the year ended March 31, 1999 was approximately $1,600,000 as compared to a net loss of approximately $1,500,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $1,400,000.

The Company's operating loss for the year ended March 31, 1999 was $1,400,000 as compared to an operating loss of approximately $193,000 for last year. The Company's operating loss arose primarily from lower sales of approximately $4,200,000 and reduced gross profit of approximately $1,540,000, offset by a reduction in operating expenses of approximately $300,000.

The Company's sales for the years ended March 31, 1999 and 1998, were $4,549,525 and $8,724,149, respectively. The Company's sales decreased by approximately $4,200,000 from the period year with decreased video and toy product sales of approximately $2,100,000 each. The lower video product sales for the year ended March 31, 1999, were primarily the result of lower purchases by three of the Company's major retailers. One of the Company's major video retailers was sold, the second retailer experienced financial difficulties and the third opted to purchase videos from the Company's competitors. The lower toy product sales when compared to the same period a year earlier was attributed to higher sales realized from the initial roll out of the Company's new toy line during the previous year's holiday season. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. The Company expects the sales to increase in fiscal year ending March 31, 2000. The Company's sales for the quarter ended March 31, 1999 was approximately $900,000 as compared to the prior two quarters which averaged approximately $1,500,000 a quarter. This decrease in the last quarter was attributable to the selling of certain toy inventory at a reduced selling price as a result of marketing difficulties. The Company intends on marketing furniture and personal computers in the second half of fiscal 2000.

Cost of sales for the years ended March 31, 1999 and 1998 were approximately $3,000,000 and $5,700,000 or 66% and 65% of sales, respectively. The increase in cost of sales as a percent to sales was primarily the result of reducing certain toy inventory down to its net realizable values.

Gross profit for the years ended March 31, 1999 and 1998 were approximately $1,500,000 and $3,000,000, or 34% and 35% of sales, respectively. The decreased percentage for gross profit as a percent to sales was primarily due to the write-down of certain toy inventory.

Operating expenses for the years ended March 31, 1999 and 1998 were approximately $2,900,000 and $3,200,000, respectively. This decrease in operating expenses of approximately $300,000 was primarily the result of the Company's cost reduction program.

Bad debt expense for the years ended March 31, 1999 and 1998 were $307,013 and $152,440, respectively.

Interest expense for the years ended March 31, 1999 and 1998 were $393,050 and $374,449, respectively. The increase in interest expense in fiscal 1999 over fiscal 1998 of approximately $20,000 was the result of higher levels of borrowing. As of March 31, 1999, the outstanding debt of the Company was approximately $1,960,000, primarily all of which is classified as current. Interest income for the years ended March 31, 1999 and 1998 were $1,000 and $129,000, respectively. The lower accounts receivable from ATRE at March 31, 1998, and the subsequent cash payments from ATRE, resulted in lower accrued interest income for the year ended March 31, 1999 when compared to the same period a year earlier.

The Company's auditors issued a going concern report for the year ended March 31, 1999. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital [deficit] at March 31, 1999 was $2,154,599 as compared with a working capital [deficit] of $(2,537,031) at March 31, 1998.

This decrease in the working capital [deficit] of approximately $400,000 is primarily the result of the Company's ability to convert debt of approximately $1,000,000 to equity during fiscal 1999.

OPERATIONS

For the year ended March 31, 1999, cash utilized for operations was approximately $2,700,000 as compared to $641,937 of cash generated from operations for the year ended March 31, 1998. The Company borrowed in June of 1998, approximately $2,700,000 in short term loans from two companies and the borrowings were used primarily to reduce the Company's accounts payable balance. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are (i) to create new products with better gross profits, (ii) to continue to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes, (iii) to convert debt to equity and (iv) to continue to negotiate with major vendors for discounts.

In April of 1998, the Company entered into an agreement with S4C Corporation for the exclusive rights to distribute a home video tape through December 31, 2003 with total advance payments aggregating a total commitment of approximately $100,000 and additional royalties due as a percentage of wholesale prices. The Company paid royalty advances of $84,300 for the year ended March 31, 1999 whereby $39,745 has been earned and expensed.

Beginning in October 1998, the Company entered into a four-year lease expiring in June 2002, for use as executive offices and manufacturing and warehouse facilities for approximately $21,800 monthly. The Company leases sales office space in Freehold, New Jersey for approximately $2,400 per month. This lease expires on October 31, 2001. Rent expense for this facility was approximately $28,000 for the year ended March 31, 1999. It also leased for $9,274 per month office and warehousing space which would expire March 2001. Rent expense for this facility was approximately $102,000 for the year ended March 31, 1999. The Company has entered into a sublease for this space with a subtenant beginning January 1, 1999 which requires the subtenant to pay approximately $9,494 per month from March 1, 1999 through February 2000, and $9,936 per month from March 1, 2000 through March 31, 2001. The Company also has a one year sublease agreement, for a total of approximately $10,000 annual rental income, with an entity whose majority stockholder is the President of the Company.

INVESTING

For the years ended March 31, 1999 and 1998, investments in masters and artwork were $72,073 and $137,059, respectively. Management continues to seek to acquire new titles to enhance its product lines.

American Top Real Estate, Inc. ["ATRE"] was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. The Company paid $50,000 for a 50% interest in ATRE. The Company's arrangement with its partners in ATRE requires that all parties contribute capital or loans pro rata according to their interests whenever required by ATRE for land acquisition, principal or interest payments, property taxes or other expenses.

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

During the year ended March 31, 1998, ATRE sold approximately 11 acres. The Company advanced an additional $80,320 to ATRE and received $220,600 from the proceeds of the parcel of 10 acres as repayment of the advances to ATRE in fiscal 1998. The Company also received approximately $600,000 from ATRE during the period April 1, 1998 through March 31, 1999.

At March 31, 1998, ATRE has no binding sales contracts for the remaining parcels of real estate owned by ATRE as these parcels of land continue to be developed for commercial use. Contracts that were pending have not closed due to possible changes in interest rates or possible overall market conditions. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to sell the remaining parcels. In December of 1998, the Company received from a real estate development specialist an aggregate approximate valuation of $5,200,000 for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of such sales contracts of commercial real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. The Company setup a valuation allowance in the quarter ended March 31, 1998, of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized by the Company with any certainty. At March 31, 1999, no monies are due from ATRE.

FINANCING

In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999. This note was paid in full on July 15, 1998 for approximately $60,000. As a result, the Company recorded forgiveness of debt of approximately $66,000 in July 1998.

On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000. The Company classified the outstanding obligation of $288,701 at March 31, 1998 as notes payable. This note was repaid in weekly installments of $12,500 with the final payment made in September of 1998. Interest expense of approximately $4,127 was recorded for the year ended March 31, 1999.

On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 financing arrangement. This arrangement is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.18% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest expense from December 1997 through March 31, 1998 was approximately $27,500. Interest for the year ended March 31, 1999 was approximately $310,000.

During the quarter ended June 30, 1996, the Company issued convertible debentures of $1,257,988 with 10% interest per annum and a 7% commission. The principal amount was convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event could the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. The Company recorded a financing expense of $25,000 for the fair value of the warrants granted. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996.

As of March 31, 1997, convertible debentures of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable were outstanding and in default by the Company. Interest expense of $97,000 and $24,702 was recorded for the years ended March 31, 1998 and 1997. Subsequent to September 30, 1997, the Company negotiated a one year extension agreement and agreed to add 15% to the note as a deferred financing cost of $110,721.

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock. In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock. This brought total conversions of $611,598 of debentures into 10,310,745 shares as of November 2, 1998.

On November 2, 1998, convertible debentures with a balance of $848,861 were reinvested into a new note for $921,851 for a new two year term expiring October 31, 2000 with interest of 10% and an extension bonus of $175,000, which carries interest of 2.5% per annuum payable $50,000 per month after payment of all prior and interest and the restructured note. The repayment term was a weekly amount of $6,250 in 1998 and $12,500 in the years 1999 and 2000. In addition, there was an acceleration clause of repayments for certain events and a 5% late charge for any delinquent payments. The notes contained an option to convert the principal and interest balance into the common stock of the Company subject to certain pricing calculations. Collateral security included all the assets of the Company and a personal collection guarantee as additional security to holder after subordination to primary lender.

In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized 20,000 of the extension bonus as a financing expense for the year ended March 31, 1999. In March of 1999, the Company received a total of $300,000 from an officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. At March 31, 1999, the balance of convertible debentures was therefore $475,000 [See Note 19C and 19G].

For the year ended March 31, 1999 and the five months ended March 31, 1998, the Company amortized $84,587 and $46,134, respectively, as a non-cash financing cost, for the convertible debentures which is classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property [See Note 4B].

Interest expense of approximately $86,000 was recorded for the year ended March 31, 1999.

In August 1997, the Company issued 2,050,000 common stock warrants at an exercise price of $.10 per share as part of a consulting agreement entered into, whose term ends August 1999. Deferred consulting costs of $100,000 resulting from this transaction were recorded at the fair market value of the services rendered and approximately $50,000 and $31,000 was expensed for the years ended March 31, 1999 and 1998, respectively.

In October 1997, the Company borrowed $360,000 from an unaffiliated entity with interest at 10% per year. At March 31, 1998, $185,208 was outstanding on this obligation. This note was repaid in September of 1998 by weekly payments of $7,500. Interest expense for the years ended March 31, 1999 and 1998 was $4,712 and $12,708, respectively.

On March 11, 1998, the Company issued 347,368 shares of common stock to a salesman in lieu of commissions owed of $66,000. On February 25, 1999, the Company issued 25,000 shares of common stock to a salesman's beneficiary in lieu of commissions owed of $4,500.

In the June 1998 quarter, the Company's subsidiary received a total of $2,721,860 from related parties to be utilized by the Company to pay a major supplier of the Company for toy purchases. Subsequently, the related parties were successful in receiving credits of $743,935 from the toy supplier. These credits were applied by the related parties to the monies owed by the Company for the purchases of toys. The Company repaid the related parties $50,000 which left an outstanding obligation of $1,927,925 as of March 31, 1999.

On July 15, 1998, the Company incorporated Galaxynet International, Inc. ["GalaxyNet"] in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet intended to develop and sell internet gaming software and intended to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wags from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 6,000,000 options to the Chief Executive Officer exercisable at $.10 in connection with this project. On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between and $3,000,000 and $10,000,000 with an enterprise who would be paid the sum of 15% of the aggregate proceeds and received finders options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share. The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently canceled the project and refunded the $250,000 to the investor and canceled all the project related options in November 1998. The Company incurred expenses on behalf of GalaxyNet for fiscal 1999 of approximately $30,000.

In July of 1998, the Company raised $80,000 from the exercise of warrants for a total 1,800,000 shares of the Company's common stock.

In July and August of 1998, the Company granted options to purchase a total of 6,000,000 shares of common stock to the chief executive officer for a new potential customer, in consideration of certain fulfillment orders submitted to the Company and loan guarantees. These options may be exercised for $0.10 per share.

On October 24, 1998, the Company issued 1,499,523 shares of common stock to the Company's president pursuant to a settlement agreement for a value of $30,000.

On January 10, 1999, the Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. These options were exercised in February of 1999 for proceeds to the Company of $275,000.

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. Options for 125,000 shares were exercised in May of 1999 for $6,250.

On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $150,000 April of 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $300,000 for the issuance of the shares as a result of the options being exercised.

On May 25, 1999, the Company approved the granting of options for a total of 4,500,000 shares of common stock exercisable over five years at prices of $.05 and $.10 to two officers for their services in securing additional financing, obtaining conversion of debentures to equity and their securing new contracts with new customers in April of 1999. The options expire May 2004.

In April and June of 1999, the Company received $50,000 from an investor and $100,000 from an officer and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share. As of June 14, 1999, a total of $150,000 of convertible notes from March of 1999 were converted into 3,000,000 shares of the Company's common stock.

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

NEW AUTHORITATIVE PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ["SOP"] 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs to be expensed as incurred. SOP 98-5 applies to all nongovernmental entities and is generally effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. The adoption of SOP 98-5 is not expected to have a material impact on results of operations, financial position, or cash flows of the Company as the Company's current policy is substantially in accordance with SOP 98-5.

The Financial Accounting Standards Board ["FASB"] has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

* APB Opinion No. 25 has been applied in practice to include in its definition of employees, outside members of the board or directors and independent contractors. The FASB's interpretation of APB Opinion No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee [which also is the basis for the distinction between employees and nonemployees in the current U.S. tax code]. Outside members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law. Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and usually recorded as an expense in the period of the grant [the service period could be prospective, however, see EITF 96-18].

* Options [or other equity instruments] of a parent company issued to employees of a subsidiary should be considered options, etc. issued by the employer corporation in the consolidated financial statements, and, accordingly, APB Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only; it would not apply to equity method investees or joint ventures.

* If the terms of an option [originally accounted for as a fixed option] are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter [for example, within six months] to the same individual should be considered in substance a modified [variable] option.

* Additional interpretations will address how to measure compensation expense when a new measurement date is required.


YEAR 2000 ISSUE

The Company has attempted to evaluate the impact of the year 2000 issue on its business and does not expect the amounts to be expensed over the next 12 months to be material. No such costs have been expensed to date, since the Company utilizes an off the shelf software package.

The Company commenced in June 1999 communication with its significant vendors and customers to determine the extent that year 2000 compliance issues of such parties may affect the Company. At this time, the Company believes that there will be no disruption in business due to its customers' or vendors' year 2000 readiness. Also in June 1999, the Company commenced testing of its computer hardware and software including all equipment posing a potential problem. The Company has not established a contingency plan. There can be no guarantee that the systems of such other companies will be timely converted without a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Company's directors and officers are as follows:

NAME                                              AGE     TITLE
------------------------------------------------- -------- --------------------------------------------------
James K.T. Lu................................     52       Chairman of the Board, President, Chief Executive
                                                           Officer, Secretary and Director
Jeffrey I. Schillen..........................     53       Executive Vice President, Sales and Marketing and
                                                           Director
Murray T. Scott..............................     77       Director


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

         JEFFREY I. SCHILLEN (Class 1 Director). Mr. Schillen was appointed Executive Vice President of Sales and Marketing of the Company in 1993 and has been a Director of the Company since its inception in April 1986. From April 1986 to July 1991 Mr. Schillen was the President and Treasurer of the Company. >From May 1984 to April 1986, Mr. Schillen was President and Chief Operating Officer of Music Corner Inc., a retail record, tape and video chain he co-founded. From 1974 to April 1984, Mr. Schillen founded and served as Vice President in charge of purchasing, store openings and acquisitions of Platter Puss Records, Inc., a retail record, tape and video chain.

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

         Under the certificate of incorporation of the Company ("Certificate of Incorporation"), the Board of Directors of the Company is divided into three (3) classes, with each class to be elected by the shareholders every three years. The Company's Board presently consists of three (3) directors: one (1) Class 1 director whose term expired in 1998, two (2) Class 2 directors whose terms expired in 1998, which directors were elected for such terms at the Company's annual meeting of shareholders held August 23, 1996. No director of the Company has resigned or declined to stand for re-election due to a disagreement on any matter relating to the Company's operations, policies or practices.

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

         Except as set forth below, based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the number of (i) late reports, (ii) transactions that were not reported on a timely basis during the fiscal year ended March 31, 1999, and
(iii) any known failure to file a required report by officers, directors and beneficial owners of more than 10% of the Company's common stock is as follows:
James K.T. Lu: two late reports and four transaction not reported on a timely basis. Such late reports have subsequently been filed to report the transactions not timely reported. Mr. James K. T. Lu filed reports for July 1998 and March 1999 with a total number four transactions on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth aggregate compensation paid for services rendered to the Company during the last three fiscal years by the Company to its Chief Executive Officer ("CEO") and its one most highly compensated executive officer other than the CEO who served as such at the end of the last fiscal year.


SUMMARY COMPENSATION TABLE

-------------------------------- ------------- ------------------------- --------------------------------------------
                                                  ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                               ------------------------- --------------------------------------------
                                                                            AWARDS              PAYOUTS
                                                                         ------------ -------------------------------
                                                                         SECURITIES                     ALL OTHER
                                                                         UNDERLYING   LTIP PAYOUTS    COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR       SALARY ($)   BONUS ($)    OPTIONS (#)      ($)             ($)
-------------------------------- ------------- ----------- ------------- ------------ -------------- ----------------
James K.T. Lu (1)                    1999       120,000         0             0             0            89,983
  President, Chief Executive         1998        78,350         0             0             0            31,572
  Officer and Secretary              1997       130,500         0             0             0            33,742
-------------------------------- ------------- ----------- ------------- ------------ -------------- ----------------
Jeffrey I. Schillen (2)              1999       100,000         0             0             0            13,036
  Executive Vice President of        1998        51,500         0             0             0            20,792
  Sales and Marketing                1997        93,000         0             0             0            12,547
-------------------------------- ------------- ----------- ------------- ------------ -------------- ----------------

(1) Mr. Lu's annual salary is $150,000 during the fiscal year ended March 31, 1999. All Other Compensation for Mr. Lu includes $69,770 of a loan amount owed to the Company by Mr. Lu which was forgiven by the Company and treated as a financing cost on the Company's statement of operations. As of the date of this report, Mr. Lu continues to defer a portion of his salary.
(2) Mr. Schillen's annual salary is $120,000 during the fiscal year ended March 31, 1999. As of the date of this report, Mr. Schillen continues to defer a substantial portion of his salary.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information with respect to the options granted during the year ended March 31, 1999, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

-------------------------------- --------------------- -------------------- --------------------- --------------------
                                      NUMBER OF         PERCENT OF TOTAL
                                      SECURITIES          OPTIONS/SARS
                                      UNDERLYING           GRANTED TO
                                     OPTIONS/SARS         EMPLOYEES IN        EXERCISE OR BASE
             NAME                    GRANTED (#)           FISCAL YEAR          PRICE ($/SH)        EXPIRATION DATE
-------------------------------- --------------------- -------------------- --------------------- --------------------
James K.T. Lu                         6,000,000                86%                  0.10                3/31/03
-------------------------------- --------------------- -------------------- --------------------- --------------------
James K.T. Lu                         1,000,000                14%                  0.05                3/22/02
-------------------------------- --------------------- -------------------- --------------------- --------------------

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information with respect to options exercised during 1999 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 1999.

---------------------------- -------------- -------------- ----------------------------- -----------------------------
                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                   OPTIONS/SARS           IN-THE-MONEY OPTIONS/SARS
                                SHARES                            AT FY-END (#)                 AT FY-END ($)
                              ACQUIRED ON       VALUE      -----------------------------------------------------------
           NAME              EXERCISE (#)   REALIZED ($)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------- -------------- -------------- ------------- --------------- ------------- ---------------
James K.T. Lu                      0              0         5,600,000    4,000,000 (1)        0              0
---------------------------- -------------- -------------- ------------- --------------- ------------- ---------------
Jeffrey I. Schillen                0              0         1,150,000          0              0              0
---------------------------- -------------- -------------- ------------- --------------- ------------- ---------------

(1) Unexercisable options to purchase 4,000,000 shares are exercisable by Mr. Lu upon the occurrence of the following: (i) 2,000,000 shares upon successfully selling all real estate under development by the Company's partner ATRE and (ii) 2,000,000 upon successful completion of a video duplication and fulfillment opportunity and upon the CineChrome Card Business reaching profitability.

EMPLOYMENT AGREEMENTS

         In 1991 the Company entered into employment agreement with each of Messrs. Lu and Schillen for annual compensation of $150,000 and $90,000, respectively; both provide for annual adjustments in accordance with the consumer price index, however, no price index adjustments have ever been made. Consequently, contracted salary levels remain at $150,000 for Mr. Lu and $120,000 for Mr. Schillen. Both employment agreements terminate December 31, 2001. See "Summary Compensation Table" above, and the notes thereto.

         On April 23, 1996 the Board of Directors agreed to reserve 1,000,000 shares of common stock for distribution to Messrs. Lu and Schillen. Such shares can be purchased for $.25 per share, in installment payments with a five year promissory note with interest at 6% per annum. As of March 31, 1998 such officers had not purchased any of such shares.

         In September 1997 as consideration for each of Messrs. Lu and Schillen agreeing to defer up to 90% of their salaries through March 31, 1998, the Company issued 3,000,000 shares of Common Stock and warrants to purchase 3,000,000 shares of Common Stock to Mr. Lu, and issued 750,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock to Mr. Schillen. All of such warrants have an exercise price of $.10 per share. The warrants are fully vested and were exercisable until March 31, 1999. In March of 1999, the Company extended the terms until August 24, 2002.

         The Company maintains two life insurance policies on Mr. Lu, one for the benefit of the Company in the amount of $1,000,000 and one for the benefit of Mr. Lu's designated beneficiary in the amount of $500,000. The Company maintains a life insurance policy on Mr. Schillen, for the benefit of Mr. Schillen's designated beneficiary, in the amount of $500,000.

         On September 1, 1997 the Company entered into employment agreements with nine other employees holding key positions. The agreements provided for the issuance of an aggregate of 550,000 shares of Common Stock with a fair value of $11,000, as payment for services, warrants for 550,000 shares with an exercise price of $.10 per share and the semi-monthly compensation of approximately $14,000 in the aggregate.

         None of the employment agreements which the Company has with any of the executives, indicated above provides for any specific compensation to such individuals should their respective employment agreements be terminated prior to expiration of their respective terms.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of June 30, 1999, with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock or Preferred Stock,
(ii) each director of the Company, (iii) each Named Executive Officer of the Company; and (iv) all directors and executive officers as a group. Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.

                                                                                              PERCENTAGE OF COMMON
                                                                                                 STOCK ASSUMING
                                        COMMON STOCK       PERCENTAGE OF       PREFERRED          CONVERSION OF
 NAME                                       OWNED          COMMON STOCK     STOCK OWNED (1)    PREFERRED STOCK (2)
 ------------------------------------ ------------------ ------------------ ----------------- ----------------------

 James K.T. Lu (3)                           21,512,785              27.4%           209,287          27.8%
 Diamond Entertainment Corporation
 16200 Carmenita Road
 Cerritos CA 90703

 Jeffrey I. Schillen (4)                     7,170,750                9.2%            36,282           9.2%
 Diamond Entertainment Corporation
 4400 Route 9 South
 Freehold, NJ 07728


                                                                                              PERCENTAGE OF COMMON
                                                                                                 STOCK ASSUMING
                                        COMMON STOCK       PERCENTAGE OF       PREFERRED          CONVERSION OF
 NAME                                       OWNED          COMMON STOCK     STOCK OWNED (1)    PREFERRED STOCK (2)
 ------------------------------------ ------------------ ------------------ ----------------- ----------------------

 Murray T. Scott (5)                          1,300,000               1.7%            75,796           1.8%
 Diamond Entertainment Corporation
 16200 Carmenita Road
 Cerritos, CA 90703

 All directors and officers as a             29,983,535              38.3%           321,365          38.8%
 group (3 persons) (6)


(1) The Preferred Stock entitles the holder to 1.95 votes for each share owned and each share may be converted into 1.95 shares of Common Stock.
(2)    Assumes conversion of shares of Preferred Stock beneficially owned.
(3) Mr. Lu is President, Chief Executive Officer, Secretary and a director of the Company. Includes 14,100,000 shares of Common Stock issuable upon exercise of warrants, options and convertible notes.
(4) Mr. Schillen is the Executive Vice President and a director of the Company. Includes 4,150,000 shares of Common Stock issuable upon exercise of warrants, options and convertible notes.
(5) Mr. Scott is a director of the Company. Includes 250,000 shares of Common Stock issuable upon exercise of warrants or options.
(6) Represents 11,483,535 shares of Common Stock outstanding and 18,500,000 shares of Common Stock issuable upon exercise of warrants or options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1995, James Lu, the Company's Chairman, Chief Executive Officer and President, personally assumed obligations of the Company to three services providers in the aggregate amount of approximately $1,131,000. The obligations are secured by all shares of the Company's Common Stock owned or to be owned by Mr. Lu. In June 1995, Mr. Lu converted such obligations into 8,212,785 shares of Common Stock. In August 1995 Jeffrey I. Schillen and Murray T. Scott, each a director of the Company, agreed to assume $413,400 and $110,240, respectively, of the obligations assumed by Mr. Lu. In consideration for the reassignment of such obligations, Mr. Lu agreed to assign 3,000,000 and 800,000 of shares of Common Stock, respectively, to Messrs. Schillen and Scott. The assignment of such shares was effected during May 1999.

         During the quarter ended June 30, 1996 the Company issued 10% convertible debentures ("10% Debentures") in the original principal amount of $1,257,988. The principal was convertible into shares of the Company's Common Stock at a conversion price equal to 65% of the average closing bid price for the Common Stock for five trading days immediately prior to the conversion. Through March 31, 1999, 10% Debentures in the aggregate amount of $519,848 (including $39,848 in accrued interest and $37,650 in extension bonuses) had been converted into 7,487,668 shares of the Company's Common Stock at conversion prices ranging from $0.026 to $0.20 per share. One of the purchasers of 10% Debentures was UC Financial, Ltd., which, upon purchasing 10% Debentures, became the beneficial holder of more than 5% of the Company's Common Stock. Subsequent to March 31, 1998, an additional $91,750 in 10% Debentures had been converted into 2,823,077 additional shares of Common Stock.

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

         On September 1, 1997 each of Messrs. Lu and Schillen were issued shares and granted warrants as consideration for agreeing to defer payment of their salaries. Mr. Lu was issued 3,000,000 shares of Common Stock and granted warrants to purchase an additional 3,000,000 shares of Common Stock at $0.10 per share through March 31, 1999. Mr. Schillen was issued 750,000 shares of Common Stock and granted warrants to purchase an additional 750,000 shares of Common Stock at $0.10 per share through March of 1999. The warrants are fully vested and were exercisable until March 31, 1999. In March of 1999, the Company extended the terms until August 24, 2002.

         The Company executed nine employment agreements effective September 1, 1997, pursuant to which an aggregate of 550,000 shares of Common Stock were issued, with a deemed value of $11,000, as payment for past services, warrants for 550,000 shares with an exercise price of $.10 per share. Such shares were subsequently registered pursuant to the Company's Registration Statement on Form S-8 filed in September 1997.

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

        In the June 1998 quarter, the Company's subsidiary received a total of $2,721,860 from related parties to be utilized by the Company to pay a major supplier of the Company for toy purchases. Subsequently, the related parties were successful in receiving credits of $743,935 from the toy supplier. These credits were applied by the related parties to the monies owed by the Company for the purchases of toys. The Company repaid the related parties $50,000 which left an outstanding obligation of $1,927,925 as of March 31, 1999. In June 1999, the Company entered into negotiations with the related parties to convert their obligations of approximately $1,900,000 to an equity position for shares of the Company's common stock. The Company is continuing negotiations in July of 1999 to convert related party payables totaling approximately $1,900,000 into shares of the Company's common stock.

         In July and August of 1998, Mr. Lu was granted additional options to purchase 6,000,000 shares of Common Stock for $0.10 per share in consideration of his (i) personal guaranty of the Company's bank line of credit, (ii) loans made to the Company, (iii) certain fulfillment orders submitted to the Company and (iv) real estate transactions pertaining to its investment in ATRE. Such options expire July 9, 2003.

        On July 15, 1998, the Company incorporated Galaxynet International, Inc. ["GalaxyNet"] in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet intended to develop and sell internet gaming software and intended to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wagers from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 6,000,000 options to the Chief Executive Officer exercisable at $.10 in connection with this project. On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between $3,000,000 and $10,000,000 with an enterprise who would be paid the sum of 15% of the aggregate proceeds and receive finders options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share. The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently canceled the project and refunded the $250,000 to the investor and canceled all the project related options in November 1998. The company incurred expenses on behalf of GalaxNet for fiscal 1999 of approximately $30,000.

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

         On November 2, 1998, convertible debentures with a balance of $848,861 were reinvested into a new note for $921,851 for a new two year term expiring October 31, 2000 with interest of 10% and an extension bonus of $175,000, which caries interest of 1.5% per annum payable $50,000 per month after payment of all prior interest and the restructured note. The repayment term was a weekly amount of $6,250 and $12,500 in the years 1999 and 2000.

         In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized 20,000 of the extension bonus a financing expense for the year ended March 31, 1999.

         In March of 1999, the Company received a $50,000 from James Lu and a total of $250,000 from five investors and issued convertible promissory notes amounting to $300,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes contain certain piggyback and a demand registration right with respect to the shares issuable upon conversion of the notes. The notes are convertible immediately into common stock at the rate of $.05 per share. Such options expire in March 2002. At March 31, 1999, the balance of convertible notes therefore $475,000.

         At March 31, 1999, the Company was owed approximately $69,000 from the President of the Company for advances and loans. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. For the years ended March 31, 1999 and 1998, the Company recorded interest income of $1,170 and $6,607, respectively. This loan amount is due in December 2001. On March 15, 1999, the unpaid balance of approximately $69,000 was forgiven by the Company in consideration for the President's 1999 and 1998 personal guarantees for two leases and promissory notes.

         On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $150,000 in April of 1999. The Company filed a Form S-8 on May 19,1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $300,000 for the issuance of the shares as a result of the options being exercised.

         On May 25, 1999, options to purchase 1,000,000 shares of Common Stock at an exercise price of $0.05 per share were issued to Mr. Lu. The options were issued in consideration of Mr. Lu's negotiations with note holders of the Company which resulted in the conversion of $903,076 in outstanding principal and interest into the Company's Common Stock. Such options expire on May 24, 2004.

         On May 25, 1999, options to purchase 1,000,000 shares of Common Stock at an exercise price of $0.05 per share were issued to Mr. Lu. The options were issued in consideration of Mr. Lu's securing additional financing for the Company in the form of convertible notes in the principal amount of $350,000. Such options expire on May 24, 2004.

         On May 25, 1999, options to purchase 500,000 shares of Common Stock at an exercise price of $0.10 per share were issued to Mr. Lu. The options were issued in consideration of Mr. Lu's negotiations with convertible note holders of the Company to convert $250,000 of the principal amount of a convertible note into the Company's Common Stock. Such options expire on May 24, 2004.

         On May 25, 1999, options to purchase shares of Common Stock at an exercise price of $0.10 per share, were issued as follows: 500,000 options were issued to Mr. Lu and 500,000 options were issued to Mr. Schillen. The options were issued in consideration of Messrs. Lu's and Schillen's efforts in concluding an agreement for the Company pursuant to which the Company obtained exclusive distribution rights to certain products. Such options expire on May 24, 2004.

         On May 25, 1999, options to purchase shares of Common Stock for $0.05 per share, were issued as follows: 500,000 options were issued to Mr. Lu and 500,000 options were issued to Mr. Schillen. The options were issued in consideration of Messrs. Lu's and Schillen's efforts in concluding an agreement for the Company pursuant to which the Company obtained North American distribution rights to certain products. Such options expire on May 24, 2004.

         In April and June of 1999, the Company received $50,000 from an investor and $100,000 from Mr. Schillen, an officer and director of the Company and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthy at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share. The notes combine certain piggyback and a demand registration right with respect to the shares issuable upon conversion of the notes. As of June 14, 1999, a total of $150,000 of convertible notes from March of 1999 were converted into 3,000,000 shares of the Company's common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         The following is a list of exhibits filed as part of this filing. Where so indicated by footnote, the exhibits have been previously filed and are hereby incorporated by reference.

EXHIBIT
NO.            DESCRIPTION
-------        -----------

3.1 (4)        Certificate of Incorporation, as amended.
3.2 (4)        By-laws, as amended.
4.1 (4)        Certificate for shares of Common Stock.
10.1 (3)(2)    Employment Agreement effective as of January 1, 1991
               between the Company and James K.T. Lu, and Amendment No. 1 to
               Employment Agreement, dated September 1, 1997.
10.2 (3)(2)    Employment Agreement effective as of August 16, 1991
               between the Company and Jeffrey I. Schillen, and Amendment No. 1
               to Employment Agreement, dated September 1, 1997.
10.3 (5)       Agreement of Merger dated May 13, 1997, between BDC
               Acquisition Corp. and Beyond Design Corporation.
10.4 (6)       Consulting Agreement dated August 25, 1997 between the Company and Peter Benz.
10.5 (6)       Consulting Agreement dated August 25, 1997 between the Company and George Furla.
10.6 (6)       Consulting Agreement dated August 25, 1997 between the Company and Al Davis.
10.7 (2)(6)    Consulting Agreement dated August 25, 1997 between the Company and Murray T. Scott.
10.8 (6)       Consulting Agreement dated August 25, 1997 among the Company and Bruce W. Barren and the EMCO/Hanover Group.
10.9 (6)       Employment Agreements dated as of September 1, 1997, between the Company and various employees.
10.10 (3)      Standard Sublease Agreement, dated as of July 30, 1998,
               between the Company and Shinho Electronics & Communication, Inc.,
               for executive offices on Carmenita Road, Cerritos, California.
10.11 (3)      Standard Industrial/Commercial Multi-Tenant Lease Agreement,
               dated as of November 1, 1995, between the Company and Marquardt
               Associates, for offices on Marquardt Avenue, Cerritos,
               California.
10.12 (3)      Office Lease Agreement dated October 31, 1997, between the
               Company and Freehold-Craig Road Partnership, for offices in
               Freehold, New Jersey.
10.13 (3)      Form of Sublease Agreement between the Company as sublessor and Vigor Sports, Inc. as subtenant, for offices on Marquardt
               Avenue, Cerritos, California.
10.14 (1)      10% Callable Convertible Note, dated March 22, 1999, in the principal amount of $50,000 issued to Mr. Lu.
10.15 (1)      10% Callable Convertible Note, dated June 3, 1999, in the
               principal amount of $100,000 issued to Mr. Schillen.
21.1(1)        Subsidiaries of the Registrant.
27 (1)         Financial Data Schedule.

--------------
(1)  Filed herewith.
(2) Indicates a management contract or compensatory plan or arrangement required to be filed.
(3) Incorporated by reference as Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31, 1998, filed December 24, 1998, File Number 0-17953.
(4) Incorporated by reference to Registrant's Registration Statement on Form S-18, File No. 33-33997.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed May 16, 1997, File No. 0-17953.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed September 15, 1997, File No. 333-35623.

(b)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K in the last quarter of the fiscal year ended March 31, 1999.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


FINANCIALS STATEMENTS

The following consolidated financial statements are included in Item 7:

   Independent Auditor's Report........................................F-2

   Consolidated Balance Sheet as of March 31, 1999 ....................F-3..F-4

   Consolidated Statements of Operations for the years ended
   March 31, 1999 and 1998.............................................F-5

   Consolidated Statements of Stockholders' Equity [Deficit] for the
   years ended March 31, 1999 and 1998.................................F-6

   Consolidated Statements of Cash Flows for years ended
   March 31, 1999 and 1998.............................................F-7..F-9

   Notes to Consolidated Financial Statements..........................F-10.F-29

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Diamond Entertainment Corporation and Subsidiaries



               We have audited the accompanying consolidated balance sheet of Diamond Entertainment Corporation and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity [deficit], and cash flows for each of the two fiscal years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for each of the two fiscal years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

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






                                                  MOORE STEPHENS, P.C.
                                                  Certified Public Accountants.

Cranford, New Jersey
June 16, 1999

ITEM 7:   FINANCIALS


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999.
-------------------------------------------------------------------------------------------------------------------------



ASSETS:
CURRENT ASSETS:
   Cash                                                                                                   $       48,074
   Accounts Receivable - Net                                                                                     793,046
   Inventory                                                                                                   2,162,441
   Prepaid Expenses                                                                                              123,092
                                                                                                          ---------------

   TOTAL CURRENT ASSETS                                                                                        3,126,653
                                                                                                          ---------------

PROPERTY AND EQUIPMENT:
   Leasehold Improvements                                                                                         34,758
   Furniture, Fixtures and Equipment                                                                           1,096,238
                                                                                                          ---------------

   Total - At Cost                                                                                             1,130,996
   Less:  Accumulated Depreciation                                                                               757,714
                                                                                                          ---------------

   PROPERTY AND EQUIPMENT - NET                                                                                  373,282
                                                                                                          ---------------

FILM MASTERS AND ARTWORK                                                                                       3,861,600

LESS:  Accumulated Amortization                                                                                3,659,776
                                                                                                          ---------------

   TOTAL FILM MASTERS AND ARTWORK - NET                                                                          201,824
                                                                                                          ---------------

OTHER ASSETS:
   Investment in ATRE                                                                                             50,000
   Related Party Receivable                                                                                       39,510
   Other Assets                                                                                                   82,873
   Deferred Costs                                                                                                155,000
                                                                                                          ---------------

   TOTAL OTHER ASSETS                                                                                            327,383
                                                                                                          ---------------

   TOTAL ASSETS                                                                                           $    4,029,142
                                                                                                          ===============


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999.
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]:
CURRENT LIABILITIES:
   Cash Overdraft                                                                                         $      152,977
   Accounts Payable                                                                                            1,021,059
   Accounts Payable - Related Party [4C] [19E]                                                                 1,927,925
   Notes Payable                                                                                               1,402,200
   Convertible Debentures - Net                                                                                  475,000
   Lease Obligations Payable                                                                                      24,075
   Accrued Expenses                                                                                              278,016
                                                                                                          ---------------

   TOTAL CURRENT LIABILITIES                                                                                   5,281,252
                                                                                                          ---------------

LONG-TERM LIABILITIES:
   Lease Obligations Payable                                                                                      47,819
   Notes Payable                                                                                                  12,214
                                                                                                          ---------------

   TOTAL LONG-TERM LIABILITIES                                                                                    60,033
                                                                                                          ---------------

   TOTAL LIABILITIES                                                                                           5,341,285
                                                                                                          ---------------

COMMITMENTS AND CONTINGENCIES [5] [6]                                                                                 --
                                                                                                          ---------------

STOCKHOLDERS' EQUITY [DEFICIT]:
   Convertible Preferred Stock - No Par Value, 5,000,000 Shares Authorized,
     483,251 Issued [of which 172,923 are held in Treasury]                                                      376,593

   Common Stock - No Par Value, 100,000,000 Shares
     Authorized; 50,619,029 Shares Issued and Outstanding                                                     11,801,973

   Additional Paid-in Capital                                                                                 (1,156,231)

   Accumulated Deficit                                                                                       (12,237,495)
                                                                                                          ---------------

   Sub-Total                                                                                                  (1,215,160)
   Less:   Treasury Stock [Preferred] - At Cost                                                                  (48,803)
           Deferred Costs                                                                                        (48,180)
                                                                                                          ---------------

   TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                                                                       (1,312,143)
                                                                                                          ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]                                                   $    4,029,142
                                                                                                          ===============


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------

                                                                                                  YEARS ENDED
                                                                                                  -----------
                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                          1 9 9 9               1 9 9 8
                                                                                          -------               -------

SALES - NET                                                                           $    4,549,525      $    8,724,149

COST OF SALES                                                                              3,020,405           5,696,810
                                                                                      ---------------     ---------------

   GROSS PROFIT                                                                            1,529,120           3,027,339
                                                                                      ---------------     ---------------

OPERATING EXPENSES:
   Selling Expenses                                                                          923,191           1,527,856
   General and Administrative Expenses                                                     1,498,883           1,347,355
   Factoring Fees                                                                             67,051              96,950
   Bad Debt Expense                                                                          307,013             152,440
   Non-Cash Consulting and Compensation Expenses                                             111,000              95,678
                                                                                      ---------------     ---------------

   TOTAL OPERATING EXPENSES                                                                2,907,138           3,220,279
                                                                                      ---------------     ---------------

   OPERATING LOSS                                                                         (1,378,018)           (192,940)
                                                                                      ---------------     ---------------

OTHER EXPENSES [INCOME]:
   Interest Expense                                                                          393,050             374,449
   Interest Income - Related Party                                                            (1,006)           (129,047)
   Other Income                                                                              (41,256)            (96,822)
   Rental Income - Related Party                                                              (6,000)                 --
   Valuation Adjustment for ATRE [4B]                                                       (138,773)          1,117,788
   Interest Expense - Non-Cash [7D]                                                           84,587              46,134
                                                                                      ---------------     ---------------

   OTHER EXPENSES - NET                                                                      290,602           1,312,502
                                                                                      ---------------     ---------------

   LOSS BEFORE EXTRAORDINARY ITEM                                                         (1,668,620)         (1,505,442)

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                                                      65,968                  --
                                                                                      ---------------     ---------------

   NET LOSS                                                                           $   (1,602,652)     $   (1,505,442)
                                                                                      ===============     ===============

BASIC AND DILUTED PER SHARE DATA:
   Loss Before Extraordinary Item                                                     $         (.05)     $         (.08)
   Extraordinary Item                                                                             --                  --
                                                                                      ---------------     ---------------

   NET LOSS PER SHARE - BASIC AND DILUTED                                             $         (.05)     $         (.08)
                                                                                      ===============     ===============

   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                          34,392,178          20,028,914
                                                                                      ===============     ===============


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
----------------------------------------------------------------------------------------------------------------------------------
                                                     CONVERTIBLE
                                                   PREFERRED STOCK               COMMON STOCK
                                            ----------------------------  ---------------------------    ADDITIONAL    RETAINED
                                               NUMBER OF                    NUMBER OF                     PAID-IN      EARNINGS
                                                SHARES         AMOUNT         SHARES        AMOUNT        CAPITAL      [DEFICIT]
                                            -------------  -------------  ------------- -------------  ------------- -------------

   BALANCE - APRIL 1, 1997                       483,251   $    376,593     15,390,941  $ 10,013,334   $ (1,310,231) $ (9,129,401)

Stock Issued for Acquisition of BDC                   --             --      2,427,273        17,465             --            --
Stock Warrants Issued [5F, 13D]                       --             --             --            --        100,000            --
Shares Issued to Two Officers for
   Deferral of Salary [5D]                            --             --      3,750,000        75,000             --            --
Shares Issued to Employees for Past
   Services                                           --             --        550,000        11,000             --            --
Shares Issued to Consultant - Signing
   Bonus                                              --             --        250,000         5,000             --            --
Shares Issued in Lieu of Commission [10F]             --             --        347,368        66,000             --            --
Consulting Expense                                    --             --             --            --             --            --
Compensation Expense                                  --             --             --            --             --            --
Debt Converted                                        --             --      6,037,668       229,848             --            --
Net [Loss] for the year ended March 31, 1998          --             --             --            --             --    (1,505,442)
                                            -------------  -------------  ------------- -------------  ------------- -------------

   BALANCE - MARCH 31, 1998                      483,251        376,593     28,753,250    10,417,647     (1,210,231)  (10,634,843)

Convertible Principal Debt Converted
   June 1998 [7D]                                     --             --      2,823,077        91,750             --            --
Convertible Principal Debt and Interest
   Converted February 1999 [7D]                       --             --     11,018,179       903,076             --            --
Options Issued to Consultants in
   January and February 1999 [5F, 13H]                --             --             --            --         33,000            --
Consulting Expense [5D, 5F]                           --             --             --            --             --            --
Options Issued for Guarantee of Debt [13F]            --             --             --            --         10,000            --
Options Issued for Fulfillment of Order [13F]         --             --             --            --          5,000            --
Consulting Expense - February 1999 for
   Change in Exercise Price [5F, 13E]                 --             --             --            --          6,000            --
Exercise of Options and Warrants [5F,
   13E, 13H]                                          --             --      6,500,000       355,000             --            --
Settlement Agreement [10G]                            --             --      1,499,523        30,000             --            --
Shares Issued in Lieu of Commission [10F]             --             --         25,000         4,500             --            --
Net [Loss] for the year ended March 31, 1999          --             --             --            --             --    (1,602,652)
                                            -------------  -------------  ------------- -------------  ------------- -------------

   BALANCE - MARCH 31, 1999                      483,251   $    376,593     50,619,029  $ 11,801,973   $ (1,156,231) $(12,237,495)
                                            =============  =============  ============= =============  ============= =============


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT] (continued)
-----------------------------------------------------------------------------------------


                                                  TREASURY                     TOTAL
                                                   STOCK                    STOCKHOLDERS'
                                                [PREFERRED]     DEFERRED       EQUITY
                                                  AT COST        COSTS        [DEFICIT]
                                                -----------   -------------  ------------

   BALANCE - APRIL 1, 1997                      $  (48,803)   $    (14,858)  $  (113,366)

Stock Issued for Acquisition of BDC                     --              --        17,465
Stock Warrants Issued [5F, 13D]                         --        (100,000)           --
Shares Issued to Two Officers for
   Deferral of Salary [5D]                              --         (75,000)           --
Shares Issued to Employees for Past
   Services                                             --              --        11,000
Shares Issued to Consultant - Signing
   Bonus                                                --              --         5,000
Shares Issued in Lieu of Commission [10F]               --              --        66,000
Consulting Expense                                      --          45,678        45,678
Compensation Expense                                    --          50,000        50,000
Debt Converted                                          --              --       229,848
Net [Loss] for the year ended March 31, 1998             --             --    (1,505,442)
                                                -----------   -------------  ------------

   BALANCE - MARCH 31, 1998                        (48,803)        (94,180)   (1,193,817)

Convertible Principal Debt Converted
   June 1998 [7D]                                       --              --        91,750
Convertible Principal Debt and Interest
   Converted February 1999 [7D]                         --              --       903,076
Options Issued to Consultants in
   January and February 1999 [5F, 13H]                  --         (33,000)           --
Consulting Expense [5D, 5F]                             --          79,000        79,000
Options Issued for Guarantee of Debt [13F]              --              --        10,000
Options Issued for Fulfillment of Order [13F]           --              --         5,000
Consulting Expense - February 1999 for
   Change in Exercise Price [5F, 13E]                   --              --         6,000
Exercise of Options and Warrants [5F,
   13E, 13H]                                            --              --       355,000
Settlement Agreement [10G]                              --              --        30,000
Shares Issued in Lieu of Commission [10F]               --              --         4,500
Net [Loss] for the year ended March 31, 1999            --              --    (1,602,652)
                                                -----------   -------------  ------------

   BALANCE - MARCH 31, 1999                     $  (48,803)   $    (48,180)  $(1,312,143)
                                                ===========   =============  ============


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------

                                                                                                  YEARS ENDED
                                                                                                  -----------
                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                         1 9 9 9             1 9 9 8
                                                                                         -------             -------
OPERATING ACTIVITIES:
   Net [Loss]                                                                         $   (1,602,652)     $   (1,505,442)
                                                                                      ---------------     ---------------
   Net Cash Adjustments to Reconcile Net [Loss] to Net Cash
     [Used for] Provided by Operating Activities:
     Depreciation                                                                            107,084             105,029
     Amortization of Film Masters and Artwork                                                231,599             274,762
     Provision for Doubtful Accounts                                                         307,013              68,440
     Inventory Reserve                                                                       500,000                  --
     Losses Resulting from Write-off of Fixed Assets,
       Film Masters and Artwork and Security Deposits                                             --             328,416
     Amortization of Deferred Compensation                                                    79,000              95,678
     Amortization of Extension Cost for Convertible Debentures                                84,587              46,134
     Fair Value of Shares Issued for Acquisition of BDC                                           --              17,465
     Reduction of Exercise Price to Consultants                                                6,000                  --
     Fair Value of Shares Issued to Officer/Employees                                         15,000              11,000
     Fair Value of Shares Issued to Consultant                                                    --               5,000
     Fair Value of Shares Issued for Commissions                                                  --              66,000
     Interest Income Accrual - ATRE                                                               --            (120,000)
     Write-down of ATRE Investment                                                                --           1,117,788
     Valuation Adjustment of ATRE                                                           (138,773)

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable - Trade                                                            81,449             871,631
       Inventory                                                                           1,121,231          (1,925,252)
       Prepaid Expenses and Deposits                                                          20,173             (28,935)
       Other Assets                                                                            7,547                  --
       Accounts Receivable - Related Party                                                    29,684                  --
       Other Receivables

     Increase [Decrease] in:
       Accounts Payable                                                                   (1,590,768)          1,481,090
       Related Party Payable                                                                      --             (20,688)
       Deposits                                                                                   --            (322,450)
       Accrued Expenses                                                                     (130,011)             76,271
                                                                                      ---------------     ---------------

     Total Adjustments                                                                       730,815           2,147,379
                                                                                      ---------------     ---------------

   NET CASH - OPERATING ACTIVITIES - FORWARD                                                (871,837)            641,937
                                                                                      ---------------     ---------------

INVESTING ACTIVITIES:
   Advances to ATRE                                                                               --             (80,320)
   Repayments by ATRE                                                                        588,773             220,600
   Payment of Officers' Loans Receivable                                                          --            (607,687)
   Repayments of Officers' Loan Receivable                                                        --             538,493
   Payment of Employee Loans Receivable                                                           --             (11,137)
   Payment of Entertainmax Receivable                                                             --             (19,564)
   Capital Expenditures                                                                     (109,558)           (184,645)
   Masters and Artwork                                                                       (72,073)           (137,059)
   Proceeds from Notes Receivable                                                             30,701                  --
                                                                                      ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES - FORWARD                                          $      437,843      $     (281,319)


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------
                                                                                                  YEARS ENDED
                                                                                                  -----------
                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                         1 9 9 9             1 9 9 8
                                                                                         -------             -------

   NET CASH - OPERATING ACTIVITIES - FORWARDED                                        $     (871,837)     $      641,937
                                                                                      ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES - FORWARDED                                               437,843            (281,319)
                                                                                      ---------------     ---------------

FINANCING ACTIVITIES:
   Proceeds from Notes Payable                                                             6,938,954           7,590,459
   Payments of Related Party Loan                                                            (50,000)                 --
   Payments of Notes Payable                                                              (7,208,630)         (8,039,541)
   Payments of Lease Payable                                                                 (11,763)            (14,770)
   Cash Overdraft                                                                            152,977             108,764
   Exercise of Options and Warrants                                                          355,000                  --
   Proceeds from Convertible Debentures                                                      300,000                  --
                                                                                      ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                                           476,538            (355,088)
                                                                                      ---------------     ---------------

   NET INCREASE IN CASH                                                                       42,544               5,530

CASH - BEGINNING OF YEARS                                                                      5,530                  --
                                                                                      ---------------     ---------------

   CASH - END OF YEARS                                                                $       48,074      $        5,530
                                                                                      ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the years for:
       Interest                                                                       $      300,000      $      477,105
       Income Taxes                                                                   $           --      $           --


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted will be fully vested on December 31, 1997 and the warrants are exercisable through August 2002. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $25,000 and $50,000 for the years ended March 31, 1999 and 1998, respectively. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price [5D].

   In September of 1997, the Company negotiated a one year extension agreement for the convertible debentures and agreed to add 15% to the debentures as a deferred financing cost of $110,721, which was amortized in 1998 and 1999 as interest expense. In addition, the Company negotiated a $175,000 extension payment in February of 1999 whereby the Company amortized $20,000 as financing expense as of March 31, 1999.

   During fiscal 1998, the Company granted warrants in connection with consulting agreements and recorded $100,000 in deferred consulting costs and expensed $50,000 and $30,820 for the years ended March 31, 1999 and 1998, respectively [5F and 13E].

   In July and August of 1998, the Company granted options to the Chief Executive Officer for 6,000,000 shares of common stock exercisable at $.10 per share and recorded non-cash compensation expense of $15,000 [13F].


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
[CONTINUED]:
   During fiscal 1999, $994,826 in convertible debentures were converted into 13,841,256 shares of common stock. During fiscal 1998, $229,848 of convertible debentures were converted into 6,037,668 shares of common stock [7D].

   During fiscal 1999, the Company granted options for 4,950,000 shares of common stock in connection with four consulting agreements executed in the fourth quarter of fiscal 1999 and recorded $33,000 in deferred consulting costs whereby $4,000 was expensed in the year ended March 31, 1999 [5F and 13H].

   During fiscal 1999 and 1998, there were retirements of film masters and artwork for approximately $70,686 and $625,000, respectively. In addition in fiscal 1999, the Company retired an auto with a book value of approximately $22,000.

   During the year ended March 31, 1999, the Company entered into capital lease agreements for equipment totaling approximately $70,000.


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - The Company is in the business of distributing and selling videocassettes, general merchandise, patented toys, furniture, and Cine-Chrome gift cards, with a web site presence throughout the United States.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company has no cash equivalents.

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

Depreciation expense for the years ended March 31, 1999 and 1998 is $107,084 and $105,029, respectively.

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

Amortization expense for the years ended March 31, 1999 and 1998 is $230,819 and $274,762, respectively.

ADVERTISING COSTS - Adverting cost are expensed as incurred. Advertising costs of $54,718 and $108,904 were expensed for the years ended March 31, 1999 and 1998, respectively.

BAD DEBTS - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is approximately $221,000 at March 31, 1999.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------


[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

NET [LOSS] PER SHARE -The FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has adopted SFAS No. 128, prior period EPS data have been restated. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. The Company has potentially dilutive securities that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Such securities may dilute EPS in future years [See Notes 5D and 13].

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

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no deposits as of March 31, 1999, with financial institutions subject to a credit risk beyond the insured amount.

[2] ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 1999 net of allowance for doubtful accounts were approximately $793,000. Substantially all of the accounts receivable at March 31, 1999, have been pledged as collateral for the line of credit [See Note 7A].

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------


[3] INVENTORY

Inventory as of March 31, 1999 consists of:

Raw Materials                                                 $     584,643
Finished Goods                                                    2,077,798
                                                              --------------

Total                                                             2,662,441
Allowance                                                          (500,000)
                                                              --------------

   NET INVENTORY                                              $   2,162,441
   -------------                                              ==============

An allowance has been established for the inventory of approximately $500,000. This reserve is primarily for the anticipated reductions in selling prices [which are lower than the carrying value] for inventory which has been (a) restricted to specified distribution territories as a result of settlements in the last quarter of fiscal 1999 and (b) a rise in certain inventory which may have past the peak selling season.

[4A] RELATED PARTIES RECEIVABLES

At March 31, 1998, the Company was owed approximately $69,000 from the President of the Company for advances and loans. Simple interest was accrued monthly at an annual rate of 10% on the outstanding balance. For the years ended March 31, 1999 and 1998, the Company recorded interest income of $1,170 and $6,607, respectively. This loan amount was due in December 2001. On March 15, 1999, the unpaid balance of approximately $69,000 was forgiven by the Company and treated as a financing cost on the statement of operations in consideration for the President's 1998 and 1999 personal guarantees for two leases and promissory notes.

The Company has a receivable of $6,000 from an entity, in which the President of the Company is a major stockholder. This receivable represents rent due for space at the Company utilized by the entity. Monthly rental income from this entity is $800.

[4B] AMERICAN TOP REAL ESTATE ["ATRE"]

The Company paid $50,000 for a 50% interest in ATRE. This investment is accounted for on the equity method.

In September 1996, a parcel of land was sold and proceeds were retained for future sewage construction needed for a 20 acre property. The Company received $121,600 from ATRE for this parcel of land in fiscal 1997.

During the year ended March 31, 1998, ATRE sold approximately 11 acres. The Company advanced an additional $80,320 to ATRE and received $220,600 from the proceeds of the parcel of 10 acres as repayment of the advances to ATRE in fiscal 1998. The Company also received approximately $600,000 from ATRE during the period April 1, 1998 through March 31, 1999.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------


[4B] AMERICAN TOP REAL ESTATE ["ATRE"] [CONTINUED]

At March 31, 1998, ATRE had binding sales contracts for the remaining parcels of commercial real estate owned by ATRE as these parcels of land were under development. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to list and sell the remaining parcels. ATRE continues to list these properties. Management of the Company received communication from a real estate development specialist in 1998 advising the Company that an aggregate approximate value of $5,200,000 is calculated for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, it is not possible to predict with any certainty when the closing of these sales contracts of real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. At March 31, 1998, the Company therefore setup a valuation allowance of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 was presented at the amount of the anticipated 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances at March 31, 1998, the Company believed the likelihood that $1,117,788 from future proceeds from the sale of the ATRE parcels could not be realized with any certainty [See Note 19D].

[4C] RELATED PARTIES PAYABLE

In the June 1998 quarter, the Company's subsidiary received a total of $2,721,860 from related parties to be utilized by the Company to pay a major supplier of the Company for toy purchases. Subsequently, the related parties were successful in receiving credits of $743,935 from the toy supplier. These credits were applied by the related parties to the monies owed by the Company for the purchases of toys. The Company repaid the related parties $50,000 which left an outstanding obligation of $1,927,925 as of March 31, 1999.

[5] COMMITMENTS

[A] ROYALTY COMMITMENTS - The Company has entered into various royalty agreements for licensing of titles for terms of one to seven years. Certain agreements include minimum guaranteed payments. For the years ended March 31, 1999 and 1998, royalty expense was $73,356 and $79,631, respectively, pursuant to these agreements.

[B] VIDEO AGREEMENTS - The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

[C] ACCOUNTS PAYABLE - The Company is currently delinquent on a significant amount of its accounts payable.

[D] EMPLOYMENT AGREEMENTS - In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum. As of March 31, 1999, the officers did not purchase these shares.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------


[5] COMMITMENTS [CONTINUED]

[D] EMPLOYMENT AGREEMENTS [CONTINUED] - In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted vested during fiscal 1997 and the warrants were exercisable until March 31, 1999. In March of 1999, the Company extended the term until August 24, 2002. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $25,000 and $50,000 in the years ended March 31, 1999 and 1998, respectively. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price. These warrants were not exercised.

In September 1997, the Company entered into employment agreements with nine employees holding key positions. The agreements provide for an aggregate of 550,000 shares of common stock with a fair value of $11,000 for past services, warrants for 550,000 shares with an exercise price of $.10 per share and semi-monthly compensation of approximately $14,000. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price. These warrants were not exercised as of March 31, 1999.

[E] SALE OF MULTI MEDIA ASSETS - On May 8, 1995, the Company closed a sales agreement with a Mexican company, Central Video, for $750,000 by allowing credit to the Company for future duplication services. The general manager of Central Video is the former President of the Company. The Company received $750,000 of duplication services and surrendered equipment having a book value of approximately $630,000. The Company guaranteed Central Video's general manager a minimum of $2,500,000 a year of production orders for three years and agreed to pay Central Video's general manager a 3% commission on orders the Company places with Central Video. The Company satisfied this obligation in fiscal 1996, however, in 1997, the Company did not fulfill this obligation and was delinquent in payments to Central Video. The Company settled this contract with Central Video in September of 1997. The Company agreed to pay Central Video $12,500 a week until the total obligation of $740,000 was paid. This settlement dissolved the production contract and all outstanding payable obligation. As of March 31, 1999, there was no balance owed to Central Video.

[F] FINANCIAL CONSULTANT COMMITMENTS - In June of 1996, the Company engaged three consultants for a period of two years. The Company will reimburse the consultants' business expenses not to exceed $750 per month. The financial consultants received a total of 1,000,000 warrants with an exercise price of $.25 per share in exchange for services to be rendered. The Company recorded deferred consulting costs of $50,000 for the fair value of the warrants to purchase the 1,000,000 shares of common stock and expensed $14,858 and $35,142 for the years ended March 31, 1998 and 1997, respectively. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------


[5] COMMITMENTS [CONTINUED]

[F] FINANCIAL CONSULTANT COMMITMENTS [CONTINUED] - In August of 1997, the Company engaged four consultants for a period of two years to provide assistance in restructuring and designing the Company's operations and long-term strategic plan. The consultants received warrants to purchase an aggregate 2,050,000 shares of the Company's common stock at an exercise price of $.10 per share. In 1999, the Company reduced the exercise price to $.05 and recorded a non-cash additional consulting expense of $40,000 in 1999. The warrants expire at the end of the two year consulting period. The Company recorded deferred consulting costs of $100,000 for the fair value of the warrants and expensed approximately $50,000 and $31,000 for the years ended March 31, 1999 and 1998, respectively. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant. In addition, the Company also issued 250,000 shares of stock to one of the consultants in consideration of entering into a two year consulting agreement and recorded $5,000 as a signing bonus. In July of 1998, the Company raised $20,000 from the exercise of warrants for 200,000 shares of the Company's common stock. The Company received in January and February of 1999 $60,000 from the exercise of 600,000 options at $.10 per share.

On January 10, 1999, the Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. The Company recorded deferred consulting cost of $31,000 and amortized $3,800 for the year ended March 31, 1999. These options were exercised in February of 1999 for proceeds to the Company of $275,000. The Company filed a Form S-8 in February of 1999 for these shares of common stock.

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. The Company recorded deferred consulting costs of approximately $2,000 and amortized $200 for the year ended March 31, 1999. These options were not exercised as of March 31, 1999. The Company filed a Form S-8 in February of 1999 for these shares of common stock.

[G] EXCLUSIVE DISTRIBUTION AGREEMENT - In April of 1998, the Company entered into an agreement with S4C Corporation for the exclusive rights to distribute a home video tape through December 31, 2003 with total advance payments aggregating a total commitment of approximately $100,000 and additional royalties due as a percentage of wholesale prices. The Company paid royalty advances of $84,300 for the year ended March 31, 1999 whereby $39,745 has been earned and expensed.

[6] LEASE COMMITMENTS

[A] OPERATING LEASES - The Company leases various office and storage facilities, automobiles and equipment under operating leases expiring between 1998 and 2002.

The Company leases office space in Freehold, New Jersey for approximately $2,400 per month which expires in October 2001. Total rent expense for the New Jersey facility was approximately $29,000 for the year ended March 31, 1999.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------


[6] LEASE COMMITMENTS [CONTINUED]

Commencing October 1, 1998 and ending June 2002, the Company entered into a lease for office, manufacturing and warehouse space for approximately $21,800 per month. Rent expense for this facility for the year ended March 31, 1999 was approximately $130,000. It also leased for $9,274 per month office and warehousing space which would expire March 2001. Rent expense for this facility was approximately $172,000 for the year ended March 31, 1999. The Company has entered into a sublease for this space with a subtenant beginning January 1, 1999 which requires the subtenant to pay approximately $9,494 per month from March 1, 1999 through February 2000, and $9,936 per month from March 1, 2000 through March 31, 2001. The Company also has a one year sublease agreement, for a total of approximately $10,000 annual rental income, with an entity whose majority stockholder is the President of the Company. Rent expense for the two California locations for the year ended March 31, 1998 was approximately $135,000.

The following schedules shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

                                                          YEARS ENDED
                                                          -----------
                                                            MARCH 31,
                                                            ---------
                                                     1 9 9 9           1 9 9 8
                                                     -------           -------

Minimum Rentals                                 $     855,952     $     200,005
Less: Sublease Rentals                                227,856            15,000
                                                --------------    --------------

   TOTALS                                       $     628,096     $     215,005
   ------                                       ==============    ==============

The following is the approximate aggregate future minimum rentals for the next five years for operating leases:

MARCH 31,
   2000                                                       $     395,911
   2001                                                             395,911
   2002                                                              64,130
   2003                                                                  --
   2004                                                                  --
                                                              --------------

   TOTAL FUTURE MINIMUM LEASE PAYMENTS                        $     855,952
   -----------------------------------                        ==============

The operating leases also provide for cost escalation payments.

The total future minimum lease payments of $855,952 does not include sublease rental income of approximately $240,000 over the next two years.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------


[7] DEBT OBLIGATIONS


Notes payable consist of the following:
                                                                  M A R C H   31,  1 9 9 9
---------------------------------------------------------------------------------------------------------------------
   TYPE OF LOAN                          AMOUNT          CURRENT      LONG-TERM     RATE           DUE DATE
   ------------                          ------          -------      ---------     ----           --------

Installment Loan (B)                $         --    $         --     $       --       10%   November 14, 1999
Notes Payable (C)                             --              --             --        8%
Lines of Credit (A)                    1,176,927       1,176,927             --   Various   Revolving Line of Credit
Convertible Debenture (D)                475,000         475,000             --       10%   April 30, 2000
Acquired Debt                             40,000          40,000             --             Demand
Loan Payable (E)                              --              --             --       10%
Loan Payable (F)                          17,487           5,273         12,214     9.75%
Notes Payable (G)                        180,000         180,000             --             December 10, 1999
                                    -------------   -------------    -----------

   TOTALS                           $  1,889,414    $  1,877,200     $   12,214
   ------                           =============   =============    ===========


[A] LINES OF CREDIT - On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 financing arrangement. This arrangement is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.18% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest expense from December 1997 through March 31, 1998 was approximately $27,500. Interest for the year ended March 31, 1999 was approximately $340,000.

[B] INSTALLMENT LOAN - In March 1993 a loan was renegotiated for the sum of $292,058 with principal payments of $5,000 per month with an interest rate of 10% per annum due November 14, 1999. This note was paid in full on July 15,1998 for approximately $60,000. As a result, the Company recorded forgiveness of debt of approximately $66,000 in July 1998, which is classified as an extraordinary item on the statement of operations. During the years ended March 31, 1999 and 1998, interest expense was approximately $3,000 and $12,500, respectively.

[C] NOTE PAYABLE FOR EQUIPMENT - On May 8, 1995, the Company closed a sales agreement with a Mexican Company, for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000. The Company classified the outstanding obligation as notes payable. This note was repaid in weekly installments of $12,500 with the final payment made in September of 1998. Interest expense of $4,127 and $40,000 was recorded for the years ended March 31, 1999 and 1998, respectively.

[D] CONVERTIBLE DEBENTURES PAYABLE - During the quarter ended June 30, 1996, the Company issued convertible debentures of $1,257,988 with 10% interest per annum and a 7% commission. The principal amount was convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event could the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. The Company recorded a financing expense of $25,000 for the fair value of the warrants granted. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------


[7] DEBT OBLIGATIONS [CONTINUED]

[D] CONVERTIBLE DEBENTURES PAYABLE [CONTINUED] - Convertible debentures of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S during fiscal 1997 and $967,988 of convertible promissory notes payable were outstanding and in default by the Company at March 31, 1997. Subsequent to September 30, 1997, the Company negotiated a one year extension agreement and agreed to add 15% to the note as a deferred financing cost of $110,721.

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock. In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock. This brought total conversions of $611,598 of debentures into 10,310,745 shares as of November 2, 1998.

On November 2, 1998, convertible debentures with a balance of $831,436 were reinvested into a new note for $921,851 for a new two year term expiring October 31, 2000 with interest of 10% and an extension bonus of $175,000, due November 1999, which carries interest of 2.5% per annum payable $50,000 per month after payment of all prior interest and the restructured note. The repayment term was a weekly amount of $6,250 in 1998 and $12,500 in the years 1999 and 2000. In addition, there was an acceleration clause of repayments for certain events and a 5% late charge for any delinquent payments. The notes contained an option to convert the principal and interest balance into the common stock of the Company subject to certain pricing calculations. Collateral security included all the assets of the Company and a personal collection guarantee as additional security to holder after subordination to primary lender.

In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized 20,000 of the extension bonus as a financing expense for the year ended March 31, 1999. In March of 1999, the Company received a total of $300,000 from an officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. At March 31, 1999, the balance of convertible debentures was therefore $475,000 [See Note 19C and 19F].

For the year ended March 31, 1999 and the five months ended March 31, 1998, the Company amortized $84,587 and $46,134, respectively, as a non-cash financing cost, for the convertible debentures which is classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property [See Note 4B].

Interest expense of approximately $86,000 and $97,000 was recorded for the years ended March 31, 1999 and 1998, respectively.

[E] LOAN PAYABLE - In October 1997, the Company borrowed $360,000 from an unaffiliated entity with interest at 10% per year. At March 31, 1998, $185,208 was outstanding on this obligation, which was repaid in full in September of 1998 by weekly payments of $7,500. Interest expense for the years ended March 31, 1999 and 1998 was $4,712 and $12,708, respectively.

[F] LOAN PAYABLE - In March of 1999, the Company incurred a thirty-six month secured car loan with interest of 9.75% and monthly payments of $562.

[G] NOTE PAYABLE - In March of 1999, the Company received a promissory note for $217,094 with ten monthly installments of principal and interest of $23,333 each commencing March 9, 1999. As of March 31, 1999, the Company owed $180,000 principal on this obligation. This note is guaranteed by the President of the Company and is subordinated to the line of credit.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------


[8] CAPITAL LEASES

The Company is the lessee of equipment under capital leases expiring in various years through 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 1998 and 1999.

Following is a summary of property held under capital leases as of March 31, 1999:

Furniture, Fixtures and Equipment                    $      87,081
Less:  Accumulated Depreciation                             10,584
                                                     --------------

   TOTAL                                             $      76,497
   -----                                             ==============

Minimum future lease payments under capital leases as of March 31, 1999 for each of the next five years and in the aggregate are:

YEAR ENDING
-----------
 MARCH 31,
 ---------
   2000                                                          $     34,960
   2001                                                                34,960
   2002                                                                20,179
   2003                                                                    --
   2004                                                                    --
                                                                 -------------

   Total Minimum Lease Payments                                        90,099
   Less:  Amount Representing Interest                                 18,205

   PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS                    $    71,894
   -------------------------------------------                    ============

[9] INCOME TAXES

The Company has net operating loss carryforwards of approximately $8,387,000 which expire through the year 2013. As a result of these carryforwards, the Company has a deferred tax asset of approximately $3,354,800, which has been offset by a valuation allowance of $3,354,800 resulting in a deferred asset of $-0-. Future tax benefits related to this loss have not been recognized because its realization is not assured. No current or deferred federal or state income taxes have been provided for. The increase in the valuation allowance for the year ended March 31, 1999 was $653,000.

As of March 31, 1999, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

   EXPIRATION
 IN YEARS ENDING                                   NET OPERATING LOSS
    MARCH 31,                                         CARRYFORWARDS
    ---------                                         -------------

     2007                                            $   1,317,000
     2008                                                2,693,000
     2009                                                2,015,000
     2010                                                  288,000
     2011                                                1,300,000
     2012                                                  150,000
     2013                                                  624,000
                                                     --------------

       TOTAL                                         $   8,387,000
       -----                                         ==============

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------


[10] CAPITAL STOCK

[A] AUTHORIZED SHARES - The Board of Directors agreed on April 23, 1996 to increase its authorized shares to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, which was approved at the August 23, 1996 annual shareholders meeting.

[B] PREFERRED STOCK - The preferred stock has no (i) dividend rights, (ii) sinking fund provisions, (iii) rights of redemption, (iv) classification provisions for voting, (vi) preemptive rights, (vi) liability to further calls or to assessments by the Company, or (vii) any provision discriminating against any existing or prospective holder. Holders of shares of preferred stock are not entitled to any dividend preference. In the event of liquidation, holders of shares of preferred stock shall be entitled to a preference of $.01 per share, and any other remaining proceeds of liquidation shall be distributed shares and shares alike to holders of all capital stock. The issued and outstanding preferred stock are restricted and have not been registered.

[C] CONVERSION OF DEBENTURES PAYABLE - During the quarter ended June 30, 1996, the Company issued convertible debentures of $1,257,988 with 10% interest per annum and a 7% commission. The principal amount was convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event could the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. The Company recorded a financing expense of $25,000 for the fair value of the warrants granted. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996. As of March 31, 1997, convertible debentures of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable were outstanding and in default by the Company. Interest expense of $97,000 and $24,702 was recorded for the years ended March 31, 1998 and 1997. Subsequent to September 30, 1997, the Company negotiated a one year extension agreement and agreed to add 15% to the note as a deferred financing cost of $110,721.

During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock. In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock. This brought total conversions of $611,598 of debentures into 10,310,745 shares as of November 2, 1998.

On November 2, 1998, convertible debentures with a balance of $831,436 were reinvested into a new note for $921,851 for a new two year term expiring October 31, 2000 with interest of 10% and an extension bonus of $175,000, due November 1999, which carries interest of 2.5% per annum payable $50,000 per month after payment of all prior interest and the restructured note. The repayment term was a weekly amount of $6,250 in 1998 and $12,500 in the years 1999 and 2000. In addition, there was an acceleration clause of repayments for certain events and a 5% late charge for any delinquent payments. The notes contained an option to convert the principal and interest balance into the common stock of the Company subject to certain pricing calculations. Collateral security included all the assets of the Company and a personal collection guarantee as additional security to holder after subordination to primary lender.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------


[10] CAPITAL STOCK [CONTINUED]

[C] CONVERSION OF DEBENTURES PAYABLE [CONTINUED] - In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. In March of 1999, the Company additionally received a total of $300,000 from one officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. At March 31, 1999, the balance of convertible debentures was therefore $475,000 [See Note 19C and 19F].

[D] EMPLOYMENT AGREEMENTS - In September 1997, two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted vested during fiscal 1997 and the warrants were exercisable until March 31, 1999. In March of 1999, the Company extended the term until August 24, 2002. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $25,000 and $50,000 in the years ended March 31, 1999 and 1998, respectively. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price.

In September 1997, the Company entered into employment agreements with nine employees holding key positions. The agreements provide for an aggregate of 550,000 shares of common stock with a fair value of $11,000 for past services, warrants for 550,000 shares with an exercise price of $.10 per share, and semi-monthly compensation of approximately $14,000. The agreements will continue for an indefinite period of time.

[E] FINANCIAL CONSULTANTS - In fiscal 1998, the Company issued 250,000 shares of stock to one of its consultants in consideration of entering into a two year consulting agreement and recorded compensation of $5,000.

[F] STOCK IN LIEU OF COMMISSIONS - On March 11, 1998, the Company issued 347,368 shares of common stock to a salesman in lieu of commissions owed of $66,000. On February 25, 1999, the Company issued 25,000 shares of common stock to a salesman's beneficiary in lieu of commissions owed of $4,500.

[G] ADDITIONAL STOCK ISSUANCES - On October 24, 1998, the Company issued 1,499,523 shares of common stock to the Company's president pursuant to a settlement agreement for a value of $30,000.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------


[12] MAJOR SUPPLIER

For the year ended March 31, 1998, the Company had purchases from three suppliers that amounted to approximately 83% of net purchases. These suppliers accounted for 52%, 20% and 11% of fiscal 1998 net purchases. For the year ended March 31, 1999, the Company had purchases from two suppliers that amounted to approximately 59% of net purchases. These suppliers accounted for 49% and 10% of fiscal 1999 net purchases.

Loss of these suppliers would not significantly adversely affect the company because management believes sufficient replacement vendors exist in the open market.

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

[B] CONSULTING AGREEMENT - FISCAL 1997 - In June 1996, the Company issued 1,000,000 common stock warrants at an exercise price of $.25 per share as part of a consulting agreement entered into, which term ends June 1998. Deferred compensation of $50,000 resulting from this transaction was recorded at the fair market value of the services rendered. These warrants expire in April of 1999.

[C] CONVERTIBLE DEBENTURES - CONSULTING AGREEMENTS - In April 1996, in connection with the convertible debentures, the Company entered into two separate consulting agreements. As per the terms of both contracts, the Company issued 1,000,000 common stock warrants [500,000 warrants per contract] at an exercise price of $.25 per share of which 46,000 shares were issued as a result of the exercise of warrants during the year ended March 31, 1997. These warrants expire in April of 1999.

[D] OFFICERS' COMPENSATION - FISCAL 1998 - In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted vested during fiscal 1997 and the warrants were exercisable until March 31, 1999. In March of 1999, the Company extended the term until August 24, 2002. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $25,000 and $50,000 in the years ended March 31, 1999 and 1998, respectively. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price. These warrants were not exercised.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #14
--------------------------------------------------------------------------------


[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[E] CONSULTING AGREEMENT - FISCAL 1998 - In August 1997, the Company issued 2,050,000 common stock warrants at an exercise price of $.10 per share as part of a consulting agreement entered into, whose term ends August 1999. Deferred consulting costs of $100,000 resulting from this transaction was recorded at the fair market value of the services rendered and approximately $50,000 and $31,000 was expensed for the years ended March 31, 1999 and 1998, respectively. In July of 1998, the Company raised $20,000 from the exercise of warrants for 200,000 shares of the Company's common stock. In January of 1999, the Board reduced the exercise price for two of the consultants, who each has 600,000 warrants, from $.10 per share to $.05 per share. The Company recorded additional non-cash consulting expense of $6,000 for this transaction. The consultants exercised these warrants in February of 1999 and the Company realized proceeds of $60,000.

[F] OPTIONS ISSUED TO CHIEF EXECUTIVE OFFICER - FISCAL 1999 - In July and August of 1998, the Company granted options to purchase a total of 6,000,000 shares of common stock to the Chief Executive Officer for a potential customer, in consideration of certain fulfillment orders submitted to the Company, and his personal guarantee on the Company's loan agreements and loans made to the Company. The Company recorded a $15,000 expense. These options may be exercised for $.10 per share until March 2003.

[G] CANCELLATION OF OPTIONS - On July 15, 1998, the Company incorporated Galaxynet International, Inc. ["GalaxyNet"] in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet intended to develop and sell internet gaming software and intended to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wages from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 6,000,000 options to the Chief Executive Officer exercisable at $.10 in connection with this project. On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between $3,000,000 and $10,000,000 with an enterprise who would be paid the sum of 15% of the aggregate proceeds and received finders options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share. The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently canceled the project and refunded the $250,000 to the investor and canceled all the project related options in November 1998. The Company incurred expenses on behalf of GalaxyNet for fiscal 1999 of approximately $30,000.

[H] CONSULTANT AGREEMENTS - FISCAL 1999 - On January 10, 1999, the Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. These options were exercised in February of 1999 for proceeds to the Company of $275,000.

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. These options were not exercised as of March 31, 1999 [See Note 19E].

The Company recorded deferred consulting cost of $33,000 for these 1999 consulting agreements and amortized $4,000 as consulting expense for the year ended March 31, 1999.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #15
--------------------------------------------------------------------------------


[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[I] SUMMARY - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock warrants issued to officers, employees, and consultants in accounting for its warrants. Compensation expense has been recognized for the Company's stock-based compensation in the amounts of $100,000 and $95,678 for the years ended March 31, 1999 and 1998, respectively. The exercise price for all stock warrants issued to these individuals during fiscal years 1999 and 1998 were below the market price of the Company's stock at the date of grant.

A summary of the activity under the plan is as follows:

                                                                                                               WEIGHTED
                                                                                              WEIGHTED          AVERAGE
                                                                                              AVERAGE          REMAINING
                                             OFFICERS AND                                     EXERCISE        CONTRACTUAL
                                               EMPLOYEES      CONSULTANTS        SHARES        PRICE             LIFE
                                               ---------      -----------        ------        -----             ----

   OUTSTANDING - MARCH 31, 1997                 1,000,000      2,000,000       3,000,000    $         .15
   ----------------------------

Granted                                         4,550,000      2,050,000       6,600,000              .08
Exercised                                              --        (46,000)        (46,000)            (.08)
Forfeited/Expired                                      --             --              --               --
                                             -------------  -------------  --------------

   OUTSTANDING - MARCH 31, 1998                 5,550,000      4,004,000       9,554,000              .12
   ----------------------------

Granted                                         6,000,000      4,950,000      10,950,000              .07
Exercised                                              --     (6,500,000)     (6,500,000)             .08
Forfeited/Expired                                      --             --              --               --
                                             -------------  -------------  --------------

   OUTSTANDING - MARCH 31, 1999                11,550,000      2,454,000      14,004,000
   ----------------------------              =============  =============  ==============

   EXERCISABLE - MARCH 31, 1999                 7,550,000      2,454,000      10,004,000    $         .10         4 Years
   ----------------------------              =============  =============  ==============   ==============   =============


Weighted average fair value of options granted during fiscal 1999 and 1998 was $.10 and $.12, respectively.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the shares under employee warrants for the years ended March 31, 1999 and 1998, net loss per share would have been as follows:

                                             1 9 9 9          1 9 9 8
                                             -------          -------
Net Loss:
   As Reported                           $  (1,602,652)    $  (1,505,442)
                                         ==============    ==============

   Pro Forma                             $  (2,011,662)    $  (1,835,742)
                                         ==============    ==============

Basic Earnings Per Share:
   As Reported                           $        (.05)    $        (.08)
                                         ==============    ==============

   Pro Forma                             $        (.06)    $        (.09)
                                         ==============    ==============

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #16
--------------------------------------------------------------------------------


[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[I] SUMMARY [CONTINUED] - The fair value used in the pro forma data was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items.


              RISK-FREE                                       EXPECTED                EXPECTED
            INTEREST RATE            EXPECTED LIFE           VOLATILITY               DIVIDENDS
            -------------            -------------           ----------               ---------

                   6                    2.5 Years               144%                    None

[14] LITIGATION

The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the year ended March 31, 1999, there are three civil actions against the Company. One action is for alleged copyright infringement whereby the Company has entered into a settlement agreement in February of 1998 to pay $208,000 over twenty-four months, whereby the Company has made the fifteen required payments due as of March 31, 1999. The second action is for breach of service whereby the Company settled for two payments of $4,750 each to be paid July and August 15, 1999. The third action, the Company has challenged the alleged suit for copyright infringement.

[15] GOING CONCERN

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business and continuation of the Company as a going concern. The Company has incurred net losses of $1,602,652 and $1,505,442 for the years ended March 31, 1999 and 1998, respectively, and has a working capital deficit at March 31, 1999 of $2,154,599. The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are (i) to create new products with better gross profits, (ii) to continue to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes, (iii) to convert debt to equity and (iv) to continue to negotiate with major vendors for discounts [See Notes 19 and 20].

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

[16] MAJOR CUSTOMERS

For the years ended March 31, 1999 and 1998, the Company had net sales to five customers that amounted to approximately $2,466,000 or 54% and net sales to one customer of $3,140,000 or 36% of net sales, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #17
--------------------------------------------------------------------------------


[17] SEGMENT INFORMATION

The following information is presented as a result of the Company adopting SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

At March 31, 1999, the Company offers different products which are evaluated separately in assessing performance and allocating resources. These products have been reflected as two reportable segments, video products and general merchandise.

VIDEO PROGRAMS AND OTHER LICENSED PRODUCTS - The Company distributes and sells videocassette titles including certain public domain programs and certain licensed programs. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. Also, in September of 1998, the Company entered into a distribution agreement for a new product called Cine Chrome utilizing classic images of licensed properties. The Company derived minimal revenues from the sale of Cine Chrome products in fiscal 1999.

GENERAL MERCHANDISE - The Company through its wholly-owned subsidiary, Jewel Products International, Inc. ["JPI"] manufacturers, purchases and distributes toy products to mass merchandisers in the U.S., commencing fiscal 1999. The Company anticipates in fiscal 2000 to purchase and distribute furniture products and a line of personal computers. The Company offers the toy products for limited sales periods and as demands for products change, JPI switches to newer and more popular products.

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. Interest expense is allocated based on revenues.

                                                                            YEAR ENDED MARCH 31, 1999
                                                              -------------------------------------------------------
                                                                    VIDEO
                                                                  PROGRAMS
                                                                  AND OTHER
                                                                  LICENSED           GENERAL
                                                                  PRODUCTS         MERCHANDISE       CONSOLIDATED
                                                                  --------         -----------       ------------

Revenues                                                      $     4,132,512    $       417,013   $      4,549,525
Operating [Loss]                                                     (710,045)          (667,973)        (1,378,018)
Interest Expense                                                      357,023             36,027            393,050
Interest Income - Related Party                                           914                 92              1,006
Depreciation and Amortization - Fixed Assets                           71,022             36,062            107,084
Amortization Masters and Artwork                                      231,599                 --            231,599
Capital Expenditures                                                  109,233                325            109,558
Masters and Artwork - Expenditures                                     72,073                 --             72,073
Total Assets                                                        3,141,302            887,840          4,029,142


[18] FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 1999, financial instruments include cash, accounts receivable, accounts payable, loans to and from related parties and debt. The fair values of cash, accounts receivable, accounts payable and loans to and from related parties approximates carrying value because of the short-term nature of these instruments. The fair value of debt approximates carrying value since the interest rates approximates the Company's cost of capital.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #18
--------------------------------------------------------------------------------


[19] SUBSEQUENT EVENTS

[A] CONSULTING AGREEMENTS - On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $300,000 for the issuance of the shares as a result of the options being exercised.

[B] ADDITIONAL OPTIONS - On May 25, 1999, the Company approved the granting of options for a total of 4,500,000 shares of common stock exercisable over five years at prices of $.05 and $.10 to two officers for their services in securing additional financing, obtaining conversion of debentures to equity and their securing new contracts with new customers in April of 1999. The options expire May 2004. The Company recorded compensation expense of approximately $180,000 in May of 1999.

[C] CONVERTIBLE DEBENTURES - In April and June of 1999, the Company received $50,000 from an investor and $100,000 from an officer and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share. As of June 14, 1999, a total of $150,000 of convertible notes from March of 1999 were converted into 3,000,000 shares of the Company's common stock.

[D] ATRE - On June 2, 1999, ATRE entered into a sales agreement for approximately $600,000. The ability of this agreement to close or for the Company to realize as of March 31, 1999 50% of the net proceeds to the Company, however, are uncertain. Therefore, the Company has not recorded a receivable for this contract [See Note 4B].

[E] OPTIONS EXERCISED - On May 17, 1999, a consultant exercised options for 125,000 shares of the Company's common stock for services rendered and costs incurred totaling $6,250 [See Note 13H].

[F] WAIVER OF PRINCIPAL PAYMENT - On June 2, 1999, the Company was advised by one of the convertible debenture holders of a $100,000 note that the bimonthly principal payments were being waived and the paying of the bimonthly interest would continue [See Note 7D].

[20] SUBSEQUENT EVENTS [UNAUDITED]

[A] DEBT CONVERSIONS - The Company is continuing negotiations in July of 1999 to convert related party payables totaling approximately $1,900,000 into shares of the Company's common stock.

[B] PROPOSED ACQUISITION OF WEBSITE SERVICES - The Company is in negotiations to acquire an entity who is in the process of creating financial service websites. The Company believes this transaction will help the Company expand its E-Commerce market. The Company anticipates the negotiations will be concluded by September 1, 1999 along with resolving its launching date of the Company's website which has been delayed.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #19
--------------------------------------------------------------------------------


[21] NEW AUTHORITATIVE PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ["SOP"] 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs to be expensed as incurred. SOP 98-5 applies to all nongovernmental entities and is generally effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. The adoption of SOP 98-5 is not expected to have a material impact on results of operations, financial position, or cash flows of the Company as the Company's current policy is substantially in accordance with SOP 98-5.

The Financial Accounting Standards Board ["FASB"] has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

* APB Opinion No. 25 has been applied in practice to include in its definition of employees, outside members of the board or directors and independent contractors. The FASB's interpretation of APB Opinion No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee [which also is the basis for the distinction between employees and nonemployees in the current U.S. tax code]. Outside members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law. Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and usually recorded as an expense in the period of the grant [the service period could be prospective, however, see EITF 96-18].

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #20
--------------------------------------------------------------------------------


[21] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

* Options [or other equity instruments] of a parent company issued to employees of a subsidiary should be considered options, etc. issued by the employer corporation in the consolidated financial statements, and, accordingly, APB Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only; it would not apply to equity method investees or joint ventures.

* If the terms of an option [originally accounted for as a fixed option] are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter [for example, within six months] to the same individual should be considered in substance a modified [variable] option.

* Additional interpretations will address how to measure compensation expense when a new measurement date is required.




                           . . . . . . . . . . . . . .

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   DIAMOND ENTERTAINMENT CORPORATION


Dated:  July 14, 1999           By: /S/ JAMES K.T. LU
                                    --------------------------------------------
                                    James K.T. Lu
                                    President, Chief Executive Officer,
                                    Principal Executive Officer and Director


Dated:  July 14, 1999           By: /S/ FRED U. ODAKA
                                    --------------------------------------------
                                    Fred U. Odaka
                                    Chief Financial Officer, Principal Financial
                                    Officer and Principal Accounting Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                              TITLE                             DATE


/S/ JAMES K.T. LU                     President, Chief Executive                July 14, 1999
-----------------------------         Officer, Secretary and Director
James K.T. Lu


/S/ JEFFREY I. SCHILLEN               Executive Vice President                  July 14, 1999
-----------------------------         and Director
Jeffrey I. Schillen


/S/ MURRAY T. SCOTT                   Director                                  July 14, 1999
-----------------------------
Murray T. Scott


                        DIAMOND ENTERTAINMENT CORPORATION

                                  EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------


10.14 10% Callable Convertible Note, dated March 22, 1999, in the principal amount of $50,000, issued to Mr. Lu.

10.15 10% Callable Convertible Note, dated June 3, 1999, in the principal amount of $100,000 issued to Mr. Schillen.

21.1                    Subsidiaries of Registrant.

27                      Financial Data Schedule.