Form 10KSB/A
period 1999-03-31
DIAMOND ENTERTAINMENT CORP
filed 1999-08-23
CIK 847420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB/A #1
                       [ X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 1999, there were 56,782,521 shares of the registrant's Common Stock outstanding.

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

          On April 12, 1999, the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999. The Company filed a Form S-8 on May, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash and obtained forgiveness of debt for $150,000 of the convertible debentures for the issuance of a total of 6,000,000 shares as a result of the options being exercised.

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

         In June 1999, the Company entered negotiation with related parties who were owed approximately $1,900,000 to convert their obligations to an equity position for shares of the Company's common stock. The Company was continuing negotiations in July of 1999 to convert related party payables totaling approximately $1,900,000 into shares of the Company's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital [deficit] at March 31, 1999 was $(2,154,599) as compared with a working capital [deficit] of $(2,537,031) at March 31, 1998.


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

On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $150,000 April of 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash and obtained forgiveness of debt for $150,000 of the convertible debentures for the issuance of a total of 6,000,000 shares as a result of the options being exercised.

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

        In the June 1998 quarter, the Company's subsidiary received a total of $2,721,860 from related parties to be utilized by the Company to pay a major supplier of the Company for toy purchases. Subsequently, the related parties were successful in receiving credits of $743,935 from the toy supplier. These credits were applied by the related parties to the monies owed by the Company for the purchases of toys. The Company repaid the related parties $50,000 which left an outstanding obligation of $1,927,925 as of March 31, 1999. In June 1999, the Company entered into negotiations with the related parties to convert their obligations of approximately $1,900,000 to an equity position for shares of the Company's common stock. The Company was continuing negotiations in July of 1999 to convert related party payables totaling approximately $1,900,000 into shares of the Company's common stock.

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

         On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $150,000 in April of 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash and obtained forgiveness of debt for $150,000 of the convertible debentures for the issuance of a total of 6,000,000 shares as a result of the options being exercised.

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

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. The Company recorded deferred consulting costs of approximately $2,000 and amortized $200 for the year ended March 31, 1999. These options were not exercised as of March 31, 1999. The Company filed a Form S-8 in February of 1999 for these shares of common stock. [19A]

[G] EXCLUSIVE DISTRIBUTION AGREEMENT - In April of 1998, the Company entered into an agreement with S4C Corporation for the exclusive rights to distribute a home video tape through December 31, 2003 with total advance payments aggregating a total commitment of approximately $100,000 and additional royalties due as a percentage of wholesale prices. The Company paid royalty advances of $84,300 for the year ended March 31, 1999 whereby $39,745 has been earned and expensed.

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

In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized 20,000 of the extension bonus as a financing expense for the year ended March 31, 1999. In March of 1999, the Company received a total of $300,000 from an officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. At March 31, 1999, the balance of convertible debentures was therefore $475,000 [See Notes, 19A, 19C and 19F].

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #18
--------------------------------------------------------------------------------


[19] SUBSEQUENT EVENTS

[A] CONSULTING AGREEMENTS - On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash and obtained forgiveness of debt for $ 150,000 of the convertible debentures for the issuance of a total of 6,000,000 shares as a result of the options being exercised.

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

                                   DIAMOND ENTERTAINMENT CORPORATION


Dated:  August 23, 1999           By: /S/ JAMES K.T. LU
                                   --------------------------------------------
                                    James K.T. Lu
                                    President, Chief Executive Officer,
                                    Principal Executive Officer and Director


Dated:  August 23, 1999           By: /S/ FRED U. ODAKA
                                    --------------------------------------------
                                    Fred U. Odaka
                                    Chief Financial Officer, Principal Financial
                                    Officer and Principal Accounting Officer


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