Form 10QSB
period 1999-06-30
DIAMOND ENTERTAINMENT CORP
filed 1999-08-23
CIK 847420

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended June 30, 1999

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

                16200 CARMENITA ROAD, CERRITOS, CALIFORNIA 90703
                    (Address of principal executive offices)

                                 (562) 921-3999
                (Issuer's telephone number, including area code)

                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of August 9, 1999, there were 56,806,529 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1:  Financial Statements

     Balance Sheet as of June 30, 1999 [Unaudited].........................1...2

     Statements of Operations for the three months ended
     June 30, 1999 and 1998 [Unaudited]........................................3

     Statements of Stockholders' Equity for the three months ended
     June 30, 1999 [Unaudited].................................................4

     Statements of Cash Flows for three months ended June 30, 1999 and 1998 [Unaudited]......................................................5

     Notes to Financial Statements [Unaudited]............................7...28

Item 2:  Management's Discussion and Analysis or Plan of Operations.......29..37

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings....................................................38

Item 2:  Changes in Securities................................................38

Item 3:  Defaults Upon Senior Securities......................................38

Item 4:  Submission of Matters to a Vote of Security Holders..................38

Item 5:  Other Information....................................................38

Item 6:  Exhibits and Reports on Form 8-K.................................38..39

Signatures....................................................................40

ITEM 1:   FINANCIALS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999 [UNAUDITED]
-------------------------------------------------------------------------------


ASSETS:
CURRENT ASSETS:
   Cash                                                        $           -0-
   Accounts Receivable - Net                                           591,721
Inventory                                                            2,119,027
   Prepaid Expenses                                                    169,428
                                                               ----------------
   TOTAL CURRENT ASSETS                                              2,880,176
                                                               ----------------
PROPERTY AND EQUIPMENT:
   Leasehold Improvements                                               34,758
   Furniture, Fixtures and Equipment                                 1,106,900
                                                               ----------------
   Total - At Cost                                                   1,141,658
   Less:  Accumulated Depreciation                                     790,522
                                                               ----------------
   PROPERTY AND EQUIPMENT - NET                                        351,136
                                                               ----------------

FILM MASTERS AND ARTWORK                                             3,871,032

LESS:  Accumulated Amortization                                      3,717,481
                                                               ----------------
   TOTAL FILM MASTERS AND ARTWORK - NET                                153,551
                                                               ----------------

OTHER ASSETS:
   Investment in ATRE                                                   50,000
   Related Party Receivable                                             66,080
   Other Assets                                                         34,874
   Deferred Costs                                                       96,875
                                                               ----------------

   TOTAL OTHER ASSETS                                                  247,829
                                                               ----------------
   TOTAL ASSETS                                                $     3,632,692
                                                               ================



*The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999 [UNAUDITED]
-------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]:
CURRENT LIABILITIES:
   Cash Overdraft                                              $       123,183
   Accounts Payable                                                    985,679
   Accounts Payable - Related Party [4C] [19B]                       1,990,725
   Notes Payable                                                     1,248,168
   Loan from Officer                                                    90,000
   Convertible Debentures - Net                                        461,456
   Lease Obligations Payable                                            18,405
   Accrued Expenses                                                    210,264
                                                               ----------------

   TOTAL CURRENT LIABILITIES                                         5,127,880
                                                               ----------------
LONG-TERM LIABILITIES:
   Lease Obligations Payable                                            47,819
   Notes Payable                                                        12,214
                                                               ----------------
   TOTAL LONG-TERM LIABILITIES                                          60,033
                                                               ----------------
   TOTAL LIABILITIES                                                 5,187,913
                                                               ----------------
COMMITMENTS AND CONTINGENCIES [5] [6]                                       --
                                                               ----------------

STOCKHOLDERS' EQUITY [DEFICIT]:
   Convertible Preferred Stock - No Par Value, 5,000,000
     Shares Authorized, 483,251 Issued [of which 172,923
     are held in Treasury]                                             376,593

   Common Stock - No Par Value, 100,000,000 Shares
     Authorized; 56,744,029 Shares Issued and Outstanding           12,108,228

   Additional Paid-in Capital                                         (856,231)

   Accumulated Deficit                                             (13,013,528)
                                                               ----------------

   Sub-Total                                                        (1,384,938)
   Less:   Treasury Stock [Preferred] - At Cost                        (48,803)
           Deferred Costs                                             (121,480)
                                                               ----------------

   TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                             (1,555,221)
                                                               ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]        $     3,632,692
                                                               ================



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
------------------------------------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                            1 9 9 9               1 9 9 8
                                                                            -------               -------
SALES - NET                                                             $       699,085     $       790,864
COST OF SALES                                                                   464,765             579,856
                                                                        ----------------    ----------------

   GROSS PROFIT                                                                 234,320             211,008
                                                                        ----------------    ----------------

OPERATING EXPENSES:
   Selling Expenses                                                             247,088             228,269
   General and Administrative Expenses                                          332,928             240,563
   Factoring Fees                                                                 3,681              43,685
   Bad Debt Expense                                                              35,816                 106
   Non-Cash Consulting and Compensation Expenses                                226,700                  --
                                                                        ----------------    ----------------

   TOTAL OPERATING EXPENSES                                                     846,213             512,623
                                                                        ----------------    ----------------

   OPERATING LOSS                                                              (611,893)           (301,615)
                                                                        ----------------    ----------------

OTHER EXPENSES [INCOME]:
   Interest Expense                                                             106,301             118,402
   Interest Income - Related Party                                                (110)                (790)
   Other Income                                                                   (176)             (12,773)
   Valuation Adjustment for ATRE [4B]                                                --                  --
   Interest Expense - Non-Cash [7D]                                              58,125                  --
                                                                        ----------------    ----------------
OTHER EXPENSES - NET                                                            164,140             104,839
                                                                        ----------------    ----------------

NET LOSS BEFORE EXTRAORDINARY INCOME                                           (766,033)           (406,454)
                                                                        ----------------    ----------------

EXTRAORDINARY INCOME                                                                 --             (66,000)
                                                                        ----------------    ----------------

NET LOSS                                                                $      (766,033)    $      (340,454)
                                                                        ================    ================

NET LOSS PER SHARE BEFORE EXTRAORDINARY INCOME                          $          (.01)    $          (.01)
                                                                        ================    ================

NET LOSS PER SHARE                                                      $          (.01)    $          (.01)
                                                                        ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                54,740,854          28,753,252
                                                                        ================    ================

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT] [UNAUDITED]
----------------------------------------------------------------------------------------------------------------------------------
                                                     CONVERTIBLE
                                                   PREFERRED STOCK               COMMON STOCK
                                            ----------------------------  ---------------------------    ADDITIONAL    RETAINED
                                               NUMBER OF                    NUMBER OF                     PAID-IN      EARNINGS
                                                SHARES         AMOUNT         SHARES        AMOUNT        CAPITAL      [DEFICIT]
                                            -------------  -------------  ------------- -------------  ------------- -------------

   BALANCE - APRIL 1, 1997                       483,251   $    376,593     50,619,029  $ 11,801,973   $ (1,156,231) $(12,237,495)

Options Issued for 6,000,000 shares to
   Consultants in April, 1999 [5F, 13I]               --             --             --            --        120,000            --

Consulting Expense [5D, 5F]                           --             --             --            --             --            --

Exercise of Options and Warrants [5F,13G,13I]         --             --      6,125,000       306,250             --            --

Options Issued to two Officers for 4,500,000
  shares for securing financing, obtaining
  conversion of debentures to equity, and
  securing new customer contracts [13J]               --             --             --            --        180,000            --

Net [Loss] for three months ended June 30, 1999       --             --             --            --             --      (766,033)
                                            -------------  -------------  ------------- -------------  ------------- -------------

   BALANCE - JUNE 30, 1999                       483,251   $    376,593     56,744,029  $ 12,108,223   $   (856,231) $(13,013,528)
                                            =============  =============  ============= =============  ============= =============



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT][UNAUDITED] (continued)
-----------------------------------------------------------------------------------------


                                                  TREASURY                     TOTAL
                                                   STOCK                    STOCKHOLDERS'
                                                [PREFERRED]     DEFERRED       EQUITY
                                                  AT COST        COSTS        [DEFICIT]
                                                -----------   -------------  ------------

   BALANCE - APRIL 1, 1997                      $  (48,803)   $    (48,180)  $(1,312,143)

Options Issued for 6,000,000 shares to
   Consultants in April, 1999 [5F, 13I]                 --        (120,000)           --

Consulting Expense [5D, 5F]                             --          46,700        46,700

Exercise of Options and Warrants [5F,13G,13I]           --              --       306,250

Options Issued to two Officers for 4,500,000
  shares for securing financing, obtaining
  conversion of debentures to equity, and
  securing new customer contracts [13J]                 --              --       180,000

Net [Loss] for three months ended June 30, 1999         --              --      (766,033)
                                                -----------   -------------  ------------

   BALANCE - JUNE 30, 1999                      $  (48,803)   $    (74,480)  $(1,555,226)
                                                ===========   =============  ============

                                       4



DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------------------------------------

                                                                                 THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                              1 9 9 9             1 9 9 8
                                                                              -------             -------
NET CASH - OPERATING ACTIVITIES :                                       $      (214,526)    $    (2,445,526)
                                                                        ----------------    ----------------

INVESTING ACTIVITIES:
   Advances to ATRE                                                                  --                  --
   Repayments by ATRE                                                             9,100              82,020
   Payment of Officers' Loans Receivable                                             --                  --
   Repayments of Officers' Loan Receivable                                           --                  --
   Payment of Employee Loans Receivable                                              --                  --
   Capital Expenditures                                                         (10,662)            (32,795)
   Masters and Artwork                                                           (9,432)            (17,443)
   Proceeds from Notes Receivable                                                                        --
                                                                        ----------------    ----------------

NET CASH - INVESTING ACTIVITIES                                         $       (10,994)    $        31,782

FINANCING ACTIVITIES:
   Proceeds from Notes Payable                                                  946,257           5,396,450
   Payments of Related Party Loan                                               (37,200)                 --
   Payments of Notes Payable                                                 (1,099,008)         (2,794,498)
   Payments of Lease Payable                                                     (5,670)             (1,322)
   Cash Overdraft                                                              (123,183)           (189,310)
   Exercise of Options and Warrants                                             306,250                  --
   Proceeds from Officer's Loan                                                  90,000                  --
   Proceeds from Related Parties                                                100,000                  --
                                                                        ----------------    ----------------

NET CASH - FINANCING ACTIVITIES                                                 177,446           2,411,320
                                                                        ----------------    ----------------

NET DECREASE IN CASH                                                            (48,074)             (2,424)

CASH - BEGINNING OF PERIODS                                                      48,074               5,530
                                                                        ----------------    ----------------

CASH - END OF PERIODS                                                   $            -0-    $         3,106
                                                                        ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the periods for:
       Interest                                                         $       106,301     $       118,172
       Income Taxes                                                     $            --     $            --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted became fully vested on December 31, 1997 and the warrants are exercisable through August 2002. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $25,000 and $50,000 for the years ended March 31, 1999 and 1998, respectively. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price [5D].

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
[CONTINUED]:

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

   On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each of which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999.
[5F and13I]

   On May 25, 1999, the Company approved the granting of options for a total of 4,500,000 shares of common stock exercisable over five years at prices of $.05 and $.10 to two officers for their services in securing additional financing, obtaining conversion of debentures to equity and their securing new contracts with new customers in April of 1999. The options expire May 2004. The Company recorded compensation expense of approximately $180,000 in May of 1999. [5F and 13J]


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Depreciation expense for the three months ended June 30, 1999 and 1998 is $32,809 and $24,333 respectively.

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

Amortization expense for the three months ended June 30, 1999 and 1998 is $57,705 and $30,127, respectively.

ADVERTISING COSTS - Advertising cost are expensed as incurred. Advertising costs of $2,782 and $17,216 were expensed for the three months ended June 30, 1999 and 1998, respectively.

BAD DEBTS - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is approximately $218,161 at June 30, 1999.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

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

[2] ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 1999 net of allowance for doubtful accounts were approximately $591,721. Substantially all of the accounts receivable at June 30, 1999, have been pledged as collateral for the line of credit [See Note 7A].

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[3] INVENTORY

Inventory as of June 30, 1999 consists of:

Raw Materials                                                 $     560,568
Finished Goods                                                    2,084,845
                                                              --------------

Total                                                             2,645,413
Allowance                                                          (526,386)
                                                              --------------
   NET INVENTORY                                              $   2,119,027
   -------------                                              ==============

An allowance has been established for the inventory of approximately $526,000. This reserve is primarily for the anticipated reductions in selling prices [which are lower than the carrying value] for inventory which has been (a) restricted to specified distribution territories as a result of settlements in the last quarter of fiscal 1999 and (b) a rise in certain inventory which may have past the peak selling season.

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

The Company as of June 30, 1999, has a receivable of $3,000 from an entity, in which the President of the Company is a major stockholder. This receivable represents rent due for space at the Company utilized by the entity.
Monthly rental income from this entity is $800.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[4B] AMERICAN TOP REAL ESTATE ["ATRE"] [CONTINUED]

Management of the Company received a communication from a real estate development specialist in 1998 advising the Company that the remaining ATRE parcels have an aggregate approximate value of $5,200,000 is calculated for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, it is not possible to predict with any certainty when the closing of these sales contracts of real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. At March 31, 1998, the Company therefore setup a valuation allowance of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 was presented at the amount of the anticipated 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances at March 31, 1998, the Company believed the likelihood that $1,117,788 from future proceeds from the sale of the ATRE parcels could not be realized with any certainty. The Company in June 1998, borrowed approximately $809,500 to finance certain purchases of toy products. [See 4C]

On June 2, 1999, ATRE entered into a sales agreement for approximately $600,000. The ability of this agreement to close or for the Company to realize as of June 30, 1999 50% of the net proceeds to the Company, however, are uncertain and is subject to certain contingencies. Therefore, the Company has not recorded a receivable for this contract.

[4C] RELATED PARTIES PAYABLE

In the June 1998 quarter, the Company's subsidiary received a total of $2,721,860 from related parties to be utilized by the Company to pay a major supplier of the Company for toy purchases. Subsequently, the related parties were successful in receiving credits of $743,935 from the toy supplier. These credits were applied by the related parties to the monies owed by the Company for the purchases of toys. The Company repaid the related parties $87,200 and borrowed in May 1999, $100,000 from another related party which resulted in a total outstanding obligation owed to related parties of $1,990,725 as of June 30, 1999. [See Note 19B]

[4D] LOAN FROM OFFICER

In June of 1999, the Company received a loan in the amount of $90,000 from an officer of the Company which is payable upon demand.

[5] COMMITMENTS

[A] ROYALTY COMMITMENTS - The Company has entered into various royalty agreements for licensing of titles for terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended June 30, 1999 and 1998, royalty expense was $25,001 and, $13,120 respectively, pursuant to these agreements.

[B] VIDEO AGREEMENTS - The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

[C] ACCOUNTS PAYABLE - The Company is currently delinquent on a significant amount of its accounts payable.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

[F] FINANCIAL CONSULTANT COMMITMENTS [CONTINUED] - In August of 1997, the Company engaged a consulting firm to provide financial advice for a period of six months. The fee for services included a $7,500 cash payment, a two percent cash fee on refinancing commitments and a five percent, non-dilutive equity interest in the Company. The consulting firm was also entitled to a five percent fee based on the transaction value of any concluded merger or acquisition introduced by the consulting firm. As of March 31, 1998, the consulting firm had not concluded any merger or refinancing commitment and received only the $7,500 cash payment from the Company.

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

On January 10, 1999, the Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. The Company recorded deferred consulting cost of $24,000 and amortized approximately $3,000 for the year ended March 31, 1999 and $6,000 for the three months ended June 30, 1999. These options were exercised in February of 1999 for proceeds to the Company of $275,000. The Company filed a Form S-8 in February of 1999 for these shares of common stock.

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. The Company recorded deferred consulting costs of approximately $9,000 and amortized approximately $1,000 for the year ended March 31, 1999 and $2,000 for the three month ended June 30, 1999. These options were not exercised as of March 31, 1999. The Company filed a Form S-8 in February of 1999 for these shares of common stock. On May 17, 1999, option for 125,000 shares were exercised for services rendered by the consulting firm and cost incurred totaling $6,250.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

[F] FINANCIAL CONSULTANT COMMITMENTS [CONTINUED] - On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each of which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999, and amortized approximately $26,000 for the three months ended June 30, 1999.

The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for the consideration for issuance of 3,000,000 shares of as a result of the optios being exercised.

[G] EXCLUSIVE DISTRIBUTION AGREEMENT - In April of 1998, the Company entered into an agreement with S4C Corporation for the exclusive rights to distribute a home video tape through December 31, 2003 with total advance payments aggregating a total commitment of approximately $100,000 and additional royalties due as a percentage of wholesale prices. The Company paid royalty advances of $84,300 for the year ended March 31, 1999, whereby $39,745 and has been earned and expensed. For the three months ended June 30, 1999, the Company paid additional royalty advances of $15,700.

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

The following schedules shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

                                                        Years ended
                                                          March 31,
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
   ------                                     ==============    ==============

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[6] LEASE COMMITMENTS

[A] OPERATING LEASES - The following is the approximate aggregate future minimum rentals for the next five years for operating leases:

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

[7] DEBT OBLIGATIONS

Notes payable consist of the following:
                                                                   June 30, 1 9 9 9
                                    ----------------------------------------------------------------------------------
   Type of Loan                          Amount          Current      Long-Term      Rate     Due Date
   ------------                          ------          -------      ---------      ----     --------
Installment Loan (B)                $         --    $         --     $       --       10%     11/14/99
Notes Payable (C)                             --              --             --        8%
Lines of Credit (A)                    1,084,176       1,084,176             --   Various     Revolving Line of Credit
Convertible Debenture (D)                461,456         461,456             --       10%     4/30/00
Acquired Debt                             40,000          40,000             --               Demand
Loan Payable (E)                              --              --             --       10%
Loan Payable (F)                          16,206           3,992         12,214     9.75%
Notes Payable (G)                        120,000         120,000             --               12/10/99
                                    -------------   -------------    -----------

   TOTALS                           $  1,721,838    $  1,709,624     $   12,214
   ------                           =============   =============    ===========

[A] LINES OF CREDIT - On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 financing arrangement. This arrangement is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.18% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest for the year ended March 31, 1999 was approximately $340,000. Interest for the three months ended June 30, 1999 was approximately $106,000.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[7] DEBT OBLIGATIONS [CONTINUED]

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

[C] NOTE PAYABLE FOR EQUIPMENT - On May 8, 1995, the Company closed a sales agreement with a Mexican company for $750,000 by allowing credit to the Company for duplication services and received $750,000 of duplication services in exchange for equipment having a book value of approximately $630,000. The Company classified the outstanding obligation as notes payable. This note was repaid in weekly installments of $12,500 with the final payment made in September of 1998. Interest expense of $4,127 and $40,000 was recorded for the years ended March 31, 1999 and 1998, respectively.

During the quarter ended June 30, 1996, the Company issued convertible debentures of $1,257,988 with 10% interest per annum and a 7% commission.

[D] CONVERTIBLE DEBENTURES PAYABLE - The principal amount was convertible in whole or in part into shares of the common stock of the Company at a conversion price equal to 65% of the average closing bid price for the common stock for five trading days immediately prior to the conversion. In no event could the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. The Company recorded a financing expense of $25,000 for the fair value of the warrants granted. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[7] DEBT OBLIGATIONS [CONTINUED]

[D] CONVERTIBLE DEBENTURES PAYABLE [CONTINUED] - Collateral security included all the assets of the Company and a personal collection guarantee as additional security to holder after subordination to primary lender.

In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized 20,000 of the extension bonus as a financing expense for the year ended March 31, 1999. In March of 1999, the Company received a total of $300,000 from an officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. In May, 1999, $150,000 from the cancellation of the obligations were utilized to purchase 3,000,000 shares issued upon exercise of certain options. [See 13I]

In April and June of 1999, the Company received $50,000 from an investor and $100,000 from an officer and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share. At June 30, 1999, the balance of convertible debentures was therefore $475,000.

On June 2, 1999, the Company was advised by one of the convertible debenture holders of a $100,000 note that the bimonthly principal payments were being waived and the paying of the bimonthly interest would continue.

For the year ended March 31, 1999 and the five months ended March 31, 1998, the Company amortized $84,587 and $46,134, respectively, as a non-cash financing cost, for the convertible debentures which is classified as interest expense. For the three months ended June 30, 1999, the Company amortized $58,125 as a non-cash-cash financing ocst which is also classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property [See Note 4B].

Interest expense of approximately $106,000 and $118,000 was recorded for the three month ended June 30, 1999 and 1998, respectively.

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

[G] NOTE PAYABLE - In March of 1999, the Company received a promissory note for $217,094 with ten monthly installments of principal and interest of $23,333 each commencing March 9, 1999. As of June 30 1999, the Company owed $160,000 principal on this obligation. This note is guaranteed by the President of the Company and is subordinated to the line of credit.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

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
   -----                                             ==============

Minimum future lease payments under capital leases as of March 31, 1999 for each of the next five years and in the aggregate are:

Year Ending
 March 31,
   2000                                                       $    34,960
   2001                                                            34,960
   2002                                                            20,179
   2003                                                                --
   2004                                                                --
                                                              ------------

   Total Minimum Lease Payments                                    90,099
   Less:  Amount Representing Interest                             18,205

   PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS                $    71,894
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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[9] INCOME TAXES [CONTINUED]

As of March 31, 1999, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

   Expiration
 in Years ending                                   Net Operating Loss
    March 31,                                         Carryforwards

     2007                                            $    1,317,000
     2008                                                 2,693,000
     2009                                                 2,015,000
     2010                                                   288,000
     2011                                                 1,300,000
     2012                                                   150,000
     2013                                                   624,000
                                                     ---------------

       TOTAL                                         $    8,387,000
       -----                                         ===============


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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[10] CAPITAL STOCK [CONTINUED]

[C] CONVERSION OF DEBENTURES PAYABLE [CONTINUED] - During fiscal March of 1998, convertible debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock. In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock. This brought total conversions of $611,598 of debentures into 10,310,745 shares as of November 2, 1998.

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

In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. In March of 1999, the Company additionally received a total of $300,000 from one officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. As of May 20, 1999, the Company recorded payments retiring a total of $150,000 of these convertible notes.

In April and June of 1999, the Company received $50,000 from an investor and $100,000 from an officer and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share. At June 30, 1999, the balance of convertible debentures was therefore $475,000.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[10] CAPITAL STOCK [CONTINUED]

[D] EMPLOYMENT AGREEMENTS [CONTINUED] - In September 1997, the Company entered into employment agreements with nine employees holding key positions. The agreements provide for an aggregate of 550,000 shares of common stock with a fair value of $11,000 for past services, warrants for 550,000 shares with an exercise price of $.10 per share, and semi-monthly compensation of approximately $14,000. The agreements will continue for an indefinite period of time.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[A] 1988 STOCK OPTION PLAN APPROVED [CONTINUED] - The option price will not be less than the fair market value of the Company's common stock on the date the option is granted. Options may be exercised by payment of cash. No option will have a term in excess of ten years.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

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

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. On May 17, 1999, a consulting firm exercised options for 125,000 shares of the Company's common stock for services rendered and costs incurred totaling $6,250. [See Note 19C]

The Company recorded deferred consulting cost of $33,000 for these 1999 consulting agreements and amortized $4,000 and $8,000 as consulting expense for the year ended March 31, 1999 and three months ended June 30, 1999, respectively

[I] CONSULTING AGREEMENTS - FISCAL 2000 - On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999, and amortized approximately $26,000 for the three months ended June 30, 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for issuance of 3,000,000 shares as a result of the options being exercised. [See Note 7D]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[J] OFFICERS' COMPENSATION - FISCAL 2000 - On May 25, 1999, the Company approved the granting of options for a total of 4,500,000 shares of common stock exercisable over five years at prices of $.05 and $.10 to two officers for their services in securing additional financing, obtaining conversion of debentures to equity and their securing new contracts with new customers in April of 1999. The options expire May 2004. The Company recorded compensation expense of approximately $180,000 in May of 1999.

[K] SUMMARY - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock warrants issued to officers, employees, and consultants in accounting for its warrants. Compensation expense has been recognized for the Company's stock-based compensation in the amounts of $100,000 and $95,678 for the years ended March 31, 1999 and 1998, respectively. The exercise price for all stock warrants issued to these individuals during fiscal years 1999 and 1998 were below the market price of the Company's stock at the date of grant.

A summary of the activity under the plan is as follows:

                                                                                                           Weighted
                                                                                             Weighted       Average
                                                                                              Average      Remaining
                                             Officers and                                    Exercise     Contractual
                                               Employees      Consultants        Shares        Price          Life
                                               ---------      -----------        ------        -----          ----
   OUTSTANDING - MARCH 31, 1997                  1,000,000      2,000,000      3,000,000   $     .15
   ----------------------------

Granted                                          4,550,000      2,050,000      6,600,000         .08
Exercised                                               --        (46,000)       (46,000)        (.08)
Forfeited/Expired                                       --             --             --           --
                                            --------------  -------------  -------------

   OUTSTANDING - MARCH 31, 1998                  5,550,000      4,004,000      9,554,000          .12
   ----------------------------

Granted                                          6,000,000      4,950,000     10,950,000          .07
Exercised                                               --     (6,500,000)    (6,500,000)         .08
Forfeited/Expired                                       --             --             --           --
                                            --------------  -------------  -------------

   OUTSTANDING - MARCH 31, 1999                 11,550,000      2,454,000     14,004,000
   ----------------------------             ==============  =============  =============

Granted [13I and 13J]                            4,500,000      6,000,000      10,500,000         .06
Exercised [13H and 13I]                                 --     (6,125,000)     (6,125,000)        .05
Forfeited/Expired                                       --             --              --


   OUTSTANDING - JUNE 30, 1999                  16,050,000      2,329,000     18,379,000
   ----------------------------             ==============  =============  =============

   EXERCISABLE - JUNE 30, 1999                  12,050,000      2,329,000     14,379,000   $      .09     4 Years
   ----------------------------             ==============  =============  =============


Weighted average fair value of options granted during fiscal 1999, 1998 and the three months ended June 30, 1999 was $.10, $.12, and $.06, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[K] SUMMARY[CONTINUED] - Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the shares under employee warrants for the years ended March 31, 1999 and 1998, net loss per share would have been as follows:

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

         Risk-Free                                Expected           Expected
       Interest Rate        Expected Life        Volatility          Dividends
       -------------        -------------        ----------          ---------

              6               2.5 Years             144%                None

[14] LITIGATION

The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the year ended March 31, 1999, there were three civil actions against the Company. One action is for alleged copyright infringement whereby the Company has entered into a settlement agreement in February of 1998 to pay $208,000 over twenty-four months, whereby the Company has made the eighteen required payments due as of June 30, 1999. The second action is for breach of service whereby the Company settled for two payments of $4,750 each, which were paid in July and August, 1999. The third action, the Company has challenged the alleged suit for copyright infringement.

[15] GOING CONCERN

The Company's March 31, 1999 and 1998 financial statements were prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business and continuation of the Company as a going concern. The Company incurred net losses of $1,602,652 and $1,505,442 for the years ended March 31, 1999 and 1998, respectively, and had a working capital deficit at March 31, 1999 of $2,154,599.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[15] GOING CONCERN [CONTINUED]

The Company had also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty whether the Company can continue as a going concern.

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

[16] MAJOR CUSTOMERS

For the three months ended June 30, 1999 and 1998, the Company had net sales to three customers that amounted to approximately $350,326 or 50% and, $456,665, or 57%, respectively.

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

VIDEO PROGRAMS AND OTHER LICENSED PRODUCTS - The Company distributes and sells videocassette titles including certain public domain programs and certain licensed programs. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. Also, in September of 1998, the Company entered into a distribution agreement for a new product called Cine Chrome utilizing classic images of licensed properties. The Company derived minimal revenues from the sale of Cine Chrome products in fiscal 1999 and for the three months ended June 30, 1999.

GENERAL MERCHANDISE - The Company through its wholly-owned subsidiary, Jewel Products International, Inc. ["JPI"] manufacturers, purchases and distributes toy products to mass merchandisers in the U.S., commencing fiscal 1999. In fiscal 2000, the Company anticipates purchasing and distributing furniture products and a line of personal computers. The Company offers the toy products for limited sales periods and as demands for products change, JPI switches to newer and more popular products.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[17] SEGMENT INFORMATION [CONTINUED]

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. Interest expense is allocated based on revenues.

                                                                        Three months ended June 30, 1999
                                                              ------------------------------------------------
                                                                    Video
                                                                  Programs
                                                                  and Other
                                                                  Licensed         General
                                                                  Products       Merchandise      Consolidated
                                                                  --------       -----------      ------------
Revenues                                                      $     657,149     $     41,936     $    699,085
Operating [Loss]                                                   (411,459)         (41,184)        (452,643)
Interest Expense                                                     99,923            6,378          106,301
Interest Income - Related Party                                         110               --              110
Depreciation and Amortization - Fixed Assets                         24,043            8,766           32,809
Amortization Masters and Artwork                                     57,705               --           57,705
Capital Expenditures                                                  8,662            2,000           10,662
Masters and Artwork - Expenditures                                    9,432               --            9,432
Total Assets                                                      2,823,812          808,880        3,632,692


[18] FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 1999, financial instruments include cash, accounts receivable, accounts payable, loans to and from related parties and debt. The fair values of cash, accounts receivable, accounts payable and loans to and from related parties approximates carrying value because of the short-term nature of these instruments. The fair value of debt approximates carrying value since the interest rates approximates the Company's cost of capital.

[19] SUBSEQUENT EVENTS

[A] CONSULTING AGREEMENTS - On July 13, 1999 the Company entered into a consulting agreement that will terminate on July12, 2002 whereby consultant received option for 1,000,000 shares of common stock which will expire on July 12, 2002 at an exercise price of $.10 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $20,000 in July of 1999.

[B] DEBT CONVERSION CANCELLATION - The Company negotiated and intended in July of 1999 to convert certain related party payables totaling approximately $1,900,000 into shares of the Company's common stock. On August 5, 1999, the option to convert was canceled.

[C] OPTIONS EXERCISED - On July 8, 1999, a consultant exercised options for $62,500 shares of the Company's common stock for services rendered and cost incurred totalling $3125. [See Note 13H]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[20] NEW AUTHORITATIVE PRONOUNCEMENTS

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
--------------------------------------------------------------------------------

[20] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED] - Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and usually recorded as an expense in the period of the grant [the service period could be prospective, however, see EITF 96-18].


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




                           . . . . . . . . . . . . . .

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998:

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1999.

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

RESULTS OF OPERATIONS

The Company's net loss for the three months ended June 30, 1999 was approximately $776,000 as compared to a net loss of approximately $340,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $612,000.

The Company's operating loss for the three months ended June 30, 1999 was $611,893 as compared to an operating loss of approximately $301,615 for the same period last year. The Company's operating loss arose primarily from an increased operating expenses of approximately $334,000 offset by an increase gross profit approximately $23,000.

The Company's sales for the three months ended June 30, 1999 and 1998, were $699,085 and $790,864, respectively. The Company's sales decreased by approximately $95,000 from the same period a year earlier with decreased toy product sales of approximately $102,000. The lower toy product sales when compared to the same period a year earlier was attributable to the selling of certain toy inventory at a reduced selling price as a result of marketing difficulties. The Company intends on marketing furniture and personal computers in the second half of fiscal 2000, although there can be no assurances that the company will be successful in such efforts. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. The Company expects the sales to increase in fiscal year ending March 31, 2000.

Cost of sales for the three months ended June 30, 1999 and 1998 were $464,765 and $579,856 or 66% and 73% of sales, respectively. The decrease in cost of sales as a percent to sales was primarily the result selling video products with higher margins.

Gross profit for the three months ended June 30, 1999 and 1998 were approximately $234,000 and $211,000, or 34% and 27% of sales, respectively. The increase percentage for gross profit as a percent to sales was primarily due to sale of higher margin video products.

Operating expenses for the three months ended June 30, 1999 and 1998 were approximately $846,213 and $512,623, respectively. This increase in operating expenses of approximately $333,600 was the result of the Company's higher expense levels in selling, general administrative, bad debt, and non-cash consulting and compensation of approximately $214,000, offset by lower factoring fees of $40,000. Increased general administrative expenses of approximately $92,000 were primarily the result of higher expense levels of office rent, license and permits, and professional fees. The increase of approximately $227,000 in non-cash consulting and compensation was the result of non-cash expenses associated with the issuance of stock options issued by the Company.

Bad debt expense for the three months ended June 30, 1999 and 1998 were $35,816 and $106, respectively.

Interest expense for the three months ended June 30, 1999 and 1998 were $106,301 and $118,402 respectively. The decrease in interest expense of approximately $12,000 was the result of lower levels of borrowing. As of June 30, 1999, the outstanding debt of the Company was approximately $1,721,838 primarily all of which is classified as current. Interest income for the three months ended June 30, 1999 and 1998 were $110 and $790 respectively. The lower accounts receivable from ATRE at June 30, 1999, resulted in lower accrued interest income for the three months ended June 30,1999 when compared to the same period a year earlier.

The Company's auditors issued a going concern report for the year ended March 31, 1999. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital [deficit] at June 30, 1999 was $(2,247,704) as compared with a working capital [deficit] of $(2,701,926) at June 30, 1998.

This decrease in the working capital [deficit] of approximately $454,000 is primarily the result of the Company's ability to convert debt of approximately $1,000,000 to equity during fiscal 1999.

OPERATIONS

For the three months ended June 30, 1999, cash utilized for operations was approximately $214,526 as compared to $2,445,526 three months ended June 30, 1998. The Company borrowed in June of 1998, approximately $2,700,000 in short term loans from two companies and the borrowings were used primarily to reduce the Company's accounts payable balance. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

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

In April of 1998, the Company entered into an agreement with S4C Corporation for the exclusive rights to distribute a home video tape through December 31, 2003 with total advance payments aggregating a total commitment of approximately $100,000 and additional royalties due as a percentage of wholesale prices. The Company paid royalty advances of $84,300 for the year ended March 31, 1999 whereby $39,745 has been earned and expensed. For the three months ended June 30, 1999, the Company paid additional royalty advances of $15,700.

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

INVESTING

For the three months ended June 30, 1999 and 1998, investments in masters and artwork were $9,432 and $17,443, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

On June 2, 1999, ATRE entered into a sales agreement for approximately $600,000. The ability of this agreement to close or for the Company to realize as of June 30, 1999 50% of the net proceeds to the Company, however, are uncertain. Therefore, the Company has not recorded a receivable for this contract

FINANCING

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

In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized 20,000 of the extension bonus as a financing expense for the year ended March 31, 1999. In March of 1999, the Company received a total of $300,000 from an officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. At March 31, 1999, the balance of convertible debentures was therefore $475,000. In May, 1999, $150,000 from the cancellation of the obligations were utilized to purchase 3,000,000 shares issued upon exercise of certain options. [See Note 19C and 19G].

For the year ended March 31, 1999 and the five months ended March 31, 1998, the Company amortized $84,587 and $46,134, respectively, as a non-cash financing cost, for the convertible debentures which is classified as interest expense. For the three months ended June 30, 1999, the Company amortized $58,125 as a non-cash-cash financing cost which is also classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property [See Note 4B].

Interest expense of approximately $106,000 was recorded for the three months ended June 30, 1999.

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

In the June 1998 quarter, the Company's subsidiary received a total of $2,721,860 from related parties to be utilized by the Company to pay a major supplier of the Company for toy purchases. Subsequently, the related parties were successful in receiving credits of $743,935 from the toy supplier. These credits were applied by the related parties to the monies owed by the Company for the purchases of toys. The Company repaid the related parties $87,200 and borrowed in May 1999, $100,000 from another related party which resulted in a total outstanding obligation owed to related parties of $1,990,725 as of June 30, 1999.

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

The Company recorded deferred consulting cost of $33,000 for these 1999 consulting agreements and amortized $4,000 and $8,000 as consulting expense for the year ended March 31, 1999 and three months ended June 30, 1999, respectively.

On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 April of 1999, and amortized approximately $26,000 for the three months ended June 30, 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for the consideration for issuance of 3,000,000 shares as a result of the options being exercised.

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

In June of 1999, the Company received a loan in the amount of $90,000 from an officer of the Company which is payable upon demand.


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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.


On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999, and amortized approximately $26,000 for the three months ended June 30, 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for the consideration for issuance of 3,000,000 shares as a result ot the options being exercised.

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. On May 17, 1999, a consulting firm exercised options for 125,000 shares of the Company's common stock for services rendered and costs incurred totaling $6,250.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  [CONTINUED]



                  Exhibit No.
                  -----------
                      27                       Financial Data Schedule



         (b)      Reports on Form 8-K

                  None


                                    * * * * *

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   Cerritos, California               DIAMOND ENTERTAINMENT CORPORATION
         August 23, 1999

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