Form 10QSB
period 1999-09-30
DIAMOND ENTERTAINMENT CORP
filed 1999-11-15
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

          For transition period from _______________ to _______________

                         Commission File Number: 0-17953


                        DIAMOND ENTERTAINMENT CORPORATION
        (Exact Name of Small business issuer as specified in its charter)



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

                            -------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of November 1, 1999, there were 58,834,029 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  YES   [ ]   NO   [X]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1:  Financial Statements

     Balance Sheet as of September 30, 1999 [Unaudited]...................1...2

     Statements of Operations for the six months ended
     September 30, 1999 and 1998 [Unaudited]..............................3

     Statements of Stockholders' Equity for the six months ended
     September 30, 1999 [Unaudited].......................................4

     Statements of Cash Flows for six months ended September 30, 1999 and 1998 [Unaudited].................................................5...6

     Notes to Financial Statements [Unaudited]............................7...29

Item 2:  Management's Discussion and Analysis or Plan of Operations.......30..39

PART II.  OTHER INFORMATION
--------  -----------------

Item 1:  Legal Proceedings................................................40

Item 2:  Changes in Securities............................................40..41

Item 3:  Defaults Upon Senior Securities..................................41

Item 4:  Submission of Matters to a Vote of Security Holders..............41

Item 5:  Other Information................................................41

Item 6:  Exhibits and Reports on Form 8-K.................................41

Signatures................................................................42

ITEM 1:   FINANCIALS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999 [UNAUDITED]
---------------------------------------------------------------

ASSETS:
CURRENT ASSETS:
   Cash                                                         $             9
   Accounts Receivable - Net                                            947,692
   Inventory                                                          1,922,286
   Prepaid Expenses                                                     170,928
                                                                ----------------

   TOTAL CURRENT ASSETS                                               3,040,915
                                                                ----------------

PROPERTY AND EQUIPMENT:
   Leasehold Improvements                                                34,758
   Furniture, Fixtures and Equipment                                  1,112,427
                                                                ----------------

   Total - At Cost                                                    1,147,185
   Less:  Accumulated Depreciation                                      813,345
                                                                ----------------

   PROPERTY AND EQUIPMENT - NET                                         333,840
                                                                ----------------

FILM MASTERS AND ARTWORK                                              3,886,080

LESS:  Accumulated Amortization                                       3,775,186
                                                                ----------------

   TOTAL FILM MASTERS AND ARTWORK - NET                                 110,894
                                                                ----------------

OTHER ASSETS:
   Investment in ATRE                                                    50,000
   Related Party Receivable                                                  --
   Other Assets                                                           2,838
   Deferred Costs                                                        71,287
                                                                ----------------

   TOTAL OTHER ASSETS                                                   124,125
                                                                ----------------

   TOTAL ASSETS                                                 $     3,609,774
                                                                ================

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999 [UNAUDITED]
---------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]:
CURRENT LIABILITIES:
   Cash Overdraft                                                                $      120,639
   Accounts Payable                                                                   1,335,613
   Accounts Payable - Related Party [4C] [19A]                                        1,851,886
   Notes Payable                                                                      1,440,114
   Loan from Officer                                                                     90,000
   Convertible Debentures - Net                                                         425,486
   Lease Obligations Payable                                                             12,482
   Accrued Expenses                                                                     237,970
                                                                                 ---------------

   TOTAL CURRENT LIABILITIES                                                          5,514,190
                                                                                 ---------------
LONG-TERM LIABILITIES:
   Lease Obligations Payable                                                             47,819
   Notes Payable                                                                         12,214
                                                                                 ---------------

   TOTAL LONG-TERM LIABILITIES                                                           60,033
                                                                                 ---------------

   TOTAL LIABILITIES                                                                  5,574,223
                                                                                 ---------------

COMMITMENTS AND CONTINGENCIES [5] [6]                                                        --
                                                                                 ---------------

STOCKHOLDERS' EQUITY [DEFICIT]:
   Convertible Preferred Stock - No Par Value, 5,000,000 Shares Authorized,
     483,251 Issued [of which 172,923 are held in Treasury]                             376,593

   Common Stock - No Par Value, 100,000,000 Shares
     Authorized; 58,834,029 Shares Issued and Outstanding                            12,212,723

   Additional Paid-in Capital                                                          (768,581)

   Accumulated Deficit                                                              (13,586,142)
                                                                                 ---------------

   Sub-Total                                                                         (1,765,407)
   Less:   Treasury Stock [Preferred] - At Cost                                         (48,803)
           Deferred Costs                                                              (150,239)
                                                                                 ---------------

   TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                                              (1,964,449)
                                                                                 ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]                          $    3,609,774
                                                                                 ===============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
-------------------------------------------------


                                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                                             -------------                             -------------
                                                         1999                1998                 1999                 1998
                                                   -----------------   -----------------    -----------------    -----------------

SALES - NET                                        $        974,026    $      1,286,443     $      1,673,111     $      2,077,307

COST OF SALES                                               695,649             827,954            1,160,414            1,407,810
                                                   -----------------   -----------------    -----------------    -----------------

   GROSS PROFIT                                             278,377             458,489              512,697              669,497
                                                   -----------------   -----------------    -----------------    -----------------

OPERATING EXPENSES:
  Selling Expenses                                          261,748             243,217              508,836              471,486
  General and Administrative Expense                        360,327             388,788              693,255              629,351
  Factoring Fees                                              4,858              14,731                8,539               58,416
  Bad Debt Expense                                           30,000                  --               65,816                  106
  Non- Cash Consulting and Compensation
      Expense                                                58,891                  --              285,591                   --
                                                   -----------------   -----------------    -----------------    -----------------

  TOTAL OPERATING EXPENSES                                  715,824             646,736            1,562,037            1,159,359
                                                   -----------------   -----------------    -----------------    -----------------

  OPERATING LOSS                                           (437,447)           (188,247)          (1,049,340)            (489,862)
                                                   -----------------   -----------------    -----------------    -----------------

OTHER EXPENSES [INCOME]:
  Interest Expense                                           84,459              63,848              190,760              182,250
  Interest Income - Related Party                               (1)                 (63)                (111)                (853)
  Other Income                                              (7,416)                (242)              (7,592)             (13,015)
  Valuation Adjustment for ATRE [4B]                             --                  --                   --                   --
  Interest Expense - Non-Cash [7D]                           58,125                  --              116,250                   --
                                                   -----------------   -----------------    -----------------    -----------------
OTHER EXPENSES - NET                                        135,167              63,543              299,307              168,382
                                                   -----------------   -----------------    -----------------    -----------------

NET LOSS BEFORE EXTRAORDINARY INCOME                       (572,614)           (251,790)          (1,348,647)            (658,244)
                                                   -----------------   -----------------    -----------------    -----------------

EXTRAORDINARY INCOME                                             --                  --                   --              (66,000)
                                                   -----------------   -----------------    -----------------    -----------------

NET LOSS                                           $       (572,614)   $       (251,790)    $     (1,348,647)    $       (592,244)
                                                   =================   =================    =================    =================

NET LOSS PER SHARE BEFORE
    EXTRAORDINARY INCOME                           $           (.01)   $           (.01)    $           (.02)    $           (.02)
                                                   =================   =================    =================    =================

NET LOSS PER SHARE                                 $           (.01)   $           (.01)    $           (.02)    $           (.02)
                                                   =================   =================    =================    =================

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                          57,461,529          31,709,660           55,061,112           26,640,079
                                                   =================   =================    =================    =================

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT] [UNAUDITED]
---------------------------------------------------------------------


                                   CONVERTIBLE
                                PREFERRED STOCK      COMMON STOCK                                   TREASURY               TOTAL
                                   NUMBER OF           NUMBER OF          ADDITIONAL    RETAINED      STOCK            STOCKHOLDERS'
                               ---------------- -----------------------   PAID-IN      EARNINGS   [PREFERRED] DEFERRED     EQUITY
                                SHARES  AMOUNT    SHARES       AMOUNT     CAPITAL      [DEFICIT]    AT COST    COSTS     [DEFICIT]
                               ------- -------- ---------- ------------ ------------ ------------- --------- ---------- ------------

 BALANCE - APRIL 1, 1999       483,251 $376,593 50,619,029 $ 11,801,973 $(1,156,231) $(12,237,495) $(48,803) $ (48,180) $(1,312,143)

Options Issued for 6,000,000
  shares to Consultants
  In  April, 1999 [5F, 13I]         --       --         --           --     120,000            --        --   (120,000)          --

Option issued for 1,000,000
  to Consultant
  In July, 1999 [5H, 13I]                                                    20,000                            (20,000)

Options issued for 1,965,000
  to Consultants                                                                                               (67,650)
  In August 1999 [5F, 13I]                                                   67,650

Consulting Expense [5D, 5F]         --       --         --           --          --            --        --    105,591      105,591

Exercise of Options and
  Warrants [5F, 13G, 13I]           --       --  8,215,000      410,750          --            --        --         --      410,750

Options Issued to two Officers
  for 4,500,000 shares for
  securing financing, obtaining
  conversion of debentures to
  equity, and securing new
  customer contracts [13J]          --       --         --           --     180,000            --        --         --      180,000

Net [Loss] for six months
  ended September 30, 1999          --       --         --           --          --    (1,348,647)       --         --   (1,348,647)
                               ------- -------- ---------- ------------ ------------ ------------- --------- ---------- ------------

 BALANCE - SEPTEMBER 30, 1999  483,251 $376,593 58,834,029 $ 12,212,723 $  (768,581) $(13,586,142) $(48,803) $(150,239) $(1,964,449)
                               ======= ======== ========== ============ ============ ============= ========= ========== ============


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
-------------------------------------------------

                                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                            SEPTEMBER 30,                              SEPTEMBER 30,
                                                            -------------                              -------------
                                                         1999                 1998                 1999                 1998
                                                  ------------------   -----------------    -----------------    -----------------

NET CASH - OPERATING ACTIVITIES :                 $        (106,333)   $       (271,871)    $       (320,859)    $     (2,717,397)
                                                  ------------------   -----------------    -----------------    -----------------

INVESTING ACTIVITIES:
  Advances to ATRE                                               --                  --                   --                   --
  Repayments by ATRE                                         88,800             341,800               97,900              423,820
  Payment of Officers' Loans Receivable                          --                  --                   --                   --
  Repayments of Officers' Loan Receivable                        --                  --                   --                   --
  Payment of Employee Loans Receivable                           --                  --                   --                   --
  Capital Expenditures                                       (5,527)             (2,495)             (16,189)             (35,290)
  Masters and Artwork                                       (15,048)            (25,048)             (24,480)             (42,491)
  Proceeds from Notes Receivable                                 --                  --                   --                   --
                                                  ------------------   -----------------    -----------------    -----------------

NET CASH - INVESTING ACTIVITIES                   $          68,225    $        314,257     $         57,231     $        346,039
                                                  ------------------   -----------------    -----------------    -----------------

FINANCING ACTIVITIES:
  Proceeds from Notes Payable                             1,053,408           1,283,775            1,999,665            6,680,225
  Payments of Related Party Loan                           (174,300)                 --             (211,500)                  --
  Payments of Notes Payable                                (880,112)         (1,467,769)          (1,979,120)          (4,262,267)
  Payments of Lease Payable                                  (5,923)             (1,660)             (11,593)              (2,982)
  Cash Overdraft                                              2,544             120,209             (120,639)             (69,101)
  Exercise of Options and Warrants                          104,500              20,000              410,750               20,000
  Proceeds from Officer's Loan                                   --                  --               90,000                   --
  Proceeds  from Related Parties                                 --                  --              100,000                   --
  Advances to Related Parties                               (62,000)                 --              (62,000)                  --
                                                  ------------------   -----------------    -----------------    -----------------
NET CASH - FINANCING ACTIVITIES                              38,117             (45,445)             215,563            2,365,875
                                                  ------------------   -----------------    -----------------    -----------------

NET DECREASE IN CASH                                              9              (3,059)             (48,065)              (5,483)

CASH - BEGINNING OF PERIODS                                       0               3,106               48,074                5,530
                                                  ------------------   -----------------    -----------------    -----------------

CASH - END OF PERIODS                             $               9    $             47     $              9     $             47
                                                  ==================   =================    =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid during the periods for:
          Interest                                $         106,301    $         93,753     $        190,760     $        211,925
          Income Taxes                                           --                  --                   --                   --


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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
-------------------------------------------------

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

On July 9, 1998, the Company entered into an consulting agreement that will terminate on July 8, 2001, whereby the consultant received an option for 1,000,000 shares of common stock which will expire on July 8, 2001 at an exercise price of $.10 per share [5F].

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

On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each of which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999. [5F and 13I]

On May 25, 1999, the Company approved the granting of options for a total of 4,500,000 shares of common stock exercisable over five years at prices of $.05 and $.10 to two officers for their services in securing additional financing, obtaining conversion of debentures to equity and their securing new contracts with new customers in April of 1999. The options expire May 2004. The Company recorded compensation expense of approximately $180,000 in May of 1999. [5F and 13J]

On July 13, 1999 the Company entered into a consulting agreement that will terminate on July 12, 2002 whereby consultant received an option for 1,000,000 shares of common stock which will expire on July 12, 2002 at an exercise price of $.10 per share. The agreement can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $20,000 in July of 1999 [5H].

The Company negotiated and intended in July of 1999 to convert certain related party payables totaling approximately $1,900,000 into shares of the Company's common stock. On August 5, 1999, the option to convert was canceled [4C].

On August 2, 1999, the Company entered into two consulting agreements that will terminate on August 2, 2000, whereby the consultants received options totaling 1,965,000 shares of common stock expiring on August 2, 2000. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting costs of approximately $60,500 in August of 1999 [5F].

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

Depreciation expense for the six months ended September 30, 1999 and 1998 is $55,632 and $40,807 respectively.

On sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in income. Repairs and maintenance are charged to expense when incurred.

FILM MASTERS AND ARTWORK - The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three year period. The Company periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur. The net film masters and artwork are presented on the balance sheet at the net realizable value for each master. Film masters consist of original "masters" which are purchased for the purpose of reproduction and sale.

Amortization expense for the six months ended September 30, 1999 and 1998 is $115,409 and $60,254, respectively.

ADVERTISING COSTS - Advertising cost are expensed as incurred. Advertising costs of $12,859 and $21,789 were expensed for the six months ended September 30, 1999 and 1998, respectively.

BAD DEBTS - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is approximately $227,278 at September 30, 1999.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no deposits as of September 30, 1999, with financial institutions subject to a credit risk beyond the insured amount.

[2] ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 1999 net of allowance for doubtful accounts were approximately $227,278. Substantially all of the accounts receivable at September 30, 1999, have been pledged as collateral for the line of credit [See
Note 7A].

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[3] INVENTORY

Inventory as of September 30, 1999 consists of:

Raw Materials                                                 $     491,936
Finished Goods                                                    1,886,190
                                                              --------------

Total                                                             2,378,126
Allowance                                                          (455,840)
                                                              --------------

   NET INVENTORY                                              $   1,922,286
   -------------                                              ==============

An allowance has been established for the inventory of approximately $455,840. This reserve is primarily for the anticipated reductions in selling prices [which are lower than the carrying value] for inventory which has been (a) restricted to specified distribution territories as a result of settlements in the last quarter of fiscal 1999 and (b) a rise in certain inventory which may have past the peak selling season.

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

The Company as of September 30, 1999, has a receivable of $10,800 from an entity, in which the President of the Company is a major stockholder. This receivable represents rent due for space at the Company utilized by the entity. Monthly rental income from this entity is $800.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[4B] AMERICAN TOP REAL ESTATE ["ATRE"] [CONTINUED]

Management of the Company received a communication from a real estate development specialist in 1998 advising the Company that the remaining ATRE parcels have an aggregate approximate value of $5,200,000 is calculated for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, it is not possible to predict with any certainty when the closing of these sales contracts of real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. At March 31, 1998, the Company therefore setup a valuation allowance of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 was presented at the amount of the anticipated 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances at March 31, 1998, the Company believed the likelihood that $1,117,788 from future proceeds from the sale of the ATRE parcels could not be realized with any certainty. The Company in June 1998, borrowed approximately $809,500 to finance certain purchases of toy products. [See 4C]

On June 2, 1999, ATRE entered into a sale agreement for approximately $600,000 and in September, 1999, entered into a sales agreement for remaining acres of the larger parcel for approximately $550,000. The ability of the agreements to close or for the Company to realize as of September 30, 1999, 50% of the net proceeds to the Company, however, are uncertain and is subject to certain contingencies. Therefore, the Company has not recorded a receivable for these contracts.

[4C] RELATED PARTIES PAYABLES

In the June 1998 quarter, the Company's subsidiary received a total of $2,721,860 from related parties to be utilized by the Company to pay a major supplier of the Company for toy purchases. Subsequently, the related parties were successful in receiving credits of $743,935 from the toy supplier. These credits were applied by the related parties to the monies owed by the Company for the purchases of toys. During the six month period ended September 30, 1999, the Company borrowed from the related parties $97,800 and repaid them $114,500 and borrowed $100,000 from another related party and repaid $97,000. During quarter ended September 30, 1999, the Company advanced a total of $62,000 to two other related parties. The net outstanding obligations owed to the related parties totaled $1,851,886 as of September 30, 1999. The Company negotiated and intended in July of 1999, to convert part of the balance of the related party payables totaling approximately $1,900,000 into shares of the Company's common stock. On August 5, 1999, the option to convert was canceled. [See Note 19A]

[4D] LOAN FROM OFFICER

In June of 1999, the Company received a loan in the amount of $90,000 from an officer of the Company which is payable upon demand.

[5] COMMITMENTS

[A] ROYALTY COMMITMENTS - The Company has entered into various royalty agreements for licensing of titles for terms of one to seven years. Certain agreements include minimum guaranteed payments. For the six months ended September 30, 1999 and 1998, royalty expense was $31,277 and, $34,336, respectively, pursuant to these agreements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

[B] VIDEO AGREEMENTS - The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

[C] ACCOUNTS PAYABLE - The Company is currently delinquent on a significant amount of its accounts payable.

[D] EMPLOYMENT AGREEMENTS - In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum. As of September 30, 1999, the officers did not purchase these shares.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

[F] FINANCIAL CONSULTANT COMMITMENTS - In June of 1996, the Company engaged three consultants for a period of two years. The Company agreed to reimburse the consultants' business expenses not to exceed $750 per month. The financial consultants received a total of 1,000,000 warrants with an exercise price of $.25 per share in exchange for services to be rendered. The Company recorded deferred consulting costs of $50,000 for the fair value of the warrants to purchase the 1,000,000 shares of common stock and expensed $14,858 and $35,142 for the years ended March 31, 1998 and 1997, respectively. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant.

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

On July 9, 1998, the Company entered into an consulting agreement terminating on July 8, 2001, to provide consulting services concerning strategic alliances, marketing and sales, and corporate organization, whereby the consultant received an option for 1,000,000 shares of common stock which will expire on July 8, 2001 at an exercise price of $.10 per share. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. This option was not exercised as of September 30, 1999.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

[F] FINANCIAL CONSULTANT COMMITMENTS [CONTINUED] - The Company recorded deferred consulting cost of $24,000 and amortized approximately $3,000 for the year ended March 31, 1999 and approximately $12,000 for the six months ended September 30, 1999. These options were exercised in February of 1999 for proceeds to the Company of $275,000. The Company filed a Form S-8 in February of 1999 for these shares of common stock.

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. The Company recorded deferred consulting costs of approximately $9,000 and amortized approximately $1,000 for the year ended March 31, 1999 and approximately $4,600 for the six months ended September 30, 1999. These options were not exercised as of March 31, 1999. The Company filed a Form S-8 in February of 1999 for these shares of common stock. During the six month period ended September 30, 1999, all of shares were exercised for services rendered by the consulting firm and the cost incurred totaled $12,500.

On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each of which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999, and amortized approximately $56,000 for the six months ended September 30, 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for the consideration for issuance of 3,000,000 shares of as a result of the options being exercised.

On August 2, 1999, the Company engaged two consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 1,965,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on August 2, 2000. The Company recorded deferred consulting cost of approximately $60,500 and amortized approximately $9,800 for the six months period ended September 30, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. In August 1999, the Company received $62,000 in cash for the issuance of the 1,240,000 shares and $36,250 from the cancellation of a convertible debenture including unpaid interest for the consideration for issuance of 725,000 shares as a result of the options being exercised.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

[H] MARKETING AND SALES CONSULTANT COMMITMENT - On July 13, 1999 the Company entered into a consulting agreement that will terminate on July 12, 2002 whereby consultant shall provide consulting advice concerning the marketing and sales of computers and computer related products in the United States. For such services, consultant received an option for 1,000,000 shares of common stock which will expire on July 12, 2002 at an exercise price of $.10 per share. The Company will pay consultant a one percent (1%) sale commission on net payments received by the Company for computer related products that are sold to certain club stores by the consultant. The agreement can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $20,000 in July of 1999 and amortized approximately $4,300 for the six months period ended September 30, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. These options were not exercised as of September 30, 1999. [See Note 19C]

[6] LEASE COMMITMENTS

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
   ------                                    ==============    ==============

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[6] LEASE COMMITMENTS [CONTINUED]

[A] OPERATING LEASES [CONTINUED] - The following is the approximate aggregate future minimum rentals for the next five years for operating leases:

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

[7] DEBT OBLIGATIONS

Notes payable consist of the following:
                                                                 September 30, 1999
                                    ----------------------------------------------------------------------------
   Type of Loan                          Amount          Current      Long-Term     Rate           Due Date
   ------------                          ------          -------      ---------     ----           --------

Installment Loan (B)                $          --   $          --    $        --       10%          11/14/99
Notes Payable (C)                              --              --             --        8%
Lines of Credit (A)                     1,337,434       1,337,434             --   Various Revolving Line of
                                                                                            credit
Convertible Debenture (D)                 425,486         425,486             --       10%           4/30/00
Acquired Debt                              40,000          40,000             --                     Demand
Loan Payable (E)                               --              --             --       10%
Loan Payable (F)                           14,894           2,680         12,214     9.75%
Notes Payable (G)                          60,000          60,000             --                    12/10/99
                                    -------------   -------------    -----------

   TOTALS                           $   1,877,814   $   1,865,600    $    12,214
   ------                           =============   =============    ===========

[A] LINES OF CREDIT - On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 financing arrangement. This arrangement is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.18% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest for the year ended March 31, 1999 was approximately $340,000. Interest for the six months ended September 30, 1999 was approximately $141,458.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[7] DEBT OBLIGATIONS [CONTINUED]

[D] CONVERTIBLE DEBENTURES PAYABLE [CONTINUED] - Collateral security included all the assets of the Company and a personal collection guarantee as additional security to holder after subordination to primary lender.

In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized 20,000 of the extension bonus as a financing expense for the year ended March 31, 1999. In March of 1999, the Company received a total of $300,000 from an officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. In May 1999, $150,000 from the cancellation of the obligations was utilized to purchase 3,000,000 shares issued upon exercise of certain options. [See 13I]

In April and June of 1999, the Company received $50,000 from an investor and $100,000 from an officer and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share. In August 1999, $36,250 from the cancellation of the obligations owed to the investor for principal and interest was utilized to purchase 725,000 shares issued upon exercise of his options. As of September 30, 1999, the balance of convertible debentures was $425,486.

On June 2, 1999, the Company was advised by one of the convertible debenture holders of a $100,000 note that the bimonthly principal payments were being waived and the paying of the bimonthly interest would continue.

For the year ended March 31, 1999 and the five months ended March 31, 1998, the Company amortized $84,587 and $46,134, respectively as a non-cash financing cost, for the convertible debentures which is classified as interest expense. For the six months ended September 30, 1999, the Company amortized $116,250 as a non-cash-cash financing cost which is also classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property [See Note 4B].

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[7] DEBT OBLIGATIONS [CONTINUED]

[G] NOTE PAYABLE - In March of 1999, the Company received a promissory note for $217,094 with ten monthly installments of principal and interest of $23,333 each commencing March 9, 1999. As of September 30 1999, the Company owed $60,000 principal on this obligation. This note is guaranteed by the President of the Company and is subordinated to the line of credit.

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
   -----                                             ==============

Minimum future lease payments under capital leases as of March 31, 1999 for each of the next five years and in the aggregate are:

Year Ending
-----------
 March 31,
 ---------
   2000                                                          $       34,960
   2001                                                                  34,960
   2002                                                                  20,179
   2003                                                                      --
   2004                                                                      --
                                                                 --------------

   Total Minimum Lease Payments                                          90,099
   Less:  Amount Representing Interest                                   18,205

   PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS                   $       71,894
   -------------------------------------------                   ==============


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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[9] INCOME TAXES [CONTINUED]

As of March 31, 1999, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

   Expiration
   ----------
 in Years ending                                   Net Operating Loss
 ---------------                                   ------------------
    March 31,                                         Carryforwards
    ---------                                         -------------

     2007                                            $    1,317,000
     2008                                                 2,693,000
     2009                                                 2,015,000
     2010                                                   288,000
     2011                                                 1,300,000
     2012                                                   150,000
     2013                                                   624,000
                                                     --------------

       TOTAL                                         $    8,387,000
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

In April and June of 1999, the Company received $50,000 from an investor and $100,000 from an officer and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share. In August 1999, $36,250 from the cancellation of the obligations to owed to the investor for principal and interest was utilized to purchase 725,000 shares issued upon exercise of his options. As of September 30, 1999, the balance of convertible debentures was $425,486.

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

[12] MAJOR SUPPLIER

For the six months ended September 30, 1999 and 1998, the Company had purchases from two suppliers that amounted to approximately $296,000 or 53% and $184,000 or 55% of net purchases, respectively.

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

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. During the six month period ended September 30, 1999, all of the options were exercised for services rendered by the consulting firm and the cost incurred totaled $12,500.

The Company recorded deferred consulting cost of $33,000 for these 1999 consulting agreements and amortized $4,000 and $16,300 as consulting expense for the year ended March 31, 1999 and six months ended September 30, 1999, respectively

[I] CONSULTING AGREEMENTS - FISCAL 2000 - On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999, and amortized approximately $56,000 for the six months ended September 30, 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for the consideration for issuance of 3,000,000 shares as a result of the options being exercised. [See Note 7D]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[I] CONSULTING AGREEMENTS - FISCAL 2000 [CONTINUED] - On July 13, 1999 the Company entered into a consulting agreement that will terminate on July 12, 2002 whereby a consultant shall provide consulting advice concerning the marketing and sales of computers and computer related products in the United States. For such services, consultant received an option for 1,000,000 shares of common stock which will expire on July 12, 2002 at an exercise price of $.10 per share. The Company will pay consultant a one percent (1%) sale commission on net payments received by the Company for computer related products that are sold to certain club stores by the consultant. The agreement can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $20,000 in July of 1999 and amortized approximately $4,300 for the six months period ended September 30, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. These options were not exercised as of September 30, 1999. [See Note 19C]

On August 2, 1999, the Company engaged two consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 1,965,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on August 2, 2000. The Company recorded deferred consulting cost of approximately $60,500 and amortized approximately $9,800 for the six months period ended September 30, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. In August 1999, the Company received $62,000 in cash for the issuance of the 1,240,000 shares and $36,250 from the cancellation of a convertible debenture including unpaid interest for the consideration for issuance of 725,000 shares as a result of the options being exercised. [See note 7D]

[J] OFFICERS' COMPENSATION - FISCAL 2000 - On May 25, 1999, the Company approved the granting of options for a total of 4,500,000 shares of common stock exercisable over five years at prices of $.05 and $.10 to two officers for their services in securing additional financing, obtaining conversion of debentures to equity and their securing new contracts with new customers in April of 1999. The options expire May 2004. The Company recorded compensation expense of approximately $180,000 in May of 1999.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS [CONTINUED]


[K] SUMMARY [CONTINUED] -A summary of the activity under the plan is as follows:
                                                                                                          Weighted
                                                                                            Weighted       Average
                                                                                             Average      Remaining
                                             Officers and     Consultants                   Exercise     Contractual
                                               Employees      -----------       Shares        Price         Life
                                               ---------                        ------        -----         ----

   OUTSTANDING - MARCH 31, 1997                  1,000,000      2,000,000      3,000,000    $  .15
   ----------------------------

Granted                                          4,550,000      2,050,000      6,600,000       .08
Exercised                                               --        (46,000)       (46,000)     (.08)
Forfeited/Expired                                       --             --             --        --
                                            --------------- -------------- --------------

   OUTSTANDING - MARCH 31, 1998                  5,550,000      4,004,000      9,554,000       .12
   ----------------------------

Granted                                          6,000,000      4,950,000     10,950,000       .07
Exercised                                               --     (6,500,000)    (6,500,000)      .08
Forfeited/Expired                                       --             --             --        --
                                            --------------- -------------- -------------

   OUTSTANDING - MARCH 31, 1999                 11,550,000      2,454,000     14,004,000
   ----------------------------             =============== ============== ==============

Granted [13I and 13J]                            4,500,000      8,965,000     13,465,000       .06
Exercised [13H and 13I]                                        (8,215,000)    (8,215,000)      .05
Forfeited/Expired                                       --             --             --
                                            --------------- -------------- --------------

   OUTSTANDING - SEPTEMBER 30, 1999             16,050,000      3,204,000     19,254,000
   --------------------------------         =============== ============== ==============

   EXERCISABLE - SEPTEMBER 30, 1999             12,050,000      3,204,000     15,254,000    $  .08          4 Years
   ---------------------------------        =============== ============== ==============   ======          =======

Weighted average fair value of options granted during fiscal 1999, 1998 and the six months ended September 30, 1999 was $.10, $.12, and $.06, respectively.

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
                                          ==============   ==============

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[K] SUMMARY [CONTINUED] - The fair value used in the pro forma data was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option.

The following is the average of the data used for the following items.

              Risk-Free                                       Expected                Expected
              ---------                                       --------                --------
            Interest Rate            Expected Life           Volatility               Dividends
            -------------            -------------           ----------               ---------

                   6                    2.5 Years               144%                    None

[14] LITIGATION

The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the year ended March 31, 1999, there were three civil actions against the Company. One action is for alleged copyright infringement whereby the Company has entered into a settlement agreement in February of 1998 to pay $208,000 over twenty-four months, whereby the Company has made twenty of the required payments due as of September 30, 1999. The second action is for breach of service whereby the Company settled for two payments of $4,750 each, which were paid in July and August, 1999. The third action, the Company has challenged the alleged suit for copyright infringement.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[15] GOING CONCERN [CONTINUED] - The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[16] MAJOR CUSTOMERS

For the six months ended September 30, 1999 and 1998, the Company had net sales to two customers that amounted to approximately $699,334 or 42% and, $444,420 or 48%, respectively.

[17] SEGMENT INFORMATION

The following information is presented as a result of the Company adopting SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

At September 30, 1999, the Company offers different products which are evaluated separately in assessing performance and allocating resources. These products have been reflected as two reportable segments, video products and general merchandise.

VIDEO PROGRAMS AND OTHER LICENSED PRODUCTS - The Company distributes and sells videocassette titles including certain public domain programs and certain licensed programs. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. Also, in September of 1998, the Company entered into a distribution agreement for a new product called Cine Chrome utilizing classic images of licensed properties. The Company derived minimal revenues from the sale of Cine Chrome products in fiscal 1999 and for the six months ended September 30, 1999.

GENERAL MERCHANDISE - The Company through its wholly-owned subsidiary, Jewel Products International, Inc. ["JPI"] manufacturers, purchases and distributes toy products to mass merchandisers in the U.S., commencing fiscal 1999. In fiscal 2000, the Company anticipates purchasing and distributing furniture products. The Company offers the toy products for limited sales periods and as demands for products change, JPI switches to newer and more popular products.

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. Interest expense is allocated based on revenues.

                                                   Six months ended September 30, 1999
                                               --------------------------------------------
                                                  Video
                                                Programs
                                                and Other
                                                Licensed              General
                                                Products      Merchandise     Consolidated
                                                --------      -----------     ------------

Revenues                                       $ 1,503,895    $   169,216    $ 1,673,111
Operating [Loss]                                (1,194,651)      (145,311)    (1,049,340)
Interest Expense                                   186,507          4,253        190,760
Interest Income - Related Party                       (111)            --           (111)
Depreciation and Amortization - Fixed Assets        46,866          8,766         55,632
Amortization Masters and Artwork                   115,409             --        115,409
Capital Expenditures                                16,189             --         16,189
Masters and Artwork - Expenditures                  24,480             --         24,480
Total Assets                                     2,963,000        701,846      3,664,846

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[18] FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 1999, financial instruments include cash, accounts receivable, accounts payable, loans to and from related parties and debt. The fair values of cash, accounts receivable, accounts payable and loans to and from related parties approximates carrying value because of the short-term nature of these instruments. The fair value of debt approximates carrying value since the interest rates approximates the Company's cost of capital.

[19] SUBSEQUENT EVENTS

[A] RELATED PARTIES PAYABLE - The Company during the quarter ended September 30, 1999, advanced a total of $62,000 to two related parties. During October 1999, the related parties repaid the Company $61,700.

[B] LOAN FROM OFFICER - In October 1999, the Company received a loan in the amount of $124,100 from the Chief Executive Officer which is payable upon demand.

[C] COMPUTER BUSINESS TERMINATION - The Company planned to market and sell personal computers and computer related products during the second half of fiscal year 2000. The Company was advised in November 1999, that another company recently acquired the Company's supplier for its computer products. This change in ownership will preclude the Company from purchasing this line of product from this supplier. Accordingly, the Company has no current plans to distribute and sell these computer products.

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

The Financial Accounting Standards Board ["FASB"] has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues.
                                       28

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[20] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

o APB Opinion No. 25 has been applied in practice to include in its definition of employees, outside members of the board or directors and independent contractors. The FASB's interpretation of APB Opinion No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee [which also is the basis for the distinction between employees and nonemployees in the current U.S. tax code]. Outside members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law.

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




                           . . . . . . . . . . . . . .

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ---------------------------------------------------------

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1998:

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1999 AND FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 1999.

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

RESULTS OF OPERATIONS

The Company's net loss for the six months ended September 30, 1999 was approximately $1,349,000 as compared to a net loss of approximately $592,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $1,049,000.

The Company's operating loss for the six months ended September 30, 1999 was approximately $1,049,000 as compared to an operating loss of approximately $490,000 for the same period last year. The Company's operating loss arose primarily from an increased operating expenses of approximately $403,000 and decreased gross profit of approximately $156,000.

The Company's sales for the six months ended September 30, 1999 and 1998, were $1,673,111 and $2,077,307, respectively. The Company's sales decreased by approximately $404,000 from the same period a year earlier with decreased video product sales of approximately $434,000. The lower video product sales when compared to the same period a year earlier were primarily the result of the Company experiencing selling and marketing difficulties, including a temporary reduction in sales orders from principal customers. The Company intends on marketing furniture in the second half of fiscal 2000, although there can be no assurances that the Company will be successful in such efforts. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. The Company expects the sales to increase in fiscal year ending March 31, 2000.

Cost of sales for the six months ended September 30, 1999 and 1998 were $1,160,414 and $1,407,810 or 69% and 68% of sales, respectively. The increase in cost of sales as a percent to sales was primarily the result of selling toy products with lower margins.

Gross profit for the six months ended September 30, 1999 and 1998 were approximately $513,000 and $670,000, or 31% and 32% of sales, respectively. The decrease percentage for gross profit as a percent to sales was primarily due to sale of lower margin toy products.

Operating expenses for the six months ended September 30, 1999 and 1998 were approximately $1,562,000 and $1,159,000, respectively. This increase in operating expenses of approximately $403,000 was the result of the Company's higher expense levels in selling, general administrative, bad debt, and non-cash consulting and compensation of approximately $453,000, offset by lower factoring fees of approximately $50,000. Increased general administrative expenses of approximately $64,000 were primarily the result of higher expense levels of office rent, license and permits, and professional fees. The increase of approximately $286,000 in non-cash consulting and compensation was the result of non-cash expenses associated with the issuance of stock options issued by the Company. The Company also realized an increase in bad debt expense of approximately $66,000.

Bad debt expense for the six months ended September 30, 1999 and 1998 were $65,816 and $106, respectively.

Interest expense for the six months ended September 30, 1999 and 1998 were $190,760 and $182,250 respectively. The increase in interest expense of approximately $8,500 was the result higher interest rates incurred on borrowings. As of September 30, 1999, the outstanding debt of the Company was approximately $1,887,813 primarily all of which is classified as current. Interest income for the six months ended September 30, 1999 and 1998 were $853 and $111 respectively. The lower accounts receivable from ATRE at September 30, 1999, resulted in lower accrued interest income for the six months ended September 30,1999 when compared to the same period a year earlier.

The Company's auditors issued a going concern report for the year ended March 31, 1999. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

RESULTS OF OPERATIONS

The Company's net loss for the three months ended September 30, 1999 was approximately $573,000 as compared to a net loss of approximately $252,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $437,000.

The Company's operating loss for the three months ended September 30, 1999 was approximately $437,000 as compared to an operating loss of approximately $188,000 for the same period last year. The Company's operating loss arose primarily from increased operating expenses of approximately $69,000 and a decrease gross profit of approximately $180,000.

The Company's sales for the three months ended September 30, 1999 and 1998, were $974,026 and $1,286,443, respectively. The Company's sales decreased by approximately $312,000 from the same period a year earlier with decreased video product sales of approximately $324,000. The lower video product sales when compared to the same period a year earlier was attributable primarily to the Company experiencing selling and marketing difficulties, including a temporary reduction in sales orders from principal customers. The Company intends on marketing furniture in the second half of fiscal 2000, although there can be no assurances that the company will be successful in such efforts. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the three months ended September 30, 1999 and 1998 were $695,649 and $827,954 or 71% and 64% of sales, respectively. The increase in cost of sales as a percent to sales was primarily the result selling toy products with lower margins.

Gross profit for the three months ended September 30, 1999 and 1998 were approximately $278,377 and $458,489, or 29% and 36% of sales, respectively. The decrease percentage for gross profit as a percent to sales was primarily due to sale of lower margin toy products.

Operating expenses for the three months ended September 30, 1999 and 1998 were approximately $716,000 and $647,000, respectively. This increase in operating expenses of approximately $69,000 was the result of the Company's higher expense levels in selling, bad debt, and non-cash consulting and compensation of approximately $107,000, offset by lower general administrative expenses and factoring fees totaling approximately $38,000. Increased selling expenses of approximately $19,000 were primarily the result of higher sales promotional expenses. The increase of approximately $59,000 in non-cash consulting and compensation was the result of non-cash expenses associated with the issuance of stock options issued by the Company. The Company realized an increase in bad debt expenses of approximately $30,000 when compared to the same period a year earlier.

Bad debt expense for the three months ended September 30, 1999 and 1998 were $30,000 and $0, respectively.

Interest expense for the three months ended September 30, 1999 and 1998 were $84,459 and $63,848, respectively. The increase in interest expense of approximately $21,000 was the result of higher interest rates incurred on borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital [deficit] at September 30, 1999 was ($2,473,275) as compared with a working capital [deficit] of ($2,154,599) at March 31, 1999.

This increase in the working capital [deficit] of approximately $319,000 is primarily the result of the Company's net loss of approximately $1,349,000 and non-cash adjustments to net income.

OPERATIONS

For the six months ended September 30, 1999, cash utilized for operations was approximately $320,859 as compared to $2,717,397 six months ended September 30, 1998. The Company borrowed in June of 1998, approximately $2,700,000 in short term loans from related parties and the borrowings were used primarily to reduce the Company's accounts payable balance. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are (i) to create new products with better gross profits, (ii) to continue to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes, (iii) to convert debt to equity and (iv) to continue to negotiate with major vendors for discounts. The Company has negotiated payment arrangements to satisfy certain of its obligations to principal vendors and service providers.

In April of 1998, the Company entered into an agreement with S4C Corporation for the exclusive rights to distribute a home video tape through December 31, 2003 with total advance payments aggregating a total commitment of approximately $100,000 and additional royalties due as a percentage of wholesale prices. The Company paid royalty advances of $84,300 for the year ended March 31, 1999 whereby $39,745 has been earned and expensed. For the six months ended September 30, 1999, the Company paid additional royalty advances of $15,700.

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

INVESTING

For the six months ended September 30, 1999 and 1998, investments in masters and artwork were $24,480 and $42,491, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

At March 31, 1998, ATRE had no binding sales contracts for the remaining parcels of real estate owned by ATRE as these parcels of land continue to be developed for commercial use. Contracts that were pending have not closed due to possible changes in interest rates or possible overall market conditions. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to sell the remaining parcels. In December of 1998, the Company received from a real estate development specialist an aggregate approximate valuation of $5,200,000 for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of such sales contracts of commercial real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. The Company setup a valuation allowance in the quarter ended March 31, 1998, of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized by the Company with any certainty. At March 31, 1999, no monies were due from ATRE.

On June 2, 1999, ATRE entered into a sale agreement for approximately $600,000 and in September 1999, entered into a sales agreement for remaining acres of the larger parcel for approximately $550,000. The ability of the agreements to close or for the Company to realize as of September 30, 1999, 50% of the net proceeds to the Company, however, are uncertain and is subject to certain contingencies. Therefore, the Company has not recorded a receivable for these contracts.

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

On November 2, 1998, convertible debentures with a balance of $848,861 were reinvested into a new note for $921,851 for a new two year term expiring October 31, 2000 with interest of 10% and an extension bonus of $175,000, which carries interest of 2.5% per annum payable $50,000 per month after payment of all prior and interest and the restructured note. The repayment term was a weekly amount of $6,250 in 1998 and $12,500 in the years 1999 and 2000. In addition, there was an acceleration clause of repayments for certain events and a 5% late charge for any delinquent payments. The notes contained an option to convert the principal and interest balance into the common stock of the Company subject to certain pricing calculations. Collateral security included all the assets of the Company and a personal collection guarantee as additional security to holder after subordination to primary lender.

In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized 20,000 of the extension bonus as a financing expense for the year ended March 31, 1999. In March of 1999, the Company received a total of $300,000 from an officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. At March 31, 1999, the balance of convertible debentures was therefore $475,000. In May 1999, $150,000 from the cancellation of the obligations were utilized to purchase 3,000,000 shares issued upon exercise of certain options. [See note 13I]

In April and June of 1999, the Company received $50,000 from an investor and $100,000 from an officer and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share. In August 1999, $36,250 from the cancellation of the obligation owed to the investor for principal and interest was utilized to purchase 725,000 shares issued upon exercise of his options. As of September 30, 1999, the balance of convertible debentures was $425,486.

On June 2, 1999, the Company was advised by one of the convertible debenture holders of a $100,000 note that the bimonthly principal payments were being waived and the paying of the bimonthly interest would continue.

For the year ended March 31, 1999 and the five months ended March 31, 1998, the Company amortized $84,587 and $46,134, respectively as a non-cash financing cost, for the convertible debentures which is classified as interest expense. For the six months ended September 30, 1999, the Company amortized $116,250 as a non-cash-cash financing cost which is also classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property. [See Note 4B]

In August 1997, the Company issued 2,050,000 common stock warrants at an exercise price of $.10 per share as part of a consulting agreement entered into, whose term ends August 1999. Deferred consulting costs of $100,000 resulting from this transaction were recorded at the fair market value of the services rendered and approximately $50,000 and $31,000 was expensed for the years ended March 31, 1999 and 1998, respectively.

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

In the June 1998 quarter, the Company's subsidiary received a total of $2,721,860 from related parties to be utilized by the Company to pay a major supplier of the Company for toy purchases. Subsequently, the related parties were successful in receiving credits of $743,935 from the toy supplier. These credits were applied by the related parties to the monies owed by the Company for the purchases of toys. During the six month period ended September 30, 1999, the Company borrowed from the related parties $97,800 and repaid them $114,500 and borrowed $100,000 from another related party and repaid $97,000. During quarter ended September 30, 1999, the Company advanced a total of $62,000 to two other related parties. The net outstanding obligations owed the related parties totaled $1,851,886 as of September 30, 1999. The Company negotiated and intended in July of 1999, to convert part of the balance of the related party payables totaling approximately $1,900,000 into shares of the Company's common stock. On August 5, 1999, the option to convert was canceled. [See Note 19A]

On July 15, 1998, the Company incorporated Galaxynet International, Inc. ["GalaxyNet"] in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet intended to develop and sell internet gaming software and intended to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wags from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 6,000,000 options to the Chief Executive Officer exercisable at $.10 in connection with this project. On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between and $3,000,000 and $10,000,000 with an enterprise who would be paid the sum of 15% of the aggregate proceeds and received finders options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share. The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently canceled the project and refunded the $250,000 to the investor and canceled all the project related options in November 1998. The Company incurred expenses on behalf of GalaxyNet for fiscal 1999 of approximately $30,000.

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

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. During the six month period ended September 30, 1999, all of shares were exercised for services rendered by the consulting firm and the cost incurred totaled $12,500.

The Company recorded deferred consulting cost of $33,000 for these 1999 consulting agreements and amortized $4,000 and $16,300 as consulting expense for the year ended March 31, 1999 and six months ended September 30, 1999, respectively

On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999, and amortized approximately $56,000 for the six months ended September 30, 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for the consideration for issuance of 3,000,000 shares of as a result of the options being exercised.

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

On July 13, 1999 the Company entered into a consulting agreement that will terminate on July 12, 2002 whereby consultant shall provide consulting advice concerning the marketing and sales of computers and computer related products in the United States. For such services, consultant received an option for 1,000,000 shares of common stock which will expire on July 12, 2002 at an exercise price of $.10 per share. The Company will pay consultant a one percent (1%) sale commission on net payments received by the Company for computer related products that are sold to certain club stores by the consultant. The agreement can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $20,000 in July of 1999 and amortized approximately $4,300 for the six months period ended September 30, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. These options were not exercised as of September 30, 1999. [See Note 19C]

On August 2, 1999, the Company engaged two consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 1,965,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on August 2, 2000. The Company recorded deferred consulting cost of approximately $60,500 and amortized approximately $9,800 for the six months period ended September 30, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. In August 1999, the Company received $62,000 in cash for the issuance of the 1,240,000 shares and $36,250 from the cancellation of a convertible debenture including unpaid interest for the consideration for issuance of 725,000 shares as a result of the options being exercised. [See note 7D]

NEW AUTHORITATIVE PRONOUNCEMENTS

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


YEAR 2000 ISSUE

The Company has attempted to evaluate the impact of the year 2000 issue on its business and does not expect the amounts to be expensed over the next 6 months to be material. No such costs have been expensed to date, since the Company utilizes an off the shelf software package.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the year ended March 31, 1999, there were three civil actions against the Company. One action is for alleged copyright infringement whereby the Company has entered into a settlement agreement in February of 1998 to pay $208,000 over twenty-four months, whereby the Company has made twenty of the required payments due as of September 30, 1999. The second action is for breach of service whereby the Company settled for two payments of $4,750 each, which were paid in July and August, 1999. The third action, the Company has challenged the alleged suit for copyright infringement.

ITEM 2.  CHANGES IN SECURITIES.

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. During the six month period ended September 30, 1999, all of the options were exercised for services rendered by the consulting firm and the cost incurred totaled $12,500.

On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999, and amortized approximately $56,000 for the six months ended September 30, 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for the consideration for issuance of 3,000,000 shares of as a result of the options being exercised.

On July 13, 1999 the Company entered into a consulting agreement that will terminate on July 12, 2002 whereby consultant shall provide consulting advice concerning the marketing and sales of computers and computer related products in the United States. For such services, consultant received an option for 1,000,000 shares of common stock which will expire on July 12, 2002 at an exercise price of $.10 per share. The Company will pay consultant a one percent (1%) sale commission on net payments received by the Company for computer related products that are sold to certain club stores by the consultant. The agreement can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $20,000 in July of 1999 and amortized approximately $4,300 for the six months period ended September 30, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. These options were not exercised as of September 30, 1999. [See Note 19C]

On August 2, 1999, the Company engaged two consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 1,965,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on August 2, 2000. The Company recorded deferred consulting cost of approximately $60,500 and amortized approximately $9,800 for the six months period ended September 30, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. In August 1999, the Company received $62,000 in cash for the issuance of the 1,240,000 shares and $36,250 from the cancellation of a convertible debenture including unpaid interest for the consideration for issuance of 725,000 shares as a result of the options being exercised. [See note 7D]

The Company believes that the transactions set forth above were exempt from registration with the Commission pursuant to either Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering,
Section 3(a)(9) of the Securities Act as a transaction involving an exchange by an issuer with existing security holders, or Regulation S under the Securities Act as a transaction that occurred outside the United States. No broker-dealer or underwriter was involved in the foregoing transactions. All certificates representing such securities have been or will be appropriately legended.

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

Dated:   Cerritos, California         DIAMOND ENTERTAINMENT CORPORATION
         November 15, 1999

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