Form 10QSB
period 1999-12-31
DIAMOND ENTERTAINMENT CORP
filed 2000-02-22
CIK 847420

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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


                    800 TUCKER LANE, WALNUT CALIFORNIA 91789
                    (Address of principal executive offices)

                                 (909) 839-1989
                (Issuer's telephone number, including area code)

                            -------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [ X  ]     NO   [    ]

As of February 11, 2000, there were 62,334,029 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  YES   [ ]   NO   [X]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1:  Financial Statements

     Balance Sheet as of December 31, 1999 [Unaudited]...................1...2

     Statements of Operations for the nine months ended
     December 31, 1999 and 1998 [Unaudited]..............................3

     Statements of Stockholders' Equity for the nine months ended
     December 31, 1999 [Unaudited].......................................4

     Statements of Cash Flows for nine months ended December 31, 1999 and 1998 [Unaudited]................................................5...7

     Notes to Financial Statements [Unaudited]...........................8...31

Item 2:  Management's Discussion and Analysis or Plan of Operations......32..42

PART II.  OTHER INFORMATION
--------  -----------------

Item 1:  Legal Proceedings...............................................43

Item 2:  Changes in Securities...........................................43...44

Item 3:  Defaults Upon Senior Securities.................................44

Item 4:  Submission of Matters to a Vote of Security Holders.............44

Item 5:  Other Information...............................................44

Item 6:  Exhibits and Reports on Form 8-K................................45

Signatures...............................................................46

ITEM 1:   FINANCIALS STATEMENTS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999 [UNAUDITED]
--------------------------------------------------------------

ASSETS:
CURRENT ASSETS:
   Cash                                                         $            31
   Accounts Receivable - Net                                            459,097
   Inventory                                                          1,280,802
   Prepaid Expenses                                                     170,928
                                                                ----------------

   TOTAL CURRENT ASSETS                                               1,910,858
                                                                ----------------

PROPERTY AND EQUIPMENT:
   Leasehold Improvements                                                34,759
   Furniture, Fixtures and Equipment                                  1,112,427
                                                                ----------------

   Total - At Cost                                                    1,147,186
   Less:  Accumulated Depreciation                                      827,501
                                                                ----------------

   PROPERTY AND EQUIPMENT - NET                                         319,685
                                                                ----------------

FILM MASTERS AND ARTWORK                                              3,894,969
   Less:  Accumulated Amortization                                    3,832,890
                                                                ----------------

   TOTAL FILM MASTERS AND ARTWORK - NET                                  62,079
                                                                ----------------

OTHER ASSETS:
   Investment in ATRE                                                    50,000
   Related Party Receivable                                              91,460
   Other Assets                                                          39,071
   Deferred Costs                                                            --
                                                                ----------------

   TOTAL OTHER ASSETS                                                   180,531
                                                                ----------------

   TOTAL ASSETS                                                 $     2,473,153
                                                                ================

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999 [UNAUDITED]
--------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]:
CURRENT LIABILITIES:
   Cash Overdraft                                               $       354,895
   Accounts Payable                                                     768,168
   Accounts Payable - Related Party [4C]                                302,320
   Notes Payable                                                        776,098
   Convertible Note - Related Party [4C]                                809,500
   Loan from Officer                                                     90,000
   Convertible Debentures - Net                                       1,276,875
   Lease Obligations Payable                                              6,244
   Accrued Expenses                                                     228,490
                                                                ----------------

   TOTAL CURRENT LIABILITIES                                          4,612,590
                                                                ----------------

LONG-TERM LIABILITIES:
   Lease Obligations Payable                                             47,819
   Notes Payable                                                         52,214
                                                                ----------------

   TOTAL LONG-TERM LIABILITIES                                          100,033
                                                                ----------------

   TOTAL LIABILITIES                                                  4,712,623
                                                                ----------------

COMMITMENTS AND CONTINGENCIES [5] [6]                                        --
                                                                ----------------

STOCKHOLDERS' EQUITY [DEFICIT]:
   Convertible Preferred Stock - No Par Value, 5,000,000
   Shares Authorized, 483,251 Issued [of which 172,923
   are held in Treasury]                                                376,593

   Common Stock - No Par Value, 100,000,000 Shares
     Authorized; 62,334,029 Shares Issued and Outstanding            12,387,723

   Additional Paid-in Capital                                          (768,581)

   Accumulated Deficit                                              (14,094,102)
                                                                ----------------

   Sub-Total                                                         (2,098,367)
   Less:   Treasury Stock [Preferred] - At Cost                         (48,803)
           Deferred Costs                                               (92,300)
                                                                ----------------

   TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                              (2,239,470)
                                                                ----------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]         $     2,473,153
                                                                ================

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
-------------------------------------------------
                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                            DECEMBER 31,                              DECEMBER 31,
                                                            ------------                              ------------
                                                        1999                1998                 1999                 1998
                                                  -----------------   -----------------    -----------------    -----------------
SALES - NET                                       $      1,521,926    $      1,593,878     $      3,195,037     $      3,671,185

COST OF SALES                                            1,345,255             751,987            2,505,669            2,159,797
                                                  -----------------   -----------------    -----------------    -----------------

   GROSS PROFIT                                            176,671             841,891              689,368            1,511,388
                                                  -----------------   -----------------    -----------------    -----------------

OPERATING EXPENSES:
  Selling Expenses                                         145,579             324,170              654,415              795,656
  General and Administrative Expense                       271,769             458,729              965,024            1,088,080
  Factoring Fees                                             7,401               9,589               15,940               68,005
  Bad Debt Expense                                         123,980              31,281              189,796               31,387
  Non- Cash Consulting and Compensation
      Expense                                               57,939                  --              343,530                   --
                                                  -----------------   -----------------    -----------------    -----------------

  TOTAL OPERATING EXPENSES                                 606,668             823,769            2,168,705            1,983,128
                                                  -----------------   -----------------    -----------------    -----------------

  OPERATING INCOME [LOSS]                                 (429,997)             18,122           (1,479,337)            (471,470)
                                                  -----------------   -----------------    -----------------    -----------------

OTHER EXPENSES [INCOME]:
  Interest Expense                                          40,020             149,151              230,780              331,401
  Interest Income - Related Party                             (137)                (60)                (248)                (913)
  Other Income                                                (670)           (139,817)              (8,262)            (152,832)
  Valuation Adjustment for ATRE [4B]                            --                  --                   --                   --
  Interest Expense - Non-Cash [7D]                          38,750                  --              155,000                   --
                                                  -----------------   -----------------    -----------------    -----------------
OTHER EXPENSES [INCOME] - NET                               77,963               9,274              377,270              177,656
                                                  -----------------   -----------------    -----------------    -----------------

NET INCOME [LOSS] BEFORE
  EXTRAORDINARY INCOME                                    (507,960)              8,848           (1,856,607)            (649,396)
                                                  -----------------   -----------------    -----------------    -----------------

EXTRAORDINARY INCOME                                            --                  --                   --              (66,000)
                                                  -----------------   -----------------    -----------------    -----------------

NET INCOME [LOSS]                                 $       (507,960)   $          8,848     $     (1,856,607)    $       (583,396)
                                                  =================   =================    =================    =================
NET INCOME [LOSS] PER SHARE BEFORE
    EXTRAORDINARY INCOME                          $           (.01)   $             --     $           (.03)    $           (.02)
                                                  =================   =================    =================    =================

NET INCOME [LOSS] PER SHARE                       $           (.01)   $             --     $           (.03)    $           (.02)
                                                  =================   =================    =================    =================

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                         57,959,029          32,766,009           57,231,529           29,258,695
                                                  =================   =================    =================    =================


                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT] [UNAUDITED]
---------------------------------------------------------------------
                                                   CONVERTIBLE
                                                 PREFERRED STOCK          COMMON STOCK           ADDITIONAL    RETAINED
                                                ------------------     -----------------------   ----------    --------
                                               NUMBER OF               NUMBER OF                  PAID-IN      EARNINGS
                                               ---------               ---------                  -------      --------
                                                SHARES     AMOUNT       SHARES       AMOUNT       CAPITAL      [DEFICIT]
                                                ------     ------       ------       ------       -------       -------

   BALANCE - APRIL 1, 1999                     483,251    $ 376,593   50,619,029  $ 11,801,973  $(1,156,231)  $(12,237,495)

Options Issued for 6,000,000 shares
  to Consultants In April, 1999 [5F, 13I]           --           --           --            --      120,000             --

Option issued for 1,000,000 to Consultant
  In July, 1999 [5H, 13I]                                                                            20,000

Options issued for 1,965,000 to Consultants
  In August 1999 [5F, 13I]                                                                           67,650

Consulting Expense [5D, 5F]                         --           --           --            --           --             --

Exercise of Options and Warrants [5F, 13G, 13I]     --           --    8,215,000       410,750           --             --

Convertible Debt Converted December 1999 [7D]                          3,500,000       175,000

Options Issued to two Officers for 4,500,000 shares
  for securing financing, obtaining conversion of
  debentures to equity, and securing new customer
  contracts [13J]                                   --           --           --            --      180,000             --

Net [Loss] for nine months ended
   December 31, 1999                                --           --           --            --           --     (1,856,607)
                                            ----------    ---------  -----------  ------------  ------------  -------------

   BALANCE - DECEMBER 31, 1999                 483,251    $ 376,593   62,334,029  $ 12,387,723  $  (768,581)  $(14,094,102)
                                            ==========    =========  ===========  ============  ============  =============


                                                    TREASURY                   TOTAL
                                                     STOCK                  STOCKHOLDERS'
                                                     -----                  -------------
                                                   [PREFERRED]    DEFERRED      EQUITY
                                                    ---------     --------      ------
                                                     AT COST        COSTS      [DEFICIT]
                                                     -------        -----       -------

   BALANCE - APRIL 1, 1999                         $ (48,803)   $ (48,180) $ (1,312,143)

Options Issued for 6,000,000 shares
  to Consultants In April, 1999 [5F, 13I]                 --     (120,000)           --

Option issued for 1,000,000 to Consultant
  In July, 1999 [5H, 13I]                                         (20,000)

Options issued for 1,965,000 to Consultants
  In August 1999 [5F, 13I]                                        (67,650)

Consulting Expense [5D, 5F]                               --      163,530       163,530

Exercise of Options and Warrants [5F, 13G, 13I]           --           --       410,750

Convertible Debt Converted December 1999 [7D]                                   175,000

Options Issued to two Officers for 4,500,000 share                                             s
  for securing financing, obtaining conversion of
  debentures to equity, and securing new customer
  contracts [13J]                                         --           --       180,000

Net [Loss] for nine months ended
   December 31, 1999                                      --           --    (1,856,607)
                                                   ----------   ---------- -------------

   BALANCE - DECEMBER 31, 1999                     $ (48,803)   $ (92,300) $ (2,239,470)
                                                   ==========   ========== =============

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.


DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
-------------------------------------------------
                                                                       NINE MONTHS ENDED
                                                                       -----------------
                                                                          DECEMBER 31,
                                                                          ------------
                                                                    1999                 1998
                                                               ---------------      ---------------
NET CASH - OPERATING ACTIVITIES :                              $      514,047       $   (1,810,931)
                                                               ---------------      ---------------

INVESTING ACTIVITIES:
  Advances to ATRE                                                         --              (28,946)
  Repayments by ATRE                                                  159,400              617,719
  Payment of Officers' Loans Receivable                                    --             (215,027)
  Repayments of Officers' Loan Receivable                                  --              214,450
  Payment of Employee Loans Receivable                                     --                   --
  Capital Expenditures                                                (50,948)            (110,837)
  Masters and Artwork                                                 (33,369)             (59,686)
  Proceeds from Notes Receivable                                           --                   --
                                                               ---------------      ---------------

NET CASH - INVESTING ACTIVITIES                                        75,083       $      417,673
                                                               ---------------      ---------------

FINANCING ACTIVITIES:
  Proceeds from Notes Payable                                       3,046,016            8,569,448
  Payments of Related Party Loan                                     (211,500)                  --
  Payments of Notes Payable                                        (4,006,631)          (6,991,993)
  Payments of Lease Payable                                           (17,831)             (24,955)
  Cash Overdraft                                                     (354,895)            (184,672)
  Exercise of Options and Warrants                                    585,750               20,000
  Proceeds from Officer's Loan                                         90,000                   --
  Proceeds  from Related Parties                                      233,118                   --
  Advances to Related Parties                                          (1,200)                  --
                                                               ---------------      ---------------
NET CASH - FINANCING ACTIVITIES                                      (637,173)           1,387,828
                                                               ---------------      ---------------

NET DECREASE IN CASH                                                  (48,043)              (5,430)

CASH - BEGINNING OF PERIODS                                            48,074                5,530
                                                               ---------------      ---------------

                                                               $           31       $          100
CASH - END OF PERIODS                                          ===============      ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid during the periods for:
          Interest                                             $      230,780       $      331,401
          Income Taxes                                         $           --       $           --

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

                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
-------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
[CONTINUED]:

  The Company negotiated and intended in July of 1999 to convert certain related party payables totaling approximately $1,900,000 into shares of the Company's common stock. On August 5, 1999, the option to convert was canceled. During the quarter ended December 31, 1999, Board of Directors of the Company authorized the conversion of approximately $1,880,725 in related parties payables into one year 7% Convertible Promissory Notes of $1,071,225 and $809,500 each, both due on September 1, 2000. The terms of the new convertible notes, allow the Company to make partial principal and interest payments from time to time and the holders of the convertible notes have the option to request such payments of the indebtedness evidenced by the notes in either in the lawful money of the United States or in an equivalent value consisting of the Company's common stock, the number of shares, to determined by dividing the payment amount by the average twenty day bid price for the Company's common stock during the twenty trading days prior to the date of such payment date. Also, during the quarter ended December 31, 1999, the related party to which $1,071,225 in related parties payable was owed by the Company, transacted a change in ownership its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party. Therefore, for the quarter ended December 31, 1999, the Company's new convertible promissory note of $1,071,225 has been reclassified on the Company's balance sheet as a convertible note owed to a non related party by the Company. [4C]

  On August 2, 1999, the Company entered into two consulting agreements that will terminate on August 2, 2000, whereby the consultants received options totaling 1,965,000 shares of common stock expiring on August 2, 2000. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting costs of approximately $60,500 in August of 1999 [5F].

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

Depreciation expense for the nine months ended December 31, 1999 and 1998 is $69,788 and $75,470 respectively.

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

Amortization expense for the nine months ended December 31, 1999 and 1998 is $173,114 and $90,381, respectively.

ADVERTISING COSTS - Advertising cost are expensed as incurred. Advertising costs of $34,146 and $47,789 were expensed for the nine months ended December 31, 1999 and 1998, respectively.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

BAD DEBTS - An allowance for doubtful accounts is computed based on a review of each individual account receivable and its respective collectibility. The allowance for doubtful accounts is approximately $273,380 at December 31, 1999.

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

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no deposits as of December 31, 1999, with financial institutions subject to a credit risk beyond the insured amount.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[2] ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1999 net of allowance for doubtful accounts were approximately $459,097. Substantially all of the accounts receivable at December 31, 1999, have been pledged as collateral for the line of credit [See
Note 7A].

[3] INVENTORY

Inventory as of December 31, 1999 consists of:

Raw Materials                                                 $   514,333
Finished Goods                                                    842,855
                                                              ------------

Total                                                           1,357,188
Allowance                                                         (76,386)
                                                              ------------

   NET INVENTORY                                              $ 1,280,802
   -------------                                              ============

An allowance has been established for the inventory of approximately $76,386. This reserve is primarily for the anticipated reductions in selling prices which are lower than the carrying value for inventory which has been (a) restricted to specified distribution territories as a result of settlements in the last quarter of fiscal 1999 and (b) a rise in certain inventory which may have past the peak selling season.

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

The Company as of September 30, 1999, has a receivable of $10,800 from an entity, in which the President of the Company is a major stockholder. This receivable represented rent due for space at the Company utilized by the entity. Monthly rental income from this entity is $800. At December 31, 1999, the receivable balance was zero.

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

[4B] AMERICAN TOP REAL ESTATE ["ATRE"] [CONTINUED] - The Company also received approximately $600,000 from ATRE during the period April 1, 1998 through March 31, 1999. At March 31, 1998, ATRE had binding sales contracts for the remaining parcels of commercial real estate owned by ATRE as these parcels of land were under development. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to list and sell the remaining parcels. ATRE continues to list these properties.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

On June 2, 1999, ATRE entered into a sale agreement for approximately $600,000 and in September 1999, entered into a sales agreement for remaining acres of the larger parcel for approximately $550,000. The ability of the agreements to close or for the Company to realize as of December 31, 1999, 50% of the net proceeds to the Company, however, are uncertain and is subject to certain contingencies. Therefore, the Company has not recorded a receivable for these contracts.

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

During the quarter ended December 31, 1999, Board of Directors of the Company authorized the conversion of approximately $1,880,725 in related parties payables into one year 7% Convertible Promissory Notes of $1,071,225 and $809,500 each, both due on September 1, 2000. The terms of the new convertible notes, allow the Company to make partial principal and interest payments from time to time and the holders of the convertible notes have the option to request such payments of the indebtedness evidenced by the notes in either in the lawful money of the United States or in an equivalent value consisting of the Company's common stock, the number of shares, to determined by dividing the payment amount by the average twenty day bid price for the Company's common stock during the twenty trading days prior to the date of such payment date.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[4C] RELATED PARTIES PAYABLES [CONTINUED] - Also, during the quarter ended December 31, 1999, the related party to which $1,071,225 in related parties payable was owed by the Company, transacted a change in ownership its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party. Therefore, for the quarter ended December 31, 1999, the Company's new convertible promissory note of $1,071,225 has been reclassified on the Company's balance sheet to a non-related convertible note owed by the Company.

During the nine month period ended December 31, 1999, the Company borrowed from the related parties approximately $454,000 and repaid them approximately $274,000. The net outstanding obligations owed to the related parties totaled $302,320 as of December 31, 1999.

[4D] LOAN FROM OFFICER

In June of 1999, the Company received a loan in the amount of $90,000 from an officer of the Company which is payable upon demand and as of December 31, 1999, this amount is outstanding. In October 1999, the Company received a loan in the amount of $124,100 from the Chief Executive Officer which is payable upon demand and the balance of this loan was $85,408 as of December 31, 1999.

[5] COMMITMENTS

[A] ROYALTY COMMITMENTS - The Company has entered into various royalty agreements for licensing of titles for terms of one to seven years. Certain agreements include minimum guaranteed payments. For the nine months ended December 31, 1999 and 1998, royalty expense was $54,126 and, $94,348, respectively, pursuant to these agreements.

[B] VIDEO AGREEMENTS - The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

[C] ACCOUNTS PAYABLE - The Company is currently delinquent on a significant amount of its accounts payable.

[D] EMPLOYMENT AGREEMENTS - In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The common stock can be purchased in installment payments with a five year promissory note with interest at 6% per annum. As of December 31, 1999, the officers did not purchase these shares.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

[D] EMPLOYMENT AGREEMENTS [CONTINUED] - In September 1997, the Company entered into employment agreements with nine employees holding key positions. The agreements provide for an aggregate of 550,000 shares of common stock with a fair value of $11,000 for past services, warrants for 550,000 shares with an exercise price of $.10 per share and semi-monthly compensation of approximately $14,000. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price. These warrants were not exercised as of December 31, 1999.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

[F] FINANCIAL CONSULTANT COMMITMENTS [CONTINUED] - The Company filed a Form S-8 on August 24,1999 for these shares of common stock. This option was not exercised as of December 31, 1999.

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

The Company recorded deferred consulting cost of $24,000 and amortized approximately $3,000 for the year ended March 31, 1999 and approximately $17,000 for the nine months ended December 31, 1999. These options were exercised in February of 1999 for proceeds to the Company of $275,000. The Company filed a Form S-8 in February of 1999 for these shares of common stock.

In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. The Company recorded deferred consulting costs of approximately $9,000 and amortized approximately $1,000 for the year ended March 31, 1999 and approximately $7,000 for the nine months ended December 31, 1999. These options were not exercised as of March 31, 1999. The Company filed a Form S-8 in February of 1999 for these shares of common stock. During the nine month period ended September 30, 1999, all of shares were exercised for services rendered by the consulting firm and the cost incurred totaled $12,500.

On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each of which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999, and amortized approximately $86,000 for the nine months ended December 31, 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[5] COMMITMENTS [CONTINUED]

[F] FINANCIAL CONSULTANT COMMITMENTS [CONTINUED] - On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for the consideration for issuance of 3,000,000 shares of as a result of the options being exercised.

On August 2, 1999, the Company engaged two consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 1,965,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on August 2, 2000. The Company recorded deferred consulting cost of approximately $67,700 and amortized approximately $24,700 for the nine months period ended December 31, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. In August 1999, the Company received $62,000 in cash for the issuance of the 1,240,000 shares and $36,250 from the cancellation of a convertible debenture including unpaid interest for the consideration for issuance of 725,000 shares as a result of the options being exercised.

[G] EXCLUSIVE DISTRIBUTION AGREEMENT - In April of 1998, the Company entered into an agreement with S4C Corporation for the exclusive rights to distribute a home video tape through December 31, 2003 with total advance payments aggregating a total commitment of approximately $100,000 and additional royalties due as a percentage of wholesale prices. The Company paid royalty advances of $84,300 for the year ended March 31, 1999, whereby $39,745 and has been earned and expensed. For the nine months ended December 31, 1999, the Company paid additional royalty advances of $19,803.

[H] MARKETING AND SALES CONSULTANT COMMITMENT - On July 13, 1999 the Company entered into a consulting agreement that will terminate on July 12, 2002 whereby consultant shall provide consulting advice concerning the marketing and sales of computers and computer related products in the United States. For such services, consultant received an option for 1,000,000 shares of common stock which will expire on July 12, 2002 at an exercise price of $.10 per share. The Company will pay consultant a one percent (1%) sale commission on net payments received by the Company for computer related products that are sold to certain club stores by the consultant. The agreement can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $20,000 in July of 1999 and amortized approximately $9,000 for the nine months period ended December 31, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. The Company planned to market and sell personal computers and computer related products during the second half of fiscal year 2000. The Company was advised in November 1999, that another company recently acquired the Company's supplier for its computer products. This change in ownership will preclude the Company from purchasing this line of product from this supplier. Accordingly, the Company has no current plans to distribute and sell these computer products. These options were not exercised as of December 31, 1999.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

March 31,
---------
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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[7] DEBT OBLIGATIONS

Notes payable consist of the following:
                                                                 December 31, 1 9 9 9
                                    --------------------------------------------------------------------
   Type of Loan                          Amount          Current      Long-Term       Rate      Due Date
   ------------                          ------          -------      ---------       ----      --------

Installment Loan (B)                $          --   $          --    $        --       10%   11/14/99
Notes Payable (C)                              --              --             --        8%
Lines of Credit (A)                       724,311        724,311              --   Various Revolving Line of
                                                                                      credit
Convertible Debenture (D)               2,086,375       2,086,375             --       10%   4/30/00
Acquired Debt                              40,000          40,000             --             Demand
Loan Payable (E)                               --              --             --       10%
Loan Payable (F)                           14,001           1,787         12,214     9.75%
Notes Payable (G)                          50,000          50,000             --             12/10/99
                                    -------------   -------------    -----------

   TOTALS                           $   2,914,687   $   2,902,473    $    12,214
   ------                           =============   =============    ===========

[A] LINES OF CREDIT - On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 financing arrangement. This arrangement is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.18% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest for the year ended March 31, 1999 was approximately $340,000. Interest for the nine months ended December 31, 1999 was approximately $168,106.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[7] DEBT OBLIGATIONS [CONTINUED]

[D] CONVERTIBLE DEBENTURES PAYABLE [CONTINUED] - In no event could the conversion price be less than $.20 per share or more than $.75 per share. In conjunction with the debentures, the Company granted 1,000,000 warrants exercisable at $.25 per share to two consultants. Warrants for 46,000 shares were exercised for $11,500 during the year ended March 31, 1997. The Company recorded a financing expense of $25,000 for the fair value of the warrants granted. The fair value of the warrants was determined based upon the fair value of services received by the Company in May and June of 1996.

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

In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. During the quarter ended December of 1999, the Company converted the $175,000 extension bonus into 3,500,000 shares of common stock. The Company amortized $20,000 and $155,000 of the extension bonus as a financing expense for the year ended March 31, 1999 and the nine month period ending December 31, 1999, respectively. In March of 1999, the Company received a total of $300,000 from an officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. In May 1999, $150,000 from the cancellation of the obligations was utilized to purchase 3,000,000 shares issued upon exercise of certain options. [See 13I]

In April and June of 1999, the Company received $50,000 from an investor and $100,000 from an officer and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[7] DEBT OBLIGATIONS [CONTINUED]

[D] CONVERTIBLE DEBENTURES PAYABLE [CONTINUED] - In August 1999, $36,250 from the cancellation of the obligations owed to the investor for principal and interest was utilized to purchase 725,000 shares issued upon exercise of his options.

On June 2, 1999, the Company was advised by one of the convertible debenture holders of a $100,000 note that the bimonthly principal payments were being waived and the paying of the bimonthly interest would continue.

For the year ended March 31, 1999 and the five months ended March 31, 1998, the Company amortized $84,587 and $46,134, respectively as a non-cash financing cost, for the convertible debentures which is classified as interest expense. For the nine months ended December 31, 1999, the Company amortized $155,000 as a non-cash-cash financing cost which is also classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property [See Note 4B].

During the quarter ended December 31, 1999, Board of Directors of the Company authorized the conversion of approximately $1,880,725 in related parties payables into one year 7% Convertible Promissory Notes of $1,071,225 and $809,500 each, both due on September 1, 2000. The terms of the new convertible notes, allow the Company to make partial principal and interest payments from time to time and the holders of the convertible notes have the option to request such payments of the indebtedness evidenced by the notes in either in the lawful money of the United States or in an equivalent value consisting of the Company's common stock, the number of shares, to determined by dividing the payment amount by the average twenty day bid price for the Company's common stock during the twenty trading days prior to the date of such payment date. Also, during the quarter ended December 31, 1999, the related party to which $1,071,225 in related parties payable was owed by the Company, transacted a change in ownership its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party. Therefore, for the quarter ended December 31, 1999, the Company's new convertible promissory note of $1,071,225 has been reclassified on the Company's balance sheet to a non-related convertible note owed by the Company.

As of December 31, 1999, the balance of convertible debentures was $2,086,375.

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

[G] NOTE PAYABLE - In March of 1999, the Company received a promissory note for $217,094 with ten monthly installments of principal and interest of $23,333 each commencing March 9, 1999. As of December 31 1999, the Company owed $50,000 principal on this obligation. This note is guaranteed by the President of the Company and is subordinated to the line of credit.

[8] CAPITAL LEASES

The Company is the lessee of equipment under capital leases expiring in various years through 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[8] CAPITAL LEASES [CONTINUED]

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
   -----                                             ==============

Minimum future lease payments under capital leases as of March 31, 1999 for each of the next five years and in the aggregate are:

Year Ending
-----------
 March 31,
 ---------
   2000                                                           $      34,960
   2001                                                                  34,960
   2002                                                                  20,179
   2003                                                                      --
   2004                                                                      --
                                                                  -------------
   Total Minimum Lease Payments                                          90,099
   Less:  Amount Representing Interest                                   18,205
                                                                  -------------
   PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS                    $      71,894
   -------------------------------------------                    =============

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
       -----                                         ==============

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[10] CAPITAL STOCK [CONTINUED]

[C] CONVERSION OF DEBENTURES PAYABLE [CONTINUED] - In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. During the quarter ended December of 1999, the Company converted the $175,000 extension bonus into 3,500,000 shares of common stock. The Company amortized $20,000 and $155,000 of the extension bonus as a financing expense for the year ended March 31, 1999 and the nine month period ending December 31, 1999, respectively.

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

As of December 31, 1999, the balance of convertible debentures was $2,130,755.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[10] CAPITAL STOCK [CONTINUED]

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

[12] MAJOR SUPPLIER

For the nine months ended December 31, 1999 and 1998, the Company had purchases from two suppliers that amounted to approximately $319,000 or 60% and $701,000 or 55% of net purchases, respectively.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[D] OFFICERS' COMPENSATION - FISCAL 1998 - The common shares granted vested during fiscal 1997 and the warrants were exercisable until March 31, 1999. In March of 1999, the Company extended the term until August 24, 2002. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $25,000 and $50,000 in the years ended March 31, 1999 and 1998, respectively. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price. These warrants were not exercised.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[H] CONSULTANT AGREEMENTS - FISCAL 1999 [CONTINUED] - The consultants received options to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. These options were exercised in February of 1999 for proceeds to the Company of $275,000.

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

The Company recorded deferred consulting cost of $33,000 for these 1999 consulting agreements and amortized $4,000 and $24,400 as consulting expense for the year ended March 31, 1999 and nine months ended December 31, 1999, respectively

[I] CONSULTING AGREEMENTS - FISCAL 2000 - On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999, and amortized approximately $86,000 for the nine months ended December 31, 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for the consideration for issuance of 3,000,000 shares as a result of the options being exercised. [See Note 7D]

On July 13, 1999 the Company entered into a consulting agreement that will terminate on July 12, 2002 whereby a consultant shall provide consulting advice concerning the marketing and sales of computers and computer related products in the United States. For such services, consultant received an option for 1,000,000 shares of common stock which will expire on July 12, 2002 at an exercise price of $.10 per share. The Company will pay consultant a one percent (1%) sale commission on net payments received by the Company for computer related products that are sold to certain club stores by the consultant. The agreement can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $20,000 in July of 1999 and amortized approximately $9,300 for the nine months period ended December 31, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. These options were not exercised as of December 31, 1999.

On August 2, 1999, the Company engaged two consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 1,965,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on August 2, 2000. The Company recorded deferred consulting cost of approximately $67,700 and amortized approximately $24,700 for the nine months period ended December 31, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. These options were exercised in August 1999.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[I] CONSULTING AGREEMENTS - FISCAL 2000 [CONTINUED] - In August 1999, the Company received $62,000 in cash for the issuance of the 1,240,000 shares and $36,250 from the cancellation of a convertible debenture including unpaid interest for the consideration for issuance of 725,000 shares as a result of the options being exercised.
[See note 7D]

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

A summary of the activity under the plan is as follows:

                                                                                        Weighted      Weighted
                                                                                       --------      --------
                                                                                        Average       Average
                                                                                        -------       -------
                                             Officers and     Consultants               Exercise      Remaining
                                             ------------     -----------               --------      ---------
                                               Employees      Contractual
                                               ---------      -----------
                                                                             Shares        Price       Life
                                                                             ------        -----       ----
OUTSTANDING - MARCH 31, 1997                  1,000,000      2,000,000     3,000,000   $  .15
----------------------------
Granted                                       4,550,000      2,050,000     6,600,000      .08
Exercised                                            --        (46,000)      (46,000)    (.08)
Forfeited/Expired                                    --             --            --       --
                                            ------------  -------------  ------------

   OUTSTANDING - MARCH 31, 1998               5,550,000      4,004,000     9,554,000      .12
   ----------------------------

Granted                                       6,000,000      4,950,000    10,950,000      .07
Exercised                                            --     (6,500,000)   (6,500,000)     .08
Forfeited/Expired                                    --             --            --       --
                                            ------------  -------------  ------------

   OUTSTANDING - MARCH 31, 1999              11,550,000      2,454,000    14,004,000
   ----------------------------             ============  =============  ============

Granted [13I and 13J]                         4,500,000      8,965,000    13,465,000      .06
Exercised [13H and 13I]                              --     (8,215,000)   (8,215,000)     .05
Forfeited/Expired                                    --             --            --
                                            ------------  -------------  ------------


OUTSTANDING - DECEMBER 31, 1999              16,050,000      3,204,000    19,254,000
-------------------------------             ============  =============  ============

   EXERCISABLE - DECEMBER 31, 1999           12,050,000      3,204,000    15,254,000   $  .08          4 Years
   --------------------------------         ============  =============  ============  =======         =======

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[13] STOCK OPTIONS AND WARRANTS [CONTINUED]

[K] SUMMARY [CONTINUED] - Weighted average fair value of options granted during fiscal 1999, 1998 and the nine months ended December 31, 1999 was $.10, $.12, and $.06, respectively.

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

The following is the average of the data used for the following items.

         Risk-Free                               Expected        Expected
         ---------                               --------        --------
       Interest Rate       Expected Life        Volatility       Dividends
       -------------       -------------        ----------       ---------

              6               2.5 Years            144%            None

[14] LITIGATION

The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the year ended March 31, 1999, there were three civil actions against the Company. One action is for alleged copyright infringement whereby the Company has entered into a settlement agreement in February of 1998 to pay $208,000 over twenty-four months, whereby the Company has made twenty three of the required payments due as of December 31, 1999. The second action is for breach of service whereby the Company settled for two payments of $4,750 each, which were paid in July and August, 1999. The third action, the Company has challenged the alleged suit for copyright infringement.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

The Company's plans to mitigate the effects of the uncertainties are (i) to create new products with better gross profits to include DVD products, whose market is rapidly expanding, (ii) to continue to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes, (iii) to convert debt to equity and (iv) to continue to negotiate with major vendors for discounts.

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

[16] MAJOR CUSTOMERS

For the nine months ended December 31, 1999 and 1998, the Company had net sales to six customers of approximately $1,872,426 or 59% and to seven customers of approximately $2,,089,895 or 57%, respectively.

[17] SEGMENT INFORMATION

The following information is presented as a result of the Company adopting SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

At December 31, 1999, the Company offers different products which are evaluated separately in assessing performance and allocating resources. These products have been reflected as two reportable segments, video products and general merchandise.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[17] SEGMENT INFORMATION [CONTINUED]

VIDEO PROGRAMS AND OTHER LICENSED PRODUCTS [CONTINUED] -The Company derived minimal revenues from the sale of Cine Chrome products in fiscal 1999 and for the nine months ended December 31, 1999.

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

                                                              Nine months ended December 31, 1999
                                                     ---------------------------------------------------
                                                             Video
                                                          Programs
                                                         And Other
                                                          Licensed            General
                                                          Products        Merchandise       Consolidated
                                                          --------        -----------       ------------
Revenues                                                 2,956,179        $  238,858        $ 3,195,037
Operating [Loss]                                        (1,143,530)         (335,807)        (1,479,337)
Interest Expense                                           224,593             6,187            230,780
Interest [Income] Expense                                   (8,310)               48             (8,262)
Depreciation and Amortization - Fixed Assets                61,022             8,766             69,788
Amortization Masters and Artwork                           173,114                --            173,114
Capital Expenditures                                        16,189                --             16,189
Masters and Artwork - Expenditures                          23,369                --             23,369
Total Assets                                             1,787,204           685,949          2,473,153

[18] FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1999, financial instruments include cash, accounts receivable, accounts payable, loans to and from related parties and debt. The fair values of cash, accounts receivable, accounts payable and loans to and from related parties approximates carrying value because of the short-term nature of these instruments. The fair value of debt approximates carrying value since the interest rates approximates the Company's cost of capital.

[19] SUBSEQUENT EVENTS

[A] CHANGE IN COMPANY'S CERTIFYING ACCOUNTANT - On January 14, 2000, the Company's independent public accountants, Moore Stephens, P.C., terminated its client-auditor relationship with the Company. On January 18, 2000, the Company's Board of Directors approved the engagement of Merdinger, Fruchter, Rosen & Corso, P.C. to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending March 31, 2000, replacing the firm of Moore Stephens, P.C.

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

[19] SUBSEQUENT EVENTS [CONTINUED]

[B] CHANGE OF ADDRESS - On January 31, 2000, the Company completed the move of its principal executive offices, including all of its other operations, from its former address located at 16200 Carmenita Road, California 90703 to its new location at 800 Tucker Lane, Walnut, California 91789.

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

DIAMOND ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------

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

* Additional interpretations will address how to measure compensation expense when a new measurement date is required.



                           . . . . . . . . . . . . . .

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------  --------------------------------------------------------


NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1998:

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 199 AND, FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 1999 AND SEPTEMBER 30, 1999.

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

RESULTS OF OPERATIONS

The Company's net loss for the nine months ended December 31, 1999 was approximately $1,857,000 as compared to a net loss of approximately $583,396 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $1,479,000.

The Company's operating loss for the nine months ended December 31, 1999 was approximately $1,479,000 as compared to an operating loss of approximately $471,000 for the same period last year. The Company's operating loss arose primarily from an increased operating expenses of approximately $186,000 and decreased gross profit of approximately $822,000.

The Company's sales for the nine months ended December 31, 1999 and 1998, were $3,195,037 and $3,671,185, respectively. The Company's sales decreased by approximately $476,148 from the same period a year earlier with decreased video product sales and toy sales of approximately $336,000 and $140,000. The lower video product sales when compared to the same period a year earlier were primarily the result of the Company experiencing selling and marketing difficulties, including a temporary reduction in sales orders from principal customers. The Company intends on marketing furniture in the fourth quarter of fiscal 2000, although there can be no assurances that the company will be successful in such efforts. Sales of the Company's products are generally seasonal which normally results in increased sales starting in the third quarter of the fiscal year, however the Company experienced lower than expected sales during the recent Christmas season.

Cost of sales for the nine months ended December 31, 1999 and 1998 were $2,505,669 and $2,159,797 or 78% and 59% of sales, respectively. The increase in cost of sales as a percent to sales was primarily the result of selling toy products with lower margins coupled the cost associated with the write-down of video related inventory.

Gross profit for the nine months ended December 31, 1999 and 1998 were approximately $689,368 and $1,511,388, or 22% and 41% of sales, respectively. The decrease percentage for gross profit as a percent to sales was primarily due to sale of lower margin toy products and the write-down of the Company's inventory.

Operating expenses for the nine months ended December 31, 1999 and 1998 were approximately $2,168,705 and $1,983,128, respectively. This increase in operating expenses of approximately $186,000 was the result of the Company's higher expense levels in bad debt expense of approximately $158,000, and non-cash consulting and compensation of approximately $344,000 offset by lower levels in selling expense, general administrative expenses and factoring fees of approximately $316,000. Decrease general administrative expenses of approximately $123,000 were primarily the result of lower expense levels of wages and other taxes. Selling expenses decreased by approximately $141,000 primarily the result of lower legal settlement expense. Factoring fees were lower by approximately $52,000 the result of lower levels of borrowing. The increase of approximately $344,000 in non-cash consulting and compensation was the result of non-cash expenses associated with the issuance of stock options issued by the Company.

Bad debt expense for the nine months ended December 31, 1999 and 1998 were $189,796 and $31,387, respectively.

Interest expense for the nine months ended December 31, 1999 and 1998 were $230,780 and $331,401 respectively. The decrease in interest expense of approximately $101,000 was the result lower borrowings. As of December 31, 1999, the outstanding debt of the Company was approximately $2,914,687 primarily all of which is classified as current. Interest income for the nine months ended December 31, 1999 and 1998 were $248 and $913 respectively. The lower accounts receivable from ATRE at December 31, 1999, resulted in lower accrued interest income for the nine months ended December 31,1999 when compared to the same period a year earlier.

The Company's auditors issued a going concern report for the year ended March 31, 1999. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1998:

RESULTS OF OPERATIONS

The Company's net loss for the three months ended December 31, 1999 was approximately $508,000 as compared to a net income of approximately $9,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $430,000.

The Company's operating loss for the three months ended December 31, 1999 was approximately $430,000 as compared to an operating income of approximately $18,000 for the same period last year. The Company's operating loss arose primarily from a decrease gross profit of approximately $665,000 offset by lower operating expenses of approximately $216,000.

The Company's sales for the three months ended December 31, 1999 and 1998, were $1,521,926 and $1,593,878, respectively. The Company's sales decreased by approximately $72,000 from the same period a year earlier with increased video product sales of approximately $98,000 and decrease toy sales of approximately $170,000 The lower toy sales when compared to the same period a year earlier was attributable primarily to the Company experiencing selling and marketing difficulties. The Company intends on marketing furniture in the forth quarter of fiscal 2000, although there can be no assurances that the company will be successful in such efforts. Sales of the Company's products are generally seasonal.

Cost of sales for the three months ended December 31, 1999 and 1998 were $1,345,255 and $751,987 or 88% and 47% of sales, respectively. The increase in cost of sales as a percent to sales was primarily the result selling toy products with lower margins and booking lower margin video duplication business and the cost associated with the write down of the Company's inventory.

Gross profit for the three months ended December 31, 1999 and 1998 were approximately $177,000 and $842,000 or 12% and 53% of sales, respectively. The decrease percentage for gross profit as a percent to sales was primarily due to sale of lower margin toy products, booking of lower margin video duplication business and the cost associated with the write down of the Company's inventory.

Operating expenses for the three months ended December 31, 1999 and 1998 were approximately $607,000 and $824,000, respectively. This decrease in operating expenses of approximately $217,000 was the result of the Company's lower expense levels in selling, general and administrative and factoring fees of approximately $368,000, offset by higher bad debt expenses and non-cash consulting and compensation expense totaling approximately $151,000. Decreased selling expenses of approximately $179,000 were primarily the result of lower salaries, royalty and commission expenses. The decrease of approximately $187,000 in general and administration was the primarily of lower salaries, license and permits, consulting and payroll tax expenses. The increase of approximately $58,000 in non-cash consulting and compensation was the result of non-cash expenses associated with the issuance of stock options issued by the Company. The Company realized an increase in bad debt expenses of approximately $93,000 when compared to the same period a year earlier.

Bad debt expense for the three months ended December 31, 1999 and 1998 were $123,980 and $31,281, respectively.

Interest expense for the three months ended December 31, 1999 and 1998 were $40,020 and $149,151, respectively. The decrease in interest expense of approximately $109,000 was the result of lower levels of borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital [deficit] at December 31, 1999 was ($2,701,732) as compared with a working capital [deficit] of ($2,154,599) at March 31, 1999.

This increase in the working capital [deficit] of approximately $547,000 is primarily the result of the Company's net loss of approximately $1,856,607 and non-cash adjustments to net income.

OPERATIONS

For the nine months ended December 31, 1999, cash utilized for operations was approximately $1,810,931 as compared to cash from operations of $514,047 for the nine months ended December 31, 1998. The Company borrowed in June of 1998, approximately $2,700,000 in short term loans from related parties and the borrowings were used primarily to reduce the Company's accounts payable balance. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

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

In April of 1998, the Company entered into an agreement with S4C Corporation for the exclusive rights to distribute a home video tape through December 31, 2003 with total advance payments aggregating a total commitment of approximately $100,000 and additional royalties due as a percentage of wholesale prices. The Company paid royalty advances of $84,300 for the year ended March 31, 1999 whereby $39,745 has been earned and expensed. For the nine months ended December 31, 1999, the Company paid additional royalty advances of $15,700.

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

INVESTING

For the nine months ended December 31, 1999 and 1998, investments in masters and artwork were $33,369 and $59,686, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. During the quarter ended December of 1999, the Company converted the $175,000 extension bonus into 3,500,000 shares of common stock. The Company amortized $20,000 and $155,000 of the extension bonus as a financing expense for the year ended March 31, 1999 and the nine month period ending December 31, 1999, respectively. In March of 1999, the Company received a total of $300,000 from an officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. At March 31, 1999, the balance of convertible debentures was therefore $475,000. In May 1999, $150,000 from the cancellation of the obligations were utilized to purchase 3,000,000 shares issued upon exercise of certain options. [See note 13I]

In April and June of 1999, the Company received $50,000 from an investor and $100,000 from an officer and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share. In August 1999, $36,250 from the cancellation of the obligation owed to the investor for principal and interest was utilized to purchase 725,000 shares issued upon exercise of his options.

On June 2, 1999, the Company was advised by one of the convertible debenture holders of a $100,000 note that the bimonthly principal payments were being waived and the paying of the bimonthly interest would continue.

For the year ended March 31, 1999 and the five months ended March 31, 1998, the Company amortized $84,587 and $46,134, respectively as a non-cash financing cost, for the convertible debentures which is classified as interest expense. For the nine months ended December 31, 1999, the Company amortized $155,000 as a non-cash-cash financing cost which is also classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property. [See Note 4B]

In August 1997, the Company issued 2,050,000 common stock warrants at an exercise price of $.10 per share as part of a consulting agreement entered into, whose term ends August 1999. Deferred consulting costs of $100,000 resulting from this transaction were recorded at the fair market value of the services rendered and approximately $50,000 and $31,000 was expensed for the years ended March 31, 1999 and 1998, respectively.

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

During the quarter ended December 31, 1999, Board of Directors of the Company authorized the conversion of approximately $1,880,725 in related parties payables into one year 7% Convertible Promissory Notes of $1,071,225 and $809,500 each, both due on September 1, 2000. The terms of the new convertible notes, allow the Company to make partial principal and interest payments from time to time and the holders of the convertible notes have the option to request such payments of the indebtedness evidenced by the notes in either in the lawful money of the United States or in an equivalent value consisting of the Company's common stock, the number of shares, to determined by dividing the payment amount by the average twenty day bid price for the Company's common stock during the twenty trading days prior to the date of such payment date. Also, during the quarter ended December 31, 1999, the related party to which $1,071,225 in related parties payable was owed by the Company, transacted a change in ownership its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party. Therefore, for the quarter ended December 31, 1999, the Company's new convertible promissory note of $1,071,225 has been reclassified on the Company's balance sheet as a non-related convertible note owed by the Company. As of December 31, 1999, the balance of convertible debentures was $2,130,755.

During the nine month period ended December 31, 1999, the Company borrowed from the related parties approximately $454,000 and repaid them approximately $274,000. The net outstanding obligations owed to the related parties totaled $302,320 as of December 31, 1999.

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

The Company recorded deferred consulting cost of $33,000 for these 1999 consulting agreements and amortized $4,000 and $24,400 as consulting expense for the year ended March 31, 1999 and nine months ended December 31, 1999, respectively

On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999, and amortized approximately $86,000 for the nine months ended December 31, 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for the consideration for issuance of 3,000,000 shares of as a result of the options being exercised.

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

On July 13, 1999 the Company entered into a consulting agreement that will terminate on July 12, 2002 whereby consultant shall provide consulting advice concerning the marketing and sales of computers and computer related products in the United States. For such services, consultant received an option for 1,000,000 shares of common stock which will expire on July 12, 2002 at an exercise price of $.10 per share. The Company will pay consultant a one percent (1%) sale commission on net payments received by the Company for computer related products that are sold to certain club stores by the consultant. The agreement can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $20,000 in July of 1999 and amortized approximately $9,300 for the nine months period ended December 31, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. These options were not exercised as of December 31, 1999. [5H}

On August 2, 1999, the Company engaged two consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 1,965,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on August 2, 2000. The Company recorded deferred consulting cost of approximately $67,700 and amortized approximately $24,700 for the nine months period ended December 31, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. In August 1999, the Company received $62,000 in cash for the issuance of the 1,240,000 shares and $36,250 from the cancellation of a convertible debenture including unpaid interest for the consideration for issuance of 725,000 shares as a result of the options being exercised. [See note 7D]

NEW AUTHORITATIVE PRONOUNCEMENTS

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the year ended March 31, 1999, there were three civil actions against the Company. One action is for alleged copyright infringement whereby the Company has entered into a settlement agreement in February of 1998 to pay $208,000 over twenty-four months, whereby the Company has made twenty three of the required payments due as of December 31, 1999. The second action is for breach of service whereby the Company settled for two payments of $4,750 each, which were paid in July and August, 1999. The third action, the Company has challenged the alleged suit for copyright infringement.

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

In February 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. During the quarter ended December of 1999, the Company converted the $175,000 extension bonus into 3,500,000 shares of common stock. The Company amortized $20,000 and $155,000 of the extension bonus as a financing expense for the year ended March 31, 1999 and the nine month period ending December 31, 1999, respectively. In March of 1999, the Company received a total of $300,000 from an officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. In May 1999, $150,000 from the cancellation of the obligations was utilized to purchase 3,000,000 shares issued upon exercise of certain options. [See 13I]

In April and June of 1999, the Company received $50,000 from an investor and $100,000 from an officer and issued additional convertible promissory notes totaling $150,000 due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per common share. In August 1999, $36,250 from the cancellation of the obligations owed to the investor for principal and interest was utilized to purchase 725,000 shares issued upon exercise of his options.

On April 12, 1999 the Company entered into three consulting agreements that will terminate on April 11, 2000 whereby three consultants each received options for 2,000,000 shares of common stock each which will expire on April 11, 2000 at an exercise price of $.05 per share. The agreements can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $120,000 in April of 1999, and amortized approximately $86,000 for the nine months ended December 31, 1999. The Company filed a Form S-8 on May 19, 1999 registering the 6,000,000 shares of common stock for these options. On May 20, 1999, the Company received $150,000 in cash for the issuance of the 3,000,000 shares and $150,000 from the cancellation of convertible debentures for the consideration for issuance of 3,000,000 shares of as a result of the options being exercised.

On July 13, 1999 the Company entered into a consulting agreement that will terminate on July 12, 2002 whereby consultant shall provide consulting advice concerning the marketing and sales of computers and computer related products in the United States. For such services, consultant received an option for 1,000,000 shares of common stock which will expire on July 12, 2002 at an exercise price of $.10 per share. The Company will pay consultant a one percent (1%) sale commission on net payments received by the Company for computer related products that are sold to certain club stores by the consultant. The agreement can be terminated or extended as agreed to between the parties. The Company recorded deferred consulting cost of approximately $20,000 in July of 1999 and amortized approximately $9,300 for the nine months period ended December 31, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. These options were not exercised as of December 31, 1999. The Company planned to market and sell personal computers and computer related products during the second half of fiscal year 2000. The Company was advised in November 1999, that another company recently acquired the Company's supplier for its computer products. This change in ownership will preclude the Company from purchasing this line of product from this supplier. Accordingly, the Company has no current plans to distribute and sell these computer products.

On August 2, 1999, the Company engaged two consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 1,965,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on August 2, 2000. The Company recorded deferred consulting cost of approximately $67,700 and amortized approximately $24,700 for the nine months period ended December 31, 1999. The Company filed a Form S-8 on August 24,1999 for these shares of common stock. In August 1999, the Company received $62,000 in cash for the issuance of the 1,240,000 shares and $36,250 from the cancellation of a convertible debenture including unpaid interest for the consideration for issuance of 725,000 shares as a result of the options being exercised. [See note 7D]

The Company believes that the transactions set forth above were exempt from registration with the Commission pursuant to either Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering,
Section 3(a)(9) of the Securities Act as a transaction involving an exchange by an issuer with existing security holders, or Regulation S under the Securities Act as a transaction that occurred outside the United States. No broker-dealer or underwriter was involved in the foregoing transactions. All certificates representing such securities have been or will be appropriately legended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits


                  Exhibit No.
                  -----------
                          27         Financial Data Schedule

         (b)      Reports on Form 8-K

                  On January 24, 2000, the Company filed a Current Report on Form 8-K dated January 14, 2000, to report that the Company's independent public accountants, Moore Stephens, P.C., terminated its client-auditor relationship with the Company and reported the engagement of Merdinger, Fruchter, Rosen & Corso, P.C. to serve as the Company's independent public accountants to conduct the audit of the Company's financial statements for the fiscal year ending March 31, 2000, replacing the firm of Moore Stephens. P.C. The Company further reported its intent move of its principal executive offices effective January 28, 2000, to its new location at 800 Tucker Lane, Walnut, California 91789.


                                    * * * * *

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   Cerritos, California          DIAMOND ENTERTAINMENT CORPORATION
         February 21, 1999

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