Form 10KSB
period 2000-03-31
DIAMOND ENTERTAINMENT CORP
filed 2000-08-21
CIK 847420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       [ X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-17953


                        DIAMOND ENTERTAINMENT CORPORATION
                 (Name of small business issuer in its charter)

                  New Jersey                            22-2748019
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification Number)

                 800 Tucker Lane, Walnut, CA                 91789
          (Address of principal executive offices)        (Zip Code)

                                 (909) 839-1989
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The  issuer's  revenue  for  the  fiscal  year  ended  March  31,  2000  totaled
$3,828,261.

The aggregate market value of registrant's Common Stock held by non-affiliates based upon the closing bid price on June 30, 2000, as reported by the OTC Bulletin Board, was approximately $2,804,166.

As of June 30, 2000, there were 66,334,029 shares of the registrant's Common Stock outstanding.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "e-DMEC"), formerly known as (i) ATI Mark V Products, Inc. and (ii) Trans-Atlantic Video, Inc., was formed under the laws of the State of New Jersey on April 3, 1986. On July 15, 1991, the Company completed the acquisition (the "Acquisition") of all of the issued and outstanding shares of Diamond
Entertainment Corporation, a California corporation (the "California Subsidiary"), and concurrently therewith, the parent company's name was changed to Diamond Entertainment Corporation. In May 1999 the Company registered in the state of California to do business under the name e-DMEC. The Company's principal executive offices are located at 800 Tucker Lane, Walnut, California 91789.

         The Company, through its subsidiary, sells a variety of videocassette and DVD (Digital Video Disc) titles to the budget home video market, principally through the Company's New Jersey sales office and during fiscal 2000, introduced a new line of trademarked greeting cards call CineChrome(TM) In February 1997 the Company acquired a company, now a wholly-owned subsidiary, known as Jewel Products International, Inc., which is in the business of purchasing and distributing general merchandise including children's toy products and furniture.

         The increasing consumer demand for DVDs marks the re-generation of a new business for e-DMEC. In a study entitled "World DVD Planning Report" and published recently by "Strategy Analytics," the report, among other things, concluded that DVD will become the standard home video format within five years, largely replacing VHS cassettes, and that DVD video disc shipments, in calendar year 2000, will reach nearly 400 million units, and continue to soar to 2.3 billion by 2004, worth $44 billion. With identical distribution and marketing channels as its video products, e-DMEC is able to immediately introduce its new DVD line to its retailers and distributors who have been conducting business with e-DMEC over the past 10 years. While DVD is still in the infant stage of its product life cycle, easier market penetration and higher profit margins can still be enjoyed by e-DMEC.

         The Company distributes and sells videocassette and DVD titles including certain public domain programs and certain licensed programs. Public domain programs are video titles that are not subject to copyright protection. Licensed programs are programs that have been licensed by the Company from a third party for duplication and distribution, generally on a non-exclusive basis. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. They generally sell the Company's products to the public at retail prices ranging from $1.99 to $9.99 per videocassette and $6.99 to $9.99 per DVD titles. The Company's video products are also offered by consignment arrangements through one large mail order catalog company and one retail chain. The Company had minimal sales of its CineChrome(TM) greeting cards during fiscal 2000 that sold at retail prices ranging from approximately $5.50 to $6.95 per card.

         Management is committed to acquiring more licensed video and DVD titles and upgrading the quality of its packaging and pre-printed materials in order to enhance its available products. The Company's videocassette program inventory currently consists of approximately 739 titles, including approximately 464 public domain programs and 275 licensed programs, comprising motion pictures, cartoons, educational, sports highlights, computer-literacy and exercise programs. The DVD program inventory currently consist of 22 titles, all of which are public domain programs. The Company is continually identifying new titles to add to its program inventory and intends to expand its selection of licensed programs which have historically shown a higher profit margin than public domain programs.

         In September of 1998, the Company entered into an exclusive distribution agreement with a licensing and distribution company which granted to the Company exclusive distribution rights for a new product line called CineChrome(TM), which is a trademarked product line utilizing classic images of licensed properties from film, music, sport, fine art and fine photography.

         Until 1995, the Company was a full-service video product duplicating, manufacturing, packaging and distribution company, and was engaged in several distinct video production activities. In April 1995 the Company sold its custom duplication division, through which the Company duplicated and packaged videocassettes on a custom-made basis. The Board believed that this transaction was in the best interest of the Company since it could not compete effectively in the manufacture and duplication of videotapes. The Company's focus had changed to development, acquisition and distribution of video-related products to mass merchandisers and retailers. During the third quarter ended December 31, 1999, the Company contracted with a customer to furnish video duplication services which was rendered through a third party contractor. There is no assurance that the Company will receive additional orders for such video duplication services in the foreseeable future.

         On January 31, 2000, the Company moved its principal offices from Cerritos, California to a smaller facility in Walnut, California. This move from its prior facility of approximately 49,000 square feet to its new facility of approximately 20,000 square feet was part of the Company's effort to reduce its operating overhead. In making this move, management expects a significant reduction in its production costs in order to be more competitive in the pricing of the products it distributes.

         The Company completed its re-development of its web-site in early July 2000 as a fully operational e-commerce web-site. Although there can be no assurances, the Company proposes to implement aggressive marketing and sales campaign on its web-site, during fiscal 2001, to fully capitalize on this new marketing and sales vehicle to increase its revenue and profit margins. The Company also planned in fiscal year 2000 to offer web-site hosting to other companies on a membership fee basis to enable such companies to market and sell their products and services on the Company's web-site, however, the Company currently has not entered into any agreements for this web-site hosting. There can be no assurance that the Company will be able to offer web-site hosting services successfully or at all.


Product Lines
-------------
      Video Program Line:

         The Company's video program inventory consists of a total of nearly 739 titles appealing to all age groups. The programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs, sports highlights, instructional and exercise programs. Public domain programs account for approximately 464 titles, and licensed programs account for approximately 275 titles of the Company's program inventory.

         Motion Pictures - Public Domain. The Company offers a total of 106 feature motion picture titles including many film classics, such as "Life With Father," "Meet John Doe," "Pygmalion" and "The Little Princess," which generally appeal to adult audiences. The Company also markets its own special collection of favorite performers' "Festivals," including The Three Stooges, Shirley Temple, Bob Hope, Jack Benny and Milton Berle. The Company has recently added titles such as "Call of The Wild," "Love Affair," "Thief of Bagdad," "Return of Rin Tin Tin" and "Seven Alone," and such horror titles such as "Slime People," "Horror Riser from the Tomb," "Demon," and "Pieces." Classical biblical tales including "Constantine and the Cross,' "Herod the Great," "Esther and the King," and "David and Goliath," were also recently add.

         Exercise Programs - Licensed. In August of 1999, the Company acquired the sole exclusive rights to distribute and market the workout videos called "Strong Mind Fit Body", starring the legendary quarterback Joe Montana.

         Animated Programs - Licensed. The Company has licensed during fiscal year 2000, in either English or Spanish language, a very high quality, full-length animation film, titled "Don Quixote." This film will was released in video during the second quarter calendar of 2000, in Spanish and will be followed by an English version.

         Children's Programs - Licensed and Public Domain. Most of the Company's cartoons are public domain programs, including 21 cartoon programs redubbed in Spanish. These programs are generally 30 minutes in length and consist of a series of cartoons selected by the Company. The Company also markets approximately 18 children's holiday features, and 49 titles in its Testaments and Children's Bible series.

         Educational Programs - Licensed. The Company licenses approximately 68 educational videos in two categories. For adults, titles include "Battle of Britain," "The Shores of Iwo Jima," and "Guadalcanal," along with titles which instruct preschoolers and school age children on topics such as learning numbers, telling time, simple mathematics, color identification and other practical skills.

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

        TV Episodes - Public Domain. The Company has added currently TV episodes including "Mr. Lucky," "Peter Gunn," and "Yancy Derringer."

      DVD Program Line:

         The DVD program inventory currently consist of 22 titles, which are public domain feature films and television episodes.

         Motion Pictures - Public Domain. The Company's offers titles in DVD format such as "Zulu," "Constantine and the Cross," "The Demon," "Mutant," "Creature," "Honor Thy Father," "Great St. Louis Bank Robbery," and "The Holcroft Covenant" which generally appeal to adult audiences.

         Television Episodes - Public Domain. Television episodes in DVD include programs such as "The Lucy Show," "The Beverly Hillbillies," The Andy Griffith Show," and the "The Red Skelton Show."

         The Company continuously seeks to expand its program inventory by identifying titles which appeal to children and those which include popular performers, characters or themes. The Company also identifies video and DVD programs which are classic films, are educational or instructional videos or which have been requested by distributors. The Company enters into a licensing agreement with respect to those programs that are subject to copyright protection or obtains documentation confirming public domain status from various unaffiliated program suppliers.

The costs associated with the Company's film masters (used for duplicating) and artwork (for packaging and advertising) include the purchase cost of masters, initial fee for rights to duplicate, shooting costs and developing costs. During the year ended March 31, 2000, the Company acquired approximately 65 new titles. As of March 31, 2000, the net book value of the Company's film masters and artwork was approximately $114,424. The Company believes that its film masters and artwork are significant assets since the Company derives the majority of its revenue from their use.

Suppliers - Video/DVD Products
------------------------------
         The Company's programs are duplicated, and in some cases packaged, by one DVD and five videotape manufacturers/duplicators located in the United States. Generally, the Company arranges with these firms to duplicate Company-supplied masters, then label, package, shrink-wrap and carton the videocassettes or DVD's. Labels and packaging sleeves are supplied by the Company. The Company submits its orders and instructions by purchase order with terms payable within 90 days of delivery. For the year ended March 31, 2000, the video products business of the Company had purchases from two suppliers that amounted to approximately 60% of net purchases. During such period, the percentage of net video product purchases made from such suppliers were 49% and 11%, respectively. Management believes that, if for any reason it could not rely on or retain the services of any of its current suppliers, duplicators or manufacturers, other suppliers would be available in the marketplace.

Markets and Customers - Video/DVD Products
------------------------------------------
         The Company markets its program inventory to large retail chain outlets and provides each retail chain operator with brochures, advertising materials and literature describing and promoting the Company's program inventory. The Company's products are sold through more than ten mass merchandisers such as Sam's Club, Costco and Best Buy, primarily in the Northeast, the South and the East Coast. These outlets sell the Company's products to the general public at retail prices ranging from approximately $1.99 to $9.99 per videocassette. For the years ended March 31, 2000 and 1999, the Company derived revenue from its Video and DVD products of approximately $3,563,400 and $4,133,000, respectively. For the year ended March 31, 2000, the Company had net sales to 2 customers, individually of more than 10% of the Company's revenues, of approximately $1,003,000. For the year ended March 31, 1999, the Company had sales to one customer of more than 10% of the Company's revenue, at approximately $2,466,000. The loss one of these customers would have a material adverse effect on the financial condition and results of operations of the Company.

         The Company's marketing strategy of distributing directly to retail chain outlets has allowed the Company to market its products at all consumer levels. In particular, the Company seeks to attract retail customers in department, drug, discount, electronic, music, toy and book stores as well as supermarkets and convenience stores. The Company is continuing to improve the name recognition of the Company as a video and DVD company specializing in educational, children and film classic video and DVD titles. In addition, through its sales program, the Company seeks to place increased focus on the promotion of sales to major mass merchandising companies which would increase the delivery of high volume orders. In addition to using independent sales representatives in certain geographical marketing areas the Company has completed development of its web-site to enable it to sell its video and other products to its current customer base and directly to the retail customer.

         The Company derives approximately 40% of its gross revenue from sales to mass merchandisers and other retail outlets. Approximately 19% of gross revenue is derived from sales through consignment arrangements with a catalog company and retail company under which the Company delivers tapes to their facilities pending receipt of orders by customers. The Company only books sales from consignment sales after the catalog company delivers the actual funds from such sales. Less than one percent of revenue are derived from programs sold on a retail basis directly to consumers.

Seasonality
-----------
         The Company generally experiences marginally higher sales of its programs from September through January due to increased consumer spending around the year-end holidays. During the year ended March 31, 2000, the Company derived approximately 48% of its gross revenue from sales during those five months, with approximately 52% of revenue generated in the other seven months of the year.

License Arrangements
--------------------
         The Company enters into license agreements under which it acquires from licensors the right to duplicate and distribute a licensed video program. Currently, none of the DVD programs that the Company distributes are licensed programs. Licenses may be exclusive or non-exclusive, but typically are non-exclusive. Generally, licenses cover specific titles. In return for the grant of certain rights by the licensor, the Company pays certain advance payments or guarantees and also royalties. Royalty payments under license agreements typically are credited against any advances paid. Generally, the Company's licenses are for a term of between three and seven years. While the Company's efforts to renegotiate and renew its license agreements have generally been successful, there can be no assurance that such licenses will be renegotiated or renewed in the future. The programs that the Company has acquired under license contain limitations from the licensors regarding the geographic areas to which the Company can distribute its products and are usually restricted to distribution and sales in the United States and Canada.

         The various licensing agreements that the Company has entered into with licensors provide for advance payments ranging from $1,500 to $100,000 and subsequent royalty payments based upon either a per video sold fee or a percentage of wholesale price fee. During the year ended March 31, 2000, the Company incurred royalty expenses of approximately $71,000 under its licensing agreements.

Competition
-----------
         The Company competes with other distributors of videotapes and DVD's, including major film studios and independent production companies including
Goodtime Videos, Platinum and Madasey. The Company also competes with manufacturers and distributors of other video and DVD formats. The Company has been able to compete based on offering low pricing and superior packaging designs. Most of the companies with which the Company competes are better established, have broader public and industry recognition, have financial resources substantially greater than those of the Company and have manufacturing and distribution facilities better than those which now or in the foreseeable future will become available to the Company.

JEWEL PRODUCTS INTERNATIONAL, INC.

         In May 1997, the Company consummated an agreement and plan of merger between BDC Acquisition, Inc. ("BDC Acquisition"), a subsidiary of the Company, and Beyond Design Corporation (subsequently renamed Jewel Products International, Inc. and referred to herein as "JPI"). JPI became the wholly owned subsidiary of the Company via reverse merger when BDC Acquisition acquired all of the issued and outstanding stock of JPI in consideration of the issuance of an aggregate of 2,427,273 shares of the Company's common stock and the assumption of certain obligations of JPI. The JPI acquisition was an arms-length transaction. JPI is in the business of (i) manufacturing one toy product, (ii) purchasing various other children's toy products from U.S.-based importers or directly from Asia, (iii) distributing toys to mass merchandisers in the United States and (iv) purchasing and distributing furniture products. In the fiscal year ended March 31, 2000, revenue realized from JPI's business amounted to approximately $222,900.

Product Lines
-------------
         At the time of its acquisition, JPI's sole line of business was the manufacture and sale of its patented Woblong(R) Double Wing Flier, a bi-wing aerodynamic flying toy. The Woblong, subsequently renamed the Zoombie(R), is a game of catch intended to compete directly with Frisbee(R), Aerobie(R) and Whoosh(TM). During the year ended March 31, 2000 JPI has introduced approximately 20 new toy items to its product line. Popular products include various plastic toy sets (for example, Fire Rescue set, Airport set, City Movers set and plastic toy figurines). Toy products also include a line of plastic animal shaped squirt gun and a radio controlled sports utility vehicle (SUV). JPI's toy products sell at retail prices ranging from approximately $2.00 to $12.00 per item.

         During fiscal 1999, JPI obtained the exclusive marketing rights to purchase and distribute a line of padded folding chairs and table set. The furniture set sell at a retail price of approximately $109.00 to $129.00. The new furniture product line is purchased directly from Asia and is distributed to mass merchandisers in the United States and is also featured on the Company's website. JPI commenced offering the furniture line on its website in July 2000.

Suppliers - Toy Products
------------------------
         For the year ended March 31, 2000, 39% of JPI's supplier purchases were from one supplier. The Company is continuing to diversify its supplier base, and made purchases from eight U.S. suppliers and two suppliers in China during the year ended March 31, 2000.

Markets and Customers
---------------------
         In fiscal year 1998, JPI marketed its products using outside sales personnel and manufacturer representatives and utilized independent manufacturer's representatives to reach its customers. During fiscal year 1999, Company has begun to pursue major chain retailers and drug store chains, such as Target, K-Mart, Toys R Us and Rite Aid and chain store opportunities in Canada. During fiscal year 2000 the Company began shipping its Zoombie flying toy for sale by certain Target stores and the Company has placed the Zoombie toy product for sale on its web-site.

Competition
-----------
         JPI competes with other distributors of toy products including distributors of other flying toys such as "Frisbies". The Company concentrates on the most popular and new products available and offers these toy products for limited sales period and, as demand for products change, JPI can immediately switch to newer and more popular products. JPI competes primarily on uniqueness of product and lower prices. Most of the distributors with which JPI competes are better established, have a broader product line and industry recognition, and have financial resources substantially greater then those of the Company.

Seasonality - Toy Products
--------------------------
         JPI's revenues are currently generated during the summer months and were derived primarily in the period from June to September.

Greeting Card Products
----------------------
         In September of 1998, the Company entered into an exclusive distribution agreement with a licensing and distribution company which granted to the Company exclusive distribution rights for a new product line called CineChrome(TM), which is a trademarked product line utilizing classic images of licensed properties from film, music, sport, fine art and fine photography. These classic images are being published on the front cover (in a greeting card format) using the patented print technology, KromeFX(TM). KromeFX(TM) is a proprietary printing process, which combines reflectivity, color vibrancy, depth of image and dimension. The Company derived revenues of approximately $42,100 from the sale of these products during fiscal year 2000.

         The CineChrome(TM) cover is laminated to a high quality paper and printed on the inside cover, inside back and back all in four color process. The inside contains editorial information about the property including full color stills and the back cover serves as a letter of authenticity with branded and copyright information. The CineChrome(TM) is completed with a custom designed gallery standard envelope with the property's logo imprinted in two colors along with a two color CineChrome(TM) logo. In order to protect the integrity of the collectible there is an inserted stationery quality onion sheet note for messages from the sender. The onion skin has watermarks of the property logo and the branded logo, CineChrome(TM).

         The Company plans to distribute the CineChrome(TM) product line worldwide and expand the series of images to include a wide variety from other major studios and licensors. The currently existing product in the CineChrome(TM) product line is made up of 20 "Saturday Evening Post" Holiday and Special Occasion Gift Cards. Two sets of ten cards have been made into gift sets and cards can also be sold separately. There can be no assurance that the Company will be able to continue to market and distribute successfully the CineChrome(TM) products on its website or to its other customers.

Suppliers - Greeting Card Product
---------------------------------
         The Company has two sources for its CineChrome(TM) products. The supplier in Carlsbad, California who owns the patented print technology, KromeFX(TM) and another supplier in West Bend, WI, who utilizes its own proprietary technology which is similar to KromeFX(TM) process. During fiscal 1999, the Company purchased approximately $50,000 in CineChrome(TM) products utilizing the KromeFX(TM) process and approximately $14,000 from the supplier in West Bend, WI.

Competition - Greeting Card Product
-----------------------------------

         The processes which are utilized by the Company's CineChrome(TM) products, are also available to the Company's competitors who are in the business of selling posters, trading cards, inserts and other similar products. These competitors include Hallmark, American Greeting Cards and Gibson. Most of the companies with which the Company competes are better established, have broader public and industry recognition, have financial resources substantially greater than those of the Company and have manufacturing and distribution facilities better than those which now or in the foreseeable future will become available to the Company. The greeting card market requires substantial resources to obtain shelf space in retail outlets, therefore, the Company cannot make assurances that it can or will be successful in this marketplace in the foreseeable future.


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

         Upon sale or development of land, proceeds are used to repay all related loans and other obligations, with the remaining balance distributed among the shareholders of ATRE pro rata based on their interests. None of the other investors in ATRE are otherwise associated or affiliated with the Company in its real estate holdings. ATRE has interests in two real estate parcels.

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

         During the year ended March 31, 1998, ATRE sold approximately 11 acres of parcel 1. The Company advanced an additional $80,320 to ATRE and received $220,600 from the proceeds of the sale of the parcel of 11 acres as repayment of the advances to ATRE in fiscal 1999. The Company has subsequently received approximately $400,000 from ATRE during the period April 1, 1998 through August of 1998.

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

         The Company in June 1998 borrowed approximately $809,500 from ATRE to finance certain purchases of toy products. During the quarter ended December 31, 1999, the Board of Directors of the Company authorized the conversion of the amount borrowed of $809,500 into a one year 7% Convertible Promissory Note due on September 30, 2000. During the year ended March 31, 2000, the Company borrowed $600,500 from ATRE and paid back $81,000. The Company owed ATRE approximately $478,900 in short term notes at March 31, 2000.

         On June 2, 1999,  ATRE  entered into a sale  agreement  with respect to
0.097 acres of the remaining acres of parcel 1 for approximately $600,000 and in September 1999, entered into a sales agreement for remaining 0.091 acres parcel of parcel 1 for approximately $550,000. During June 2000, the sales agreement for $600,000 entered into on June 2, 1999 was canceled by the buyer who forfeited the $25,000 purchase deposit to ATRE. The ability of the remaining agreement to close or for the Company to realize as of March 31, 2000, its share of the net proceeds to the Company, however, are uncertain and is subject to certain contingencies.


Employees of the Company
------------------------
         As of March 31, 2000, the Company and its subsidiaries employed 19 full-time and 1 part-time employee as compared to 38 full-time and 3 part-time employees a year earlier. As a result of lower than expected revenues projected for the last quarter of fiscal 2000, the Company laid off 11 employees during November 1999. During the peak season the Company engages additional part-time or temporary employees to help with the surge for Christmas season orders. The Company reduces its manufacturing force after the peak season to improve the profitability of the operations when sales orders decline. Neither the Company's nor the subsidiaries' employees are unionized. Management believes that it has good working relations with its employees.

Copyright, Licenses and Other Proprietary Rights
--------------------------------------
         The Company relies on a combination of common law trademark, copyright and trade secret law to establish and protect the Company's property rights and promote our reputation and the growth of the Company's business. In addition, the toys product line, the Woblong(R), subsequently renamed as the Zoombie(R), is protected by patent claims in the form of a utility patent registered with the U.S. Patent and Trademark Office. The U.S. Patent number is 5,131,879. In addition, a design patent was issued on March 9, 1994 - D344,989.

      We license approximately 275 videocassette titles from licensors for duplication and distribution, generally on a non-exclusive basis. Such licensors could become subject to third party infringement clauses which could result in their inability or willingness to license these titles to us and would impair our ability to provide such titles to our customers.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 20,000 square feet at 800 Tucker Lane, Walnut, California under a lease that commenced January 6, 2000 and expires on January 31, 2003, for use as executive offices and manufacturing and warehouse facilities for a monthly rent of $10,500.00. The Company closed its 1,200 square feet in Freehold, New Jersey in April 2000, which it used for its sales office. In addition, the Company leases approximately 22,080 square feet in Cerritos, California ("Cerritos Property") for $9,274 per month which space was formerly used by the Company for executive offices and warehousing. The Company sublet the Cerritos Property on January 1, 1999 for a term that expires on March 31, 2001. The sublease requires the subtenant to pay the Company $9,494 per month through February 2000, and $9,936 per month through the remaining term of the Sublease. All of the Company's lease and sublease agreements are with unaffiliated parties. The Company believes that it has sufficient space for operations for the next twelve months.


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

         The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the year ended March 31, 1999, there were three civil actions against the Company. One action is for alleged copyright infringement whereby the Company has entered into a settlement agreement in February of 1998 to pay $208,000 over twenty-four months, whereby the Company has made all twenty four of the required payments due as of February 16, 2000. The second action is for breach of service whereby the Company settled for two payments of $4,750 each, which were paid in July and August, 1999. The third action, the Company challenged an alleged suit for copyright infringement and as of the date of this report, the Company had not received a response to its challenge..

         On February 15, 2000, one of the Company's suppliers brought legal action against the Company to collect approximately $35,200 comprising of unpaid invoices, interest, court costs and attorneys fees owed to the supplier. The Company has acknowledged that this amount is owed to the supplier and is currently negotiating a monthly payment plan with the supplier to settle the amount owed.

         During March 2000, the Company's former lessor brought action against the Company to recover delinquent rental payment and penalties arising from the termination of the Company's building lease in Cerritos, California. The action against the Company resulted in a stipulated judgement whereby the Company agreed to pay $72,000.00 at 10% interest by paying $6,600.00 per month for twelve consecutive months beginning April 1, 2000 through March 1, 2001. There is a penalty clause for a failure to pay in a timely manner which increases the total amount to $119,000 with immediate acceleration in the event of a default under the stipulated judgement. The required payments through July 2000 all have been made in a timely manner and there have been no defaults.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 27, 2000, the Company held its annual meeting of shareholders and the following proposals were approved by majority vote: (i) Jeffrey I. Schillen was elected as a Class 1 director to the Board of Directors of the Company for a term of three years and James K. T. Lu and Murray T. Scott were elected as Class 2 directors of the Board of the Company for terms of three years, (ii) the appointment of Merdinger, Fruchter, Rosen & Corso, P.C. as the Company's independent certified public accountants, (iii) the increase of the authorized common stock of the Company from 100,000,000 shares of common stock, no par value to 600,000,000 shares, and (iv) the authorization of the Board of Directors to effectuate a reverse stock split of the Company's shares of common stock up to a maximum ratio of 10 to 1 of the Company's authorized common stock.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "DMEC." The Company's shares of Preferred Stock are not listed on any national securities exchange, or Nasdaq or quoted on the OTC Bulletin Board.
The range of high and low bid
information for the Company's Common Stock for each full quarterly period during the Company's last two fiscal years, is as follows:

Period                               High Bid                   Low Bid
------                               --------                   -------
Fiscal 1999
-----------
         1st  quarter                 0.135                      0.041
         2nd quarter                  0.16                       0.055
         3rd quarter                  0.0625                     0.0625
           4th quarter                0.125                      0.08

Fiscal 2000
-----------
         1st quarter                  0.06                       0.24
         2nd quarter                  0.06                       0.19
         3rd quarter                  0.02                       0.11
         4th quarter                  0.05                       0.20

         These quotations were obtained from OTC Bulletin Board quarterly quote summaries, and reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions. On June 30, 2000, the closing bid price for the Company's Common Stock was $0.05. As of the same date, there were 2,428 holders of record of the Company's Common Stock.

         The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to use any earnings which it may generate to finance the growth of its business.

         The transfer agent for the Company's Common Stock is Continental Stock Transfer & Trust Company, New York, New York.


Sales of Unregistered Stock
---------------------------
          In June 1995 Mr. Lu converted approximately $1,131,000 in obligations of the Company, which he had assumed personally, into 8,212,785 shares of Common Stock. In August 1995 Jeffrey I. Schillen and Murray T. Scott, each a director of the Company, agreed to assume $413,400 and $110,240, respectively, of the obligations assumed by Mr. Lu. In consideration for the assumption of such obligations, Mr. Lu agreed to assign 3,000,000 and 800,000 of shares of Common Stock, respectively, to Messrs. Schillen and Scott. The assignment of such shares was effected during May 1999.

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

         In connection with the placement of the 10% Debentures, the Company issued warrants, exercisable for $0.25 per share, for the purchase of 500,000 shares each to two consultants in consideration of their providing financial consulting services to the Company. On April 9, 1997, warrants to purchase 46,000 shares of Common Stock were exercised in consideration of the payment of $11,500.

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

         On August 25, 1997, as compensation pursuant to four consulting agreements, the Company issued 250,000 shares of Common Stock, and warrants to purchase an aggregate of 2,050,000 shares of Common Stock, exercisable at $0.10 per share. The warrants expired on August 24, 1999. Murray T. Scott, a director of the Company, received the 250,000 shares of Common Stock and 250,000 of such warrants. In July 1998, two individuals who received warrants under the consulting agreements each exercised warrants to purchase 100,000 shares of Common Stock for aggregate consideration of $20,000 and in 1999, the Company reduced the exercise price of 1,200,000 shares of such warrants to $0.05 per share and recorded a non-cash additional consulting expense of $40,000 in 1999. The warrants expired at the end of the two-year consulting period. The Company recorded deferred consulting costs of $100,000 for the fair value of the warrants and expensed approximately $50,000 and $31,000 for the years ended March 31, 1999 and 1998, respectively. The Company received $60,000 in January and February of 1999 from the exercise of 600,000 options at $.10 per share.

         The Company executed nine employment agreements effective September 1, 1997, pursuant to which an aggregate of 550,000 shares of Common Stock were issued, with a deemed value of $11,000, as payment for past services, and also issued warrants to purchase 550,000 shares with an exercise price of $.10 per share. Such shares were subsequently registered pursuant to the Company's Registration Statement on Form S-8 filed in September 1997. On September 1, 1999, the warrants to exercise the 550,000 shares of Common Stock expired.

         On August 27, 1999, the Company granted warrants to purchase 300,000 shares of Common Stock, which expire on September 1, 2002, at an exercise price of $.10 per share to the five remaining employees with employment agreements.

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

         On July 9, 1998 the Company entered into a consulting agreement that will terminate on July 8, 2001 whereby a consultant received an option to purchase 1,000,000 shares of common stock which expire on July 8, 2001. The options are exercisable at a price of $.10 per share. The agreement and options were canceled in September 1998 as the consultant failed to fulfill his obligations under the consulting agreement. On July 13, 1999, the options for 1,000,000 shares of the Company's common stock were re-issued to the consultant in accordance with the terms of the original consulting agreement entered into on July 9, 1998 which was also reinstated. The agreement can be terminated or extended as agreed to between the parties. This option had not been exercised as of March 31, 2000.

         In July and August of 1998, Mr. Lu was granted additional options to purchase 6,000,000 shares of Common Stock for $0.10 per share in consideration of his (i) personal guaranty of the Company's bank line of credit, (ii) loans made to the Company, (iii) certain fulfillment orders submitted to the Company and (iv) real estate transactions pertaining to its investment in ATRE. The Company recorded a $15,000 expense. Such options expire March 2003.

         On July 15, 1998, the Company incorporated Galaxynet International, Inc. ("GalaxyNet") in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet intended to develop and sell internet gaming software and intended to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wagers from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 2,000,000 options to the Chief Executive Officer exercisable at $.10 in connection with this project. On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between $3,000,000 and $10,000,000 with an enterprise who would be paid the sum of 15% of the aggregate proceeds and receive options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share. The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently canceled the project and refunded the $250,000 to the investor and canceled all the project related options in November 1998. The company incurred expenses on behalf of GalaxyNet for fiscal 1999 of approximately $30,000.

         On October 24, 1998, the Company issued 1,499,523 shares of Common Stock to Mr. Lu pursuant to a settlement agreement between the Company, Mr. Lu and four consultants. See "Certain Relationships and Related Transactions."

         On November 2, 1998, the 10% Debentures with a balance of $831,436 were reinvested into a new note for $921,851 for a new two year term expiring October 31, 2000 with interest of 10% and an extension bonus of $175,000, due November 1999 which bears interest at 2.5% per annum payable $50,000 per month after payment of all prior interest and the restructured note. The repayment term was a weekly amount of $6,250 in 1998 and $12,500 in the years 1999 and 2000. In addition there was an acceleration clause of repayments for certain events and a 5% late charge for any delinquent payments. The notes contain an option to convert the principal and interest balance into common stock of the Company subject to certain pricing calculations. Collateral security included all assets of the Company and personal collection guarantee as additional security to the holder after subordination to the primary lender.

         On January 10, 1999, the Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. The Company recorded deferred consulting costs of $31,000 and amortized $27,200 and $3,800 for the years ended March 31, 2000 and 1999, respectively. These options were exercised in February of 1999 for proceeds to the Company of $275,000.

         In February of 1999, the holders converted $640,000 of the the 10% Debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining the 10% Debentures balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized $20,000 and $155,000 of the extension bonus as a financing expense for the year ended March 31, 1999 and March 31, 2000, respectively. During the year ended March 31, 2000, $175,000 extension bonus and accrued interest of $13,125 was converted into 3,500,000 shares of the Company's common stock.

         In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $.05 per share in exchange for services to rendered and the options shall expire on February 11, 2001. During the year ended March 31, 2000, all of the options were exercised for services rendered by the consulting firm and cost incurred totaling $12,500.

         In March and June 1999, the Company issued callable convertible notes for $50,000 and $100,000 to James Lu and Jeffrey I. Schillen, respectively. The notes bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lenders at a conversion rate of $0.05 per share. As of March 31, 2000, neither of the debentures were converted.

         In March of 1999, the Company received a total of $150,000 from three investors and issued promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes could be used as proceeds for the exercised options held by the investors. During the year ended March 31, 2000, the note holders used the $150,000 and accrued interest of $2,500 as funds to exercise their common stock options for a total aggregate of 3,000,000 shares of the Company's common stock.

         In March and April of 1999, the Company issued two convertible notes for $100,000 and $50,000, respectively. The notes bear interest at 10% with principal and interest due on the first anniversary of the date of issuance. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share. As of March 2000, one investor converted the $50,000 note into 1,000,000 shares of the Company's common stock. As of March 31, 2000, the outstanding balance of convertible notes was $100,000, which the lender extended the due date to March 2001. On June 2, 1999, the Company was advised by the convertible note holder of the $100,000 note to waive receipt of bimonthly principal payments and to continue to receive the bimonthly interest only payments.

         On April 12, 1999, the Company engaged three consultants for a period of one year each to provide managerial and strategic planning for financial matters and expansion of the Company. The consultants received options to purchase and aggregate of 6,000,000 shares of the Company's common stock exercisable at $0.05 per share in exchange for services to be rendered and the options expire on April 11, 2000. The options had an aggregate fair value at date of grant of approximately $292,000. These options were exercised in April 1999, by the forgiveness of $150,000 of notes payable, executed in March 1999 and cash proceeds of $150,000.

     On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's President, as a bonus, options to purchase 2,500,000 and 1,000,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. Since the options are accounted for under APB 25 and the exercise price is below market, the Company has expensed the aggregate intrinsic value at date of grant of approximately $410,000.

     On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's V.P. of Sales and Marketing, as a bonus, options to purchase 500,000 and 500,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. Since the options are accounted for under APB 25 and the exercise price is below market, the Company has expensed the aggregate intrinsic value at date of grant of approximately $110,000.

         On July 13, 1999, the Company engaged a consultant for a period of one year to provide advice to undertake for and consult with Company concerning managerial and strategic planning for financial matters and expansion of the Company. The consultant received an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share in exchange for services to be rendered and the option shall expire on July 12, 2002. The option had an aggregate fair value at date of grant of approximately $127,000. These options had not been exercised as of March 31, 2000.

         On August 2, 1999, the Company engaged two consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 1,965,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on August 2, 2000. The options had an aggregate fair value at date of grant of approximately $202,000. The options were exercised during the year ended March 31, 2000 by the forgiveness of $36,250 of principal and interest of debt outstanding for 725,000 shares and $50,000 cash and the forgiveness of $12,000 of accounts payable for 1,240,000 shares.

         During the quarter ended December 31, 1999, Board of Directors of the Company authorized the conversion of approximately $1,880,725 in related parties payables into one year 7% Convertible Promissory Notes of $1,071,225 and $809,500 each, both due on September 30, 2000. The terms of the new convertible notes allow the Company to make partial principal and interest payments from time to time and the holders of the convertible notes have the option to request such payments of the indebtedness evidenced by the notes either in the lawful money of the United States or in an equivalent value consisting of the Company's common stock, the number of shares, to be determined by dividing the payment amount by the average twenty day bid price for the Company's common stock during the twenty trading days prior to the date of such payment. Also, during the quarter ended December 31, 1999, the related party to which $1,071,225 in related parties payable was owed by the Company, transacted a change in ownership of its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party and at March 31, 2000, the balance of the Convertible Promissory note to the non-related party was $1,050,775 as a result of the Company recording payments toward the note in March 1999, by offsetting $20,450 in money owed to the Company by the non-related party.

     On May 11, 2000, the Company sold 50 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for total consideration of $500,000, or $10,000 per share. The May Davis Group, Inc. ("May Davis"), acted as placement agent for the offering. May Davis received a placement fee of $40,000 and the Company issued warrants to purchase 1,500,000 shares of Common Stock to May Davis and certain designees of May Davis and warrants to purchase 25,000 shares of Common Stock to Butler Gonzalez, LLP, counsel to May Davis. Such warrants are exercisable at a price of $.08 per share.

         On June 1, 2000, the Company entered into three consulting agreements that will terminate on May 31, 2001, whereby the consultants will provide consulting service for the Company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 7,300,000 of the Company's common stock exercisable at $.035 per share in exchange for services to be rendered and the options shall expire on May 31, 2001. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of a obligation of $10,000 in principal and interest owed to the same consultant.

         The Company believes that the transactions set forth above were exempt from registration with the Commission pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering, Section 3(a)(9) of the Securities Act as a transaction involving an exchange by an issuer with existing security holders, or Regulation S under the Securities Act as a transaction that occurred outside the United States. Except as set forth above, no broker-dealer or underwriter was involved in the foregoing transactions. All certificates representing such securities have been or will be appropriately legended.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Year Ended March 31, 2000 Compared with the Year Ended March 31, 1999
---------------------------------------------------------------------

Results of Operations
---------------------
The Company's net loss for the year ended March 31, 2000 was approximately $3,979,000 as compared to a net loss of approximately $1,600,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $3,575,000.

The Company's operating loss for the year ended March 31, 2000 was $3,575,000 as compared to an operating loss of approximately $1,378,000 for last year. The increase in the Company's operating loss of approximately $2,197,000 arose primarily from reduced gross profit of approximately $1,139,000, and increased non-cash consulting and compensation expenses of approximately $1,165,000, offset by a reduction in other operating expenses of approximately $107,000.

The Company's sales for the years ended March 31, 2000 and 1999, were $3,828,261 and $4,549,525, respectively. The Company's sales significantly decreased by approximately $721,000 from the prior year with decreased video and toy product sales of approximately $527,000 and $194,000, respectively. The lower video product sales for the year ended March 31, 2000, were primarily the result of the Company suspending most of its acquisition of new video titles until January of 2000, which the Company received favorable responses substantiating market acceptance for certain video titles in DVD, and the cancellation of a significant holiday order from a major chain store during October 1999. The lack of new video titles and the cancellation of the major holiday order forced the Company to sell its existing inventory at much reduced prices to generate cash for its operation, which also contributed the lower sales dollar volume during the fiscal year ended March 31, 2000. The lower toy product sales when compared to the prior year were primarily attributed to lower volume purchases from the Company's major toy customer and sales of slower moving toy products at sales prices below previous year's market prices. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. The Company expects the sales to increase in fiscal year ending March 31, 2001. The Company's sales for the quarter ended March 31, 2000, were approximately $633,000 as compared to the prior two quarters which averaged approximately $1,248,000 a quarter. This decrease in the last quarter was primarily attributable to the lack of new video titles mentioned above and the sale of video and toy product inventories at reduced selling prices.

Cost of sales for the years ended March 31, 2000 and 1999 were approximately $3,400,000 and $3,000,000 or 90% and 66% of sales, respectively. The significant increase in cost of sales as a percentage of sales of 24% was primarily the result of lower sales prices charged to customers for video and toy products and the reduction of certain video and slow moving toy inventory down to its net realizable value. During fiscal year 2000, the Company generated custom duplication sales of approximately $618,000 having cost of sales 89% of sales which also contributed the increase in cost of sales as a percentage of sales.

Gross profit for the years ended March 31, 2000 and 1999 were approximately $400,000 and $1,500,000, or 10% and 34% of sales, respectively. The significant decrease in the gross profit as a percentage of sales was primarily due to the Company reducing its selling prices on video and toy products, lower margin custom duplication sales and the write-down of certain video and toy inventory.

Operating expenses for the years ended March 31, 2000 and 1999 were approximately $4,000,000 and $2,900,000, respectively. This increase in operating expenses of approximately $1,100,000 was primarily the result of higher expense levels in non-cash consulting and compensation expenses of $1,200,000 associated with the issuance of stock options and warrants and higher general and administrative expenses of approximately $100,000 offset by lower selling expenses of approximately $200,000. The higher general and administrative expenses of approximately $100,000 was primarily the result of higher expense levels in facility rent and consulting expense of approximately $140,000 and $180,000, respectively, offset by a decrease in bad debt expense of approximately $220,000. The lower level of selling expenses of approximately $200,000 was primarily attributable to lower expenses in marketing and sales salaries and sales commissions of approximately $120,000 and $80,000, respectively.

Bad debt expense for the years ended March 31, 2000 and 1999 were approximately $100,000 and $320,000, respectively.

Interest expense for the years ended March 31, 2000 and 1999 were $418,524 and $477,637, respectively. The decrease in interest expense in fiscal 2000 over fiscal 1999 of approximately $142,000 was primarily the result of lower levels of accounts receivable and asset-based borrowing. As of March 31, 2000, the outstanding debt of the Company was approximately $3,940,000 of which approximately $282,000 is classified as long term.

The Company's auditors issued a going concern report for the year ended March 31, 2000. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful. Management's plans are discussed under "Liquidity and Capital Resources - Operations."


Liquidity and Capital Resources
-------------------------------
The Company's working capital deficit at March 31, 2000 was $3,276,279 as compared with working capital deficit of $2,154,599 at March 31, 1999.


This increase in the working capital deficit of approximately $1,122,000 is the result of the Company's lower levels of accounts receivable and inventory partially offset by higher deferred consulting cost and decreased borrowings. As a result of lower sales recorded during the fourth quarter of fiscal 2000, when compared to sales in the same quarter a year earlier, accounts receivable were lower by approximately $300,000. Inventory at March 31, 2000 was approximately $1,100,000 as compared with approximately $2,200,000 at March 31,1999. This decrease in inventory of approximately $1,100,000 was the result of the Company efforts to sell off its slower moving video and toy inventories, together with lower inventory requirements and a write down of certain video and toy inventory.

Operations
----------
For the year ended March 31, 2000, cash utilized for operations was approximately $442,000 as compared to $872,000 for the year ended March 31, 1999. Net cash provided by financing activities during the year ended March 31, 2000 and 1999 were approximately $479,000 and $477,000 respectively.

In June of 1998, the Company borrowed approximately $2,700,000 in short term loans from two companies and the borrowings were used primarily to reduce the Company's accounts payable balance. On October 1, 1999, the balance of these loans totaled approximately $1,880,725 and during the quarter ended December 31, 1999, the Board of Directors of the Company authorized the conversion of these short term loans into one year 7% Convertible Promissory Notes of $1,071,225 and $809,500 each, both due on September 30, 2000. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty whether the Company can continue as a going concern.

In fiscal year 2000 the Company continued to operate at a loss and its working capital was substantially reduced. As a result, the Company has formulated a new plan which has as its primary goals 1) generating an operating profit in fiscal 2001, with the turn around complete in the second quarter and 2) positioning the Company as a going concern which can generate positive cash flow starting the fourth quarter and allowing the Company to operate as a significant company in the distribution of home video cassettes, DVD's and general merchandise business. In order to achieve these objectives, the Company proposes to undertake operating changes in fiscal 2001. These include:

o The Company is seeking to obtain additional debt or equity financing. In the event that the Company secures such financing, the first $500,000 to $600,000 will be used to expand the Company's product line and increase sales. Any amounts over this will be used to pay down notes payable related party. There is not an agreement nor assurance to secure any such financing.

o Extended the maturity date for a $100,000 convertible debenture and $150,000 of notes payable related party, convertible debenture, in order to reduce the Company's cash requirements.

o    Convert   approximately    $1,051,000   of   convertible   debentures   and
     approximately   $810,000  of  related  party  notes   payable   convertible
     debentures in order to reduce the Company's cash requirements.

o Convert approximately 50% of the Company's video products to DVD format in order to keep current with existing demand and technology. The new products are estimated to increase overall sales by approximately 18%, which will add to the overall gross profit margin by approximately 13%.

o Reduce operating expense to the lowest level possible, as the Company has relocated its office and warehouse facilities in order to reduce annual rent expense by approximately $250,000.

o Evaluate the lowest level of employee requirements to operate the Company effectively, as the Company has reduced its payroll and payroll related expenses by approximately $350,000.

The Company believes it has adequate cash resources to sustain its operations through the second quarter of fiscal 2001. In the third quarter of fiscal 2001 the Company will require additional financing. However, a back-up plan is being formulated in case this planned financing is not in place when required. The Company will have an alternative cash flow plan to react to this situation. The principal objective of the Company is to implement the above items in fiscal 2001, which will lead to a profitable operation if the items are successfully implemented, and subject to market and other conditions. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

In August of 1999, the Company entered into an agreement with American Champion Media, Inc., for the exclusive rights to distribute a workout video titled "Strong Mind, Fit Body," starring Joe Montana in all formats of video and DVD. The initial term of the agreement is two years. Royalty payments can range between $2.50 to $3.75 depending on the length of the program and quantities sold. The Company completed development of this product in July 2000.

In December of 1999, the Company entered into an agreement with Romagosa International Merchandising, S.L., for a full length animated feature titled "Don Quixote," for the exclusive rights to distribute video and DVD units in the United States and Canada and their possessions. The Company paid advance royalties of $7,500 for the year ended March 31, 2000 and $7,500 in June of 2000.

Beginning in October 1998, the Company entered into a four-year lease expiring in June 2002, for use as executive offices and manufacturing and warehouse facilities for approximately $21,800 monthly. During March 2000, the Company's lessor brought action against the Company to recover delinquent rental payment and penalties arising from the termination of this lease. The action against the Company resulted in a stipulated judgement whereby the Company agreed to pay $72,000.00 at 10% interest by paying $6,600.00 per month for twelve consecutive months beginning April 1, 2000 through March 1, 2001. There is a penalty clause for a failure to pay in a timely manner which increases the total amount to $119,000 with immediate acceleration in the event of a default under the stipulated judgement. The required payments through June, 2000 all have been made in a timely manner and there have been no defaults. The Company leased a sales office space in Freehold, New Jersey for approximately $2,400 per month. This lease was to expire on October 31, 2001, however, the Company in March of 2000 successfully negotiated the termination of this lease by forfeiting the lease rental deposits of $43,572. Rent expense for this facility was approximately $144,774 for the year ended March 31, 2000. It also leased for $9,274 per month office and warehousing space which would expire March 2001. Rent expense for this facility was approximately $111,283 for the year ended March 31, 2000. The Company has entered into a sublease for this space with a subtenant beginning January 1, 1999 which requires the subtenant to pay approximately $9,494 per month from March 1, 1999 through February 2000, and $9,936 per month from March 1, 2000 through March 31, 2001.

Investing
---------
For the years ended March 31, 2000 and 1999, investments in masters and artwork were $64,419 and $72,073, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

At November 28, 1998, ATRE has no binding sales contracts for the remaining parcels of real estate owned by ATRE as these parcels of land continue to be developed for commercial use. Contracts that were pending have not closed due to possible changes in interest rates or possible overall market conditions. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to sell the remaining parcels. In December of 1998, the Company received from a real estate development specialist an aggregate approximate valuation of $5,200,000 for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of such sales contracts of commercial real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. The Company setup a valuation allowance in the quarter ended March 31, 1998, of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 is presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized by the Company with any certainty. At March 31, 1999, no monies were due from ATRE.

The Company in June 1998 borrowed approximately $809,500 from ATRE to finance certain purchases of toy products. During the quarter ended December 31, 1999, the Board of Directors of the Company authorized the conversion of the amount borrowed of $809,500 into a one year 7% Convertible Promissory Note due on September 30, 2000. During the year ended March 31, 2000, the Company borrowed $600,500 from ATRE and paid back $81,000. The Company owed ATRE approximately $478,900 in short term notes at March 31, 2000.

On June 2, 1999, ATRE entered into a sale agreement with respect to 0.097 acres of the remaining acres of parcel 1 for approximately $600,000 and in September 1999, entered into a sales agreement for remaining 0.091 acres parcel of parcel 1 for approximately $550,000. During June 2000, the sales agreement for $600,000 entered into on June 2, 1999 was canceled by the buyer who forfeited the $25,000 purchase deposit to ATRE. The ability of the remaining agreement to close or for the Company to realize as of March 31, 2000, its share of the net proceeds to the Company, however, are uncertain and is subject to certain contingencies.


Financing
---------

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

On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 financing arrangement. This arrangement is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.18% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest expense from December 1997 through March 31, 1998 was approximately $27,500. Interest for the years ended March 31, 2000 and 1999 were approximately $419,000 and $478,000, respectively.

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

As of March 31, 1997, the 10% Debentures of $290,000 were converted into 1,450,000 shares of the Company's common stock by several off shore companies under Regulation S and $967,988 of convertible promissory notes payable were outstanding and in default by the Company. Interest expense of $97,000 and $24,702 was recorded for the years ended March 31, 1998 and 1997. Subsequent to September 30, 1997, the Company negotiated a one year extension agreement and agreed to add 15% to the note as a deferred financing cost of $110,721.


In October 1997, the Company borrowed $360,000 from an unaffiliated entity with interest at 10% per year. At March 31, 1998, $185,208 was outstanding on this obligation. This note was repaid in September of 1998 by weekly payments of $7,500. Interest expense for the years ended March 31, 1999 and 1998 was $4,712 and $12,708, respectively.

During fiscal March of 1998, the 10% Debentures of $229,848 were converted into 6,037,668 shares of the Company's common stock. In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock. This brought total conversions of $611,598 of debentures into 10,310,745 shares as of November 2, 1998.

For the year ended March 31, 1999, the Company amortized $84,587, as a non-cash financing cost, for the convertible debentures which is classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property.

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

The Company negotiated and intended in July of 1999 to convert this outstanding related party payables into shares of the Company's common stock. On August 5, 1999, the option to convert was canceled.

In July of 1998, the Company raised $80,000 from the exercise of warrants for a total 1,800,000 shares of the Company's common stock.

On November 2, 1998, the 10% Debentures with a balance of $831,436 were reinvested into a new note for $921,851 for a new two year term expiring October 31, 2000 with interest of 10% and an extension bonus of $175,000, due November 1999 which bears interest at 2.5% per annum payable $50,000 per month after payment of all prior interest and the restructured note. The repayment term was a weekly amount of $6,250 in 1998 and $12,500 in the years 1999 and 2000. In addition there was an acceleration clause of repayments for certain events and a 5% late charge for any delinquent payments. The notes contain an option to convert the principal and interest balance into common stock of the Company subject to certain pricing calculations. Collateral security included all assets of the Company and personal collection guarantee as additional security to the holder after subordination to the primary lender. During the quarter ended December 31, 1999, the holder converted the $175,000 extension bonus into 3,500,000 shares of the Company's common stock.

In February of 1999, the Company converted $640,000 of the 10% Debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. During the quarter ended December of 1999, the Company converted the $175,000 extension bonus into 3,500,000 shares of common stock. The Company amortized $20,000 and $155,000 of the extension bonus as a financing expense for the year ended March 31, 1999 and March 31, 2000, respectively. During the year ended March 31, 2000, $175,000 extension bonus and accrued interest of $13,125 was converted into 3,500,000 shares of the Company's common stock.

In March and June 1999, the Company issued into callable convertible notes for $50,000 and $100,000 with James Lu and Jeffrey I. Schillen, respectively. The debentures bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lenders at a conversion rate of $0.05 per share. As of March 31, 2000, neither of the debentures had been converted. Since the June note was convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest. The additional amount of interest was calculated to be $167,200, of which $139,333 has been expensed in 2000, and the remainder of $27,867 has been capitalized and is being expensed pro rata over the remaining life of the debenture.

In March of 1999, the Company received a total of $150,000 from three investors and issued promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes could be used as proceeds for the exercised options held by the investors. During the year ended March 31, 2000, the note holders used the $150,000 and accrued interest of $2,500 as funds to exercise their common stock options for a total aggregate of 3,000,000 shares of the Company's common stock. In March and April of 1999, the Company entered into two convertible notes for $100,000 and $50,000, respectively. The debentures bear interest at 10% with principal and interest due on the first anniversary of the date of issuance. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share. As of March 2000, one investor converted the $50,000 note into 1,000,000 shares of the Company's common stock. As of March 31, 2000, the outstanding balance of convertible debentures was 100,000, which the lender extended the due date to March 2001. Since the $50,000 debenture was convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest. The additional amount of interest was calculated to be $17,500, which has been expensed in 2000. On June 2, 1999, the Company was advised by the convertible debenture holders of the $100,000 note to waive receipt of bimonthly principal payments and to continue to receive the bimonthly interest only payments.

On April 12, 1999, the Company engaged three consultants for a period of one year each to provide managerial and strategic planning for financial matters and expansion of the Company. The consultants received options to purchase and aggregate of 6,000,000 shares of the Company's common stock exercisable at $0.05 per share in exchange for services to be rendered and the options shall expire on April 11, 2000. The options had an aggregate fair value at date of grant of approximately $292,000. These options were exercised in April 1999, by the forgiveness of $150,000 of notes payable, executed in March 1999 and cash proceeds of $150,000.

On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's President, as a bonus, options to purchase 2,500,000 and 1,000,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. Since the options are accounted for under APB 25 and the exercise price is below market, the Company has expensed the aggregate intrinsic value at date of grant of approximately $410,000.

On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's V.P. of Sales and Marketing, as a bonus, options to purchase 500,000 and 500,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. Since the options are accounted for under APB 25 and the exercise price is below market, the Company has expensed the aggregate intrinsic value at date of grant of approximately $110,000.

On August 2, 1999, the Company engaged two consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 1,965,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on August 2, 2000. The options had an aggregate fair value at date of grant of approximately $202,000. The options were exercised during the year ended March 31, 2000 by the forgiveness of $36,250 of principal and interest of debt outstanding for 725,000 shares and $50,000 cash and the forgiveness of $12,000 of accounts payable for 1,240,000 shares. [See Note 12]


During the quarter ended December 31, 1999, Board of Directors of the Company authorized the conversion of approximately $1,880,725 in related parties payables into one year 7% Convertible Promissory Notes of $1,071,225 and $809,500 each, both due on September 30, 2000. The terms of the new convertible notes, allow the Company to make partial principal and interest payments from time to time and the holders of the convertible notes have the option to request such payments of the indebtedness evidenced by the notes in either in the lawful money of the United States or in an equivalent value consisting of the Company's common stock, the number of shares, to determined by dividing the payment amount by the average twenty day bid price for the Company's common stock during the twenty trading days prior to the date of such payment date. Also, during the quarter ended December 31, 1999, the related party to which $1,071,225 in related parties payable was owed by the Company, transacted a change in ownership its common stock in which 100% of its outstanding shares of common stock was sold to a non-related and at March 31, 2000, the balance of the Convertible Promissory note to the non-related party was $1,050,775 as a result of the Company recording payments toward note in March 1999, by offsetting $20,450 in money owed to the Company by the non-related party.


On May 11, 2000, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with eight investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 50 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for total consideration of $500,000, or $10,000 per share. The May Davis Group, Inc. ("May Davis"), acted as placement agent for the offering. May Davis received a placement fee of $40,000 and the Company issued warrants to purchase 1,500,000 shares of Common Stock to May Davis and certain designees of May Davis and warrants to purchase 25,000 shares of Common Stock to Butler Gonzalez, LLP, counsel to May Davis. Such warrants are exercisable at a price of $.08 per share.

Commencing August 9, 2000, the Series A Preferred Stock is convertible into shares of the Company's Common Stock and automatically converts into Common Stock on April 12, 2002. The conversion price of our Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. In no event can the Series A Preferred Stock be converted into more than 11,575,000 shares of Common Stock. Additional features of the Series A Preferred Stock include, among other things, a redemption feature at the option of the Company commencing September 8, 2000, of shares of Series A Preferred Stock having a stated value of up to $100,000, a mandatory redemption feature upon the occurrence of certain events such as a merger, reorganization, restructuring, consolidation or similar event, and a liquidation preference over the Common Stock in the event of a liquidation, winding up or dissolution of the Company. The Series A Preferred Stock does not provide any voting rights, except as may be required by law.

Under Registration Rights Agreements the Company entered into with the purchasers of the Series A Preferred Stock, the Company is required to file a registration statement to register the Common Stock issuable upon conversion of the Series A Preferred Stock under the Securities Act to provide for the resale of such Common Stock. The Company is required to keep such registration statement effective until all of such shares have been resold.


Year Ended March 31, 1999 Compared with the Year Ended March 31, 1998
---------------------------------------------------------------------

Results of Operations
---------------------
The Company's net loss for the year ended March 31, 1999 was approximately $1,600,000 as compared to a net loss of approximately $1,500,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $1,400,000.

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


New Authoritative Pronouncements
--------------------------------
In June 1998, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

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

FASB has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

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


Year 2000 Issue
---------------
During the year ended March 31, 2000, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company completed Year 2000 systems modifications and conversions during the year ended March 31, 2000. Costs associated with becoming Year 2000 were not material. At this time, the Company cannot determine the impact that Year 2000 issue will have on its key customers or suppliers. If the Company's customers or suppliers don't convert their systems to become Year 200 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company. As of the date of this report, the Company did not experience any disruption to operations or any other problems relating to the Year 2000 issue.


Impact of Inflation
-------------------
The Company does not believe that inflation had an impact on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.


ITEM 7.  FINANCIAL STATEMENTS.

         See Index to Consolidated Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 14, 2000, the Registrant's independent public accountants, Moore Stephens, P.C. terminated its client-auditor relationship with the Registrant. On January 18, 2000, the Registrant's Board of Director's approved the engagement of Merdinger, Fruchter, Rosen & Corso, P.C. to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending March 31, 2000, replacing the firm of Moore Stephens, P.C. who had been engaged to audit the Company's financial statements for the fiscal years ended March 31, 1996, 1997, 1998, and 1999. The former accountant's opinion contained a going concern disclaimer. Management of the Company knows of no past disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Company's directors and officers are as follows:

Name                           Age     Title
----                           ---     -----
James K.T. Lu.............     53      Chairman of the Board, President, Chief
                                       Executive Officer, Secretary and Director

Jeffrey I. Schillen.......     54      Executive Vice President, Sales and
                                       Marketing and Director

Murray T. Scott...........     78      Director


Background of Executive Officers and Directors

         Set forth below is a description of the backgrounds of the executive officers and directors of the Company.


         James K.T. Lu (Class 2 Director). Mr. Lu has been a director of the Company since February 1989. Mr. Lu was elected as Chairman of the Board, Chief Executive Officer and Secretary of the Company as of March 1, 1990. In July 1991, Mr. Lu was appointed to the additional position of President. In order to involve other executives in the management of the Company, Mr. Lu resigned as President and Chief Executive Officer in September 1991. Mr. Lu was President and Chief Executive Officer of the California Subsidiary from 1985 to 1990. In May 1995, Mr. Lu was re-appointed as President of the Company. Mr. Lu received his B.S.I.E. degree from Chung Yuen University Taiwan in 1969, his M.S.I.E. degree from the Illinois Institute of Technology in 1972 and a Master of Business Administration (MBA) from California State University in 1981.

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

         Under the certificate of incorporation of the Company ("Certificate of Incorporation"), the Board of Directors of the Company is divided into three (3) classes, with each class to be elected by the shareholders every three years. The Company's Board presently consists of three (3) directors: one (1) Class 1 director whose term expires in 2003, two (2) Class 2 directors whose terms expire in 2003, which directors were elected for such terms at the Company's annual meeting of shareholders held April 27, 2000. No director of the Company has resigned or declined to stand for re-election due to a disagreement on any matter relating to the Company's operations, policies or practices.


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

         Based solely upon a review of Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its fiscal year ended March 31, 2000, such required reports were all filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth aggregate compensation paid for services rendered to the Company during the last three fiscal years by the Company to its Chief Executive Officer ("CEO" and its one most highly compensated executive officer other than the CEO who served as such at the end of the last fiscal year.

                                   Summary Compensation Table


                                                  Annual Compensation              Long Term Compensation
                                               ------------------------  ------------------------------------------
                                                                           Awards                Payouts
                                                                         ------------ -----------------------------
                                                                         Securities                     All Other
                                                                         Underlying   LTIP Payouts    Compensation
Name and Principal Position          Year      Salary ($)    Bonus ($)   Options (#)       ($)             ($)
--------------------------------     ----      ----------- ------------  ------------ -------------- --------------
James K.T. Lu (1)                    2000        37,500         0             0             0            27,606
  President, Chief Executive         1999       120,000         0             0             0            89,983
  Officer and Secretary              1998        78,350         0             0             0            31,572


Jeffrey I. Schillen (2)              2000        50,000         0             0             0            15,618
  Executive Vice President of        1999       100,000         0             0             0            13,036
  Sales and Marketing                1998        51,500         0             0             0            20,792


(1) Mr. Lu's annual salary is $150,000 during the fiscal year ended March 31, 2000 and he elected to defer until August 2000, a substantial portion of his salary for this period. During March 2000, Mr. Lu waived all of his deferred salary owed as of March 31, 1999 and as of the date of this report, Mr. Lu continues to defer a substantial portion of his salary.

(2) Mr. Schillen's annual salary is $120,000 during the fiscal year ended March 31, 2000 and he elected to defer a substantial portion of his salary for this period. During March 2000, Mr. Schillen waived all of his deferred salary owed as of March 31, 1999, and as of the date of this report, Mr. Schillen continues to defer until August 2000, a substantial portion of his salary.

Option/SAR Grants in Last Fiscal Year
-------------------------------------
         The following table sets forth certain information with respect to the options granted during the year ended March 31, 2000, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                        Number of    Percent of Total
                        Securities     Options/SARs
                        Underlying      Granted to       Exercise
                       Options/SARs    Employees in      or Base     Expiration
Name                    Granted (#)     Fiscal Year     Price($/Sh)     Date
----                   ------------  ----------------   -----------  ----------
James K.T. Lu           2,500,000           56%             0.05      5/24/04
James K.T. Lu           1,000,000           22%             0.10      5/24/04

Jeffrey I. Schillen       500,000           11%             0.05      5/24/04
Jeffrey I. Schillen       500,000           11%             0.10      5/24/04


Aggregate   Option/SAR  Exercises  in  Last  Fiscal  Year  and  Fiscal  Year-End
Option/SAR Values

         The following table sets forth certain information with respect to options exercised during the year ended March 31, 2000 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 1999.

                                                       Number of Securities
                                                      Underlying Unexercised         Value of Unexercised
                                                          Options/SARs             In-the-Money Options/SARs
                            Shares                        At FY-End (#)                   at FY-End ($)
                          Acquired On     Value      ---------------------------   ---------------------------
Name                      Exercise (#)  Realized ($) Exercisable   Unexercisable   Exercisable   Unexercisable
--------------------      ------------  -----------  ------------- -------------   -----------   -------------
James K.T. Lu                  0              0       10,100,000   4,000,000 (1)        0              0
Jeffrey I. Schillen            0              0        2,150,000        0               0              0


(1) Unexercisable options to purchase 4,000,000 shares are exercisable by Mr. Lu upon the occurrence of the following: (i) 2,000,000 shares upon successfully selling all real estate under development by ATRE and (ii) 2,000,000 upon successful completion of a video duplication and fulfillment opportunity and upon the CineChrome Card Business reaching profitability.

Employment Agreements

         In 1991 the Company  entered  into  employment  agreement  with each of
Messrs. Lu and Schillen for annual compensation of $150,000 and $90,000, respectively; both provide for annual adjustments in accordance with the consumer price index, however, effective 1996, Mr. Schillen's annual compensation was increased to $120,000. Consequently, contracted salary levels are at $150,000 for Mr. Lu and $120,000 for Mr. Schillen. Both employment agreements were extended in July 2000 for a period of five years terminating on December 31, 2005. Mr. Lu and Mr. Schillen in March 2000, both waived all of their deferred salaries owed as of March 31, 1999. See "Summary Compensation Table" above, and the notes thereto.

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

         On September 1, 1997 the Company entered into employment agreements with nine other employees holding important positions. The agreements provided for the issuance of an aggregate of 550,000 shares of Common Stock with a fair value of $11,000, as payment for services, warrants for 550,000 shares with an exercise price of $.10 per share and the semi-monthly compensation of approximately $14,000 in the aggregate. On September 1, 1999, the warrants to exercise the 550,000 shares of Common Stock expired. On August 27, 1999, the Company granted warrants of 300,000 shares of Common Stock, which expire on September 1, 2002, at an exercise price of $.10 per share to the five remaining employees with employment agreements.

         None of the employment agreements which the Company has with any of the executives, indicated above provides for any specific compensation to such individuals should their respective employment agreements be terminated prior to expiration of their respective terms.

On June 9, 2000, the Board of Directors of the Company adopted the Company's 2000 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment Corporation through the issuance of shares of Common Stock of the Company, which authorized the Board of Directors of the Company is authorized to sell or award up to 13,000,000 shares and/or options of the Company's Common Stock, no par value. The Plan is administered by the Board of Directors which has the discretion to determine the grantees, the number of shares, the of each grant, the consideration for the shares and such other terms and conditions as the Board may determine. The Plan terminates on May 31, 2001.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of June 30, 2000, with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company; and (iv) all directors and executive officers as a group. Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.

                                                                                               Percentage of Common
                                                                                                 Stock Assuming
                                        Common Stock         Percentage of       Preferred        Conversion of
 Name (1)                                  Owned             Common Stock     Stock Owned (2)   Preferred Stock (3)
 ----                                   ------------         -------------    ---------------  --------------------
 James K.T. Lu (4)                        20,444,960             19.78%           209,287         20.18%
 Diamond Entertainment Corporation
 800 Tucker Lane
 Walnut, CA 91789

 Jeffrey I. Schillen (5)                   7,005,750              6.78%            36,282          6.84%
 Diamond Entertainment Corporation
 48 St. Lawrence Way
 Marlboro, NJ 07746

 Murray T. Scott (6)                       1,300,000              1.26%            75,796          1.40%
 Diamond Entertainment Corporation
 800 Tucker Lane
 Walnut, CA 91789

 All directors and officers as a          28,750,710             27.82%           321,365         28.42%
 group (3 persons) (7)

----------------

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Security Exchange Act of 1934, as amended, and is generally determined by voting and/or investment power with respect to securities. Unless otherwise noted, all shares of common stock listed above are owners of record by each individual named as beneficial owner and such individual has sole voting and disposition power with respect to the shares of common stock owned by each of them. Such person or entity's percentage of ownership is determined by assuring that any option, warrants or convertible securities held by such person or entity which are exercisable or convertible with 60 days from the date hereof have been exercised or converted as the case any be.

(2) The Preferred Stock entitles the holder to 1.95 votes for each share owned and each share may be converted into 1.95 shares of Common Stock.

(3)  Assumes conversion of shares of Preferred Stock beneficially owned.

(4) Mr. Lu is President, Chief Executive Officer, Secretary and a director of the Company. Includes 14,100,000 shares of Common Stock issuable upon exercise of warrants, options and convertible notes

(5) Mr. Schillen is the Executive Vice President and a director of the Company. Includes 4,150,000 shares of Common Stock issuable upon exercise of warrants, options and convertible notes.

(6) Mr. Scott is a director of the Company. Includes 250,000 shares of Common Stock issuable upon exercise of warrants .

(7) Represents 10,250,710 shares of Common Stock outstanding and 18,500,000 shares of Common Stock issuable upon exercise of warrants or options.


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

         On August 25, 1997 the Company executed a consulting agreement with Murray T. Scott, a director of the Company, for long term strategic planning including development of marketing strategies and development and acquisition of new products. Mr. Scott's consulting agreement has a term of two years. As compensation under the agreement, Mr. Scott was issued 250,000 shares of Common Stock, and warrants to purchase an additional 250,000 shares of Common Stock at an exercise price of $0.10 per share. Such warrants expired on August 25, 1999.

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

         In November and December 1997, Messrs. Lu and Schillen each guaranteed the obligations of the Company under a new line of credit established with a financial institution.

         In June of 1998, the Company borrowed approximately $2,700,000 in short term loans from two companies and the borrowings were used primarily to reduce the Company's accounts payable balance. On October 1, 1999, the balance of these loans totaled approximately $1,880,725 and during the quarter ended December 31, 1999, the Board of Directors of the Company authorized the conversion of these short term loans into one year 7% Convertible Promissory Notes of $1,071,225 and $809,500 each, both due on September 30, 2000. The Company intends to utilize future debt or equity financing or debt to equity conversions to help satisfy past due obligations and to pay down its debt obligations and at March 31, 2000, the balances of these notes were approximately $1,051,000 and $809,500, respectively.

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

        On July 15, 1998, the Company incorporated Galaxynet International, Inc. ["GalaxyNet"] in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet intended to develop and sell internet gaming software and intended to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wagers from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 2,000,000 options to the Chief Executive Officer exercisable at $.10 in connection with this project. On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between $3,000,000 and $10,000,000 with an enterprise who would be paid the sum of 15% of the aggregate proceeds and receive options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share. The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently canceled the project and refunded the $250,000 to the investor and canceled all the project related options in November 1998. The company incurred expenses on behalf of GalaxNet for fiscal 1999 of approximately $30,000.

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

         On November 2, 1998, the 10% Debentures with a balance of $848,861 were reinvested into a new note for $921,851 for a new two year term expiring October 31, 2000 with interest of 10% and an extension bonus of $175,000, which caries interest of 1.5% per annum payable $50,000 per month after payment of all prior interest and the restructured note. The repayment term was a weekly amount of $6,250 and $12,500 in the years 1999 and 2000.

         On January 10, 1999, the Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received option to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. The Company recorded deferred consulting costs of $31,000 and amortized $27,200 and $3,800 for the years ended March 31, 2000 and 1999, respectively. These options were exercised in February of 1999 for proceeds to the Company of $275,000.

         In February of 1999, the Company converted $640,000 of the the 10% Debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized $20,000 and $155,000 of the extension bonus as a financing expense for the year ended March 31, 1999 and March 31, 2000, respectively. During the year ended March 31, 2000, $175,000 extension bonus and accrued interest of $13,125 was converted into 3,500,000 shares of the Company's common stock.

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

         In March and June 1999, the Company issued callable convertible notes for $50,000 and $100,000 to James Lu and Jeffrey I. Schillen, respectively. The debentures bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lenders at a conversion rate of $0.05 per share. As of March 31, 2000, neither of the notes had been converted.

         In March of 1999, the Company received a total of $150,000 from three investors and issued promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes could be used as proceeds for the exercised options held by the investors. During the year ended March 31, 200, the note holders used the $150,000 and accrued interest of $2,500 as funds to exercise their common stock options for a total aggregate of 3,000,000 shares of the Company's common stock.

         In March and April of 1999, the Company entered into two convertible debentures for $100,000 and $50,000, respectively. The debentures bear interest at 10% with principal and interest due on the first anniversary of the date of issuance. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share. As of March 2000, one investor converted the $50,000 note into 1,000,000 shares of the Company's common stock. As of March 31, 2000, the outstanding balance of convertible debentures was 100,000, which the lender extended the due date to March 2001.

         On April 12, 1999, the Company engaged three consultants for a period of one year each to provide managerial and strategic planning for financial matters and expansion of the Company. The consultants received options to purchase an aggregate of 6,000,000 shares of the Company's common stock exercisable at $0.05 per share in exchange for services to be rendered and the options shall expire on April 11, 2000. The options had an aggregate fair value at date of grant of approximately $292,000. These options were exercised in April 1999, by the forgiveness of $150,000 of notes payable, executed in March 1999 and cash proceeds of $150,000.

     On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's President, as a bonus, options to purchase 2,500,000 and 1,000,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. Since the options are accounted for under APB 25 and the exercise price is below market, the Company has expensed the aggregate intrinsic value at date of grant of approximately $410,000.

     On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's V.P. of Sales and Marketing, as a bonus, options to purchase 500,000 and 500,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. Since the options are accounted for under APB 25 and the exercise price is below market, the Company has expensed the aggregate intrinsic value at date of grant of approximately $110,000.

         During the quarter ended December 31, 1999, Board of Directors of the Company authorized the conversion of approximately $1,880,725 in related parties payables into one year 7% Convertible Promissory Notes of $1,071,225 and $809,500 each, both due on September 30, 2000. The terms of the new convertible notes, allow the Company to make partial principal and interest payments from time to time and the holders of the convertible notes have the option to request such payments of the indebtedness evidenced by the notes in either in the lawful money of the United States or in an equivalent value consisting of the Company's common stock, the number of shares, to determined by dividing the payment amount by the average twenty day bid price for the Company's common stock during the twenty trading days prior to the date of such payment date. Also, during the quarter ended December 31, 1999, the related party to which $1,071,225 in related parties payable was owed by the Company, transacted a change in ownership its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party and at March 31, 2000, the balance of the Convertible Promissory note to the non-related party was $1,050,775 as a result of the Company recording payments toward note in March 1999, by offsetting $20,450 in money owed to the Company by the non-related party.

         On June 9, 2000, the Company entered into three consulting agreements that will terminate on May 31, 2001, whereby the consultants will provide consulting service for the Company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 7,300,000 of the Company's common stock exercisable at $.035 per share in exchange for services to be rendered and the options shall expire on May 31, 2001. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of a obligation of $10,000 in principal and interest owed to the same consultant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         The following is a list of exhibits filed as part of this filing. Where so indicated by footnote, the exhibits have been previously filed and are hereby incorporated by reference.

Exhibit
Number            Description
--------          -----------
3.1    (4)     Certificate of Incorporation, as amended.

3.1.2  (1)     Certificate of Amendment to Certificate of  Incorporation  of
               Diamond  Entertainment  Corporation  filed  with the State of New
               Jersey State Treasurer on May 11, 2000

3.1.3  (1)     Certificate of Amendment to Certificate of  Incorporation  of
               Diamond  Entertainment  Corporation  filed  with the State of New
               Jersey State Treasurer on July 6, 2000.

3.2    (4)     By-laws, as amended.

4.1    (4)     Certificate for shares of Common Stock.

10.1  (3)(2)   Employment Agreement effective as of January 1, 1991 between the
               Company and James K.T. Lu, and Amendment No. 1 to Employment
               Agreement,  dated September 1, 1997

10.2  (3)(2)   Employment  Agreement  effective  as of August  16,  1991
               between the Company and Jeffrey I. Schillen, and Amendment No.1 to Employment Agreement, dated September 1, 1997.

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

10.8   (6)     Consulting  Agreement dated August 25, 1997 among the Company and Bruce W. Barren and the EMCO/Hanover Group.

Exhibit
Number            Description
--------          -----------
10.9   (6)     Employment Agreements dated as of September 1, 1997, between the
               Company and various employees.

10.10  (3)     Standard  Sublease  Agreement,  dated as of July  30,  1998, between the Company and Shinho Electronics & Communication, Inc., for executive offices on Carmenita Road, Cerritos, California.

10.11  (3)     Standard Industrial/Commercial  Multi-Tenant Lease Agreement,
               dated as of November 1, 1995,  between the Company and  Marquardt
               Associates, for offices on Marquardt Avenue, Cerritos, California

10.12  (3)     Office  Lease  Agreement  dated  October  31, 1997,  between  the
               Company and Freehold-Craig Road Partnership, for offices in Freehold, New Jersey.

10.13  (3)     Form of Sublease  Agreement  between the Company as sublessor and
               Vigor Sports, Inc. as subtenant, for offices on Marquardt Avenue, Cerritos, California.

10.14  (7)     10%  Callable  Convertible Note,  dated  March 22, 1999,  in  the principal amount of $50,000 issued to Mr. Lu.

10.15  (7)     10%  Callable  Convertible  Note,  dated  June  3, 1999,  in  the principal amount of $100,000 issued to Mr. Schillen.

10.16  (1)     Securities  Purchase Agreement dated May 11, 2000 between the
               Company and eight investors concerning the issuance and sale of 50 shares of the Company's Series A Convertible Preferred Stock.

10.17  (1)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Anthony E. Rakos concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.18  (1)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Gerald Holland concerning the issuance and sale of shares the Company's Series A Convertible Preferred Stock

10.19  (1)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Jeffrey Hrutkay, MD concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.20  (1)     Registration  Rights Agreement,  dated May 11, 2000  between  the
               Company and Charles and Jane Adkins concerning the issuance and sale of shares of the Company's Series A Convertible Preferred
               Stock.

10.21  (1)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Gordon D. Mogerley concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

Exhibit
Number            Description
--------          -----------
10.22  (1)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Michelle Levite concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.23  (1)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Ralph Lowry concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.24  (1)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and John Bolliger concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.25  (1)     Consulting Agreement dated June 1, 2000 between  the  Company and
               Peter Benz.

10.26  (1)     Consulting Agreement dated June 1, 2000 between  the  Company and
               S. Michael Rudolph.

10.27  (1)     Consulting Agreement dated June 1, 2000 between  the  Company and
               Owen Naccarato.

10.28  (1)     2000 Stock Option Plan dated June 9, 2000

21.1   (1)     Subsidiaries of the Registrant.

27     (1)     Financial Data Schedule.

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

(4) Incorporated by reference to Registrant's Registration Statement on Form S-18, File No. 33-33997.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed May 16, 1997, File No. 0-17953.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed September 15, 1997, File No. 333-35623.

(7) Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31, 1999, filed July 14, 1999, File Number 0-17953 and Annual Report on Form 10-KSB/A for the year March 31, 1999, filed August 23, 1999, File Number 0-17953.

     (b) Reports on Form 8-K

         The Company filed on January 24, 2000 a current report on Form 8-K, File No. 000-17953, dated January 14, 2000, which reported that the Company's independent public accountants, Moore Stephens, P.C. terminated its client-auditor relationship with the Registrant on January 14, 2000 and further reported that on January 18, 2000, the Company's Board of Director's approved the engagement of Merdinger, Fruchter, Rosen & Corso, P.C. to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending March 31, 2000, replacing the firm of Moore Stephens, P.C. who had been engaged to audit the Company's financial statements for the fiscal years ended March 31, 1996, 1997, 1998, and 1999. The former accountant's opinion contained a going concern disclaimer. Management of the Company knows of no past disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      -----

The following consolidated financial statements are included in Item 7:


INDEPENDENT AUDITORS' REPORT                                         F-2


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000                      F-3 - F-4


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
    MARCH 31, 2000 AND 1999                                          F-5


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE
    YEARS ENDED MARCH 31, 2000 AND 1999                              F-6 - F-7


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED
    MARCH 31, 2000 AND 1999                                          F-8 - F-10


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-11 - F-39

                          INDEPENDENT AUDITORS' REPORT



TO THE STOCKHOLDERS' AND BOARD OF DIRECTORS OF
DIAMOND ENTERTAINMENT CORPORATION

We have audited the accompanying consolidated balance sheet of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The consolidated financial statements of Diamond Entertainment Corporation and Subsidiaries as of March 31, 1999 were audited by other auditors whose report dated June 16, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses and negative cash flow from operations, as well as a working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                   Certified Public Accountants

Los Angeles, California
July 13, 2000

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000


        ASSETS
CURRENT ASSETS
  Accounts receivable, net of allowance for
    doubtful accounts of $137,750                                  $    421,196
  Inventories                                                         1,094,878
  Deferred consulting costs                                             255,013
  Prepaid expenses and other current assets                             116,456
                                                                  --------------
    Total current assets                                              1,887,543

FURNITURE AND EQUIPMENT, net                                            266,570
FILM MASTERS AND ARTWORK, less
  accumulated amortization of $3,813,596                                114,424
OTHER ASSETS
  Investment                                                             50,000
  Other assets                                                           60,982
                                                                    -----------
      TOTAL ASSETS                                                  $ 2,379,519
                                                                    ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET (continued)
                                 MARCH 31, 2000


        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Book overdraft                                                  $      19,428
  Accounts payable and accrued expenses                               1,486,143
  Financing agreement payable                                           909,131
  Notes payable - current portion                                       125,762
  Related parties-notes and advances payable -
    current portion                                                   1,543,841
  Convertible debentures - current portion                            1,050,775
  Capital lease obligations - current portion                            28,742
                                                                  --------------
    Total current liabilities                                         5,163,822

LONG-TERM LIABILITIES
  Notes payable, less current portion                                    63,872
  Related parties-notes and advances payable - less
    current portion                                                     100,000
  Convertible debentures, less current portion                          100,000
  Capital lease obligations, less current portion                        17,912
                                                                  --------------
      TOTAL LIABILITIES                                               5,445,606

COMMITMENTS AND CONTINGENCIES (Note 12)                                       -

STOCKHOLDERS' DEFICIENCY
  Convertible preferred stock, no par value;
    5,000,000 shares authorized; 483,251 issued
    (of which 172,923 are held in treasury)                             376,593
  Common stock, no par value; 100,000,000 shares
    authorized; 62,334,049 issued and outstanding                    12,822,717
  Accumulated deficit                                               (16,216,594)
  Treasury stock                                                    (    48,803)
                                                                  --------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                  ( 3,066,087)
                                                                  -------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
          DEFICIENCY                                              $   2,379,519
                                                                  =============

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Year Ended
                                                              March 31,
                                                   ----------------------------
                                                        2000            1999
                                                   ------------   -------------
SALES-net                                         $   3,828,261   $   4,549,525

COST OF GOODS SOLD                                    3,437,976       3,020,405
                                                  -------------   -------------
GROSS PROFIT                                            390,285       1,529,120

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          3,965,176       2,907,138
                                                  -------------   -------------
LOSS FROM OPERATIONS                               (  3,574,891)   (  1,378,018)
                                                  -------------   -------------

OTHER INCOME (EXPENSE)
  Interest expense                                 (    418,524)  (     477,637)
  Other income                                           14,316          48,262
  Valuation adjustment for investment                         -         138,773
                                                  -------------   -------------
    Total other income (expense)                   (    404,208)  (     290,602)
                                                  -------------   -------------

LOSS BEFORE INCOME TAXES                           (  3,979,099)   (  1,668,620)

INCOME TAXES                                                  -               -
                                                  -------------   -------------

NET LOSS FROM CONTINUING OPERATIONS                (  3,979,099)   (  1,668,620)

EXTRAORDINARY INCOME - Forgiveness of debt,
  net of tax effect of $0                                     -          65,968
                                                  -------------   -------------
NET LOSS                                          $(  3,979,099)  $(  1,602,652)
                                                  =============   =============

LOSS PER SHARE, basic and diluted
  CONTINUING OPERATIONS                           $(       0.07)  $(       0.05)
  EXTRAORDINARY INCOME                                        -               -
                                                  -------------   -------------
  NET LOSS                                        $(       0.07)  $(       0.05)
                                                  =============   =============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted                       59,375,234       34,392,178
                                                  =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                    DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


                                                           Convertible
                                                          Preferred Stock              Common Stock        Additional
                                                       --------------------     ------------------------    Paid-in
                                                       Shares       Amount        Shares       Amount       Capital
                                                       -------    ---------     ----------  ------------  -------------
Balance at March 31, 1998                              483,251    $ 376,593     28,753,250  $ 10,417,647  $(  1,210,231)

   Convertible principal debt converted June 1998            -            -      2,823,077        91,750              -
   Convertible principal debt and interest converted
     February 1999                                           -            -     11,018,179       903,076              -
   Options issued to consultants in January and
     February 1999                                           -            -              -             -         33,000
   Consulting expense                                        -            -              -             -              -
   Options issued for guarantee of debt                      -            -              -             -         10,000
   Options issued for fulfillment of order                   -            -              -             -          5,000
   Consulting expense - February 1999 for change in
     Exercise price                                          -            -              -             -          6,000
   Exercise of options and warrants                          -            -      6,500,000       355,000              -
   Settlement agreement                                      -            -      1,499,523        30,000              -
   Shares issued in lieu of commission                       -            -         25,000         4,500              -
   Net loss                                                  -            -              -             -              -
                                                       -------    ---------     ----------  ------------  -------------

Balance at March 31, 1999                              483,251      376,593     50,619,029    11,801,973   (  1,156,231)
    Correction of error                                      -            -              -       111,200              -
                                                       -------    ---------     ----------  ------------  -------------

Balance at March 31, 1999 - corrected                  483,251      376,593     50,619,029    11,913,173   (  1,156,231)
   Elimination of additional paid-in capital                 -            -              -   ( 1,156,231)     1,156,231
   Consulting expense                                        -            -              -             -              -
   Interest for convertible debentures                       -            -              -       184,400              -

   Exercise of common stock options:

     Cash                                                    -            -      4,000,000       200,000              -
     Settlement of debt and interest                         -            -      7,225,000       376,875              -
     Settlement of accounts payable                          -            -        490,000        24,500              -
   Options issued for consulting services                    -            -              -       660,000              -
   Options issued for officers compensation                  -            -              -       620,000              -
   Net loss                                                  -            -              -             -              -
                                                       -------    ---------     ----------  ------------  -------------
Balance at March 31, 2000                              483,251    $ 376,593     62,334,029  $ 12,822,717  $           -
                                                       =======    =========     ==========  ============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                                    DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (continued)
                                       FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                                        Treasury
                                                                          Stock                          Total
                                                        Accumulated     Preferred       Deferred     Stockholders'
                                                          Deficit        At Cost         Costs        Deficiency
                                                        ------------   ------------   ------------   ------------
Balance at March 31, 1998                               $(10,634,843)  $  (  48,803)  $(   94,180)   $(1,193,817)

   Convertible principal debt converted June 1998                  -              -             -         91,750
   Convertible principal debt and interest converted
     February 1999                                                 -              -             -        903,076
   Options issued to consultants in January and
     February 1999                                                 -              -    (   33,000)             -
   Consulting expense                                              -              -        79,000         79,000
   Options issued for guarantee of debt                            -              -             -         10,000
   Options issued for fulfillment of order                         -              -             -          5,000
   Consulting expense - February 1999 for change in
     Exercise price                                                -              -             -          6,000
   Exercise of options and warrants                                -              -             -        355,000
   Settlement agreement                                            -              -             -         30,000
   Shares issued in lieu of commission                             -              -             -          4,500
   Net loss                                              ( 1,602,652)             -             -     (1,602,652)
                                                        ------------   ------------   ------------   ------------


Balance at March 31, 1999                                (12,237,495)   (    48,803)  $     48,180)   (1,312,143)
    Correction of error                                            -              -             -        111,200
                                                        ------------   ------------   ------------   ------------

Balance at March 31, 1999 - corrected                    (12,237,495)   (    48,803)     (  48,180)   (1,200,943)
   Elimination of additional paid-in capital                       -              -             -              -
   Consulting expense                                              -              -         48,180        48,180
   Interest for convertible debentures                             -              -             -        184,400

   Exercise of common stock options:

     Cash                                                          -              -             -        200,000
     Settlement of debt and interest                               -              -             -        376,875
     Settlement of accounts payable                                -              -             -         24,500
   Options issued for consulting services                          -              -             -        660,000
   Options issued for officers compensation                        -              -             -        620,000
   Net loss                                              ( 3,979,099)             -             -     (3,979,099)
                                                        ------------   ------------   ------------   ------------

Balance at March 31, 2000                               $(16,216,594)  $ (   48,803)  $         -    $(3,066,087)
                                                        ============   =============  ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Year Ended
                                                                       March  31,
                                                               --------------------------
                                                                   2000          1999
                                                               -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(3,979,099)  $ (1,602,652)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
      Depreciation and amortization                                279,038        502,270
      Provision for doubtful accounts                           (   51,205)       307,013
      Inventory reserve                                            176,386        500,000
      Reduction of exercise price to consultants                         -          6,000
      Issuance of stock as compensation and other fees                   -         15,000
      Issuance of stock options as compensation and other fees   1,024,987              -
      Valuation adjustment of investment                                 -     (  138,773)
      Changes in assets and liabilities
      (Increase) decrease
       Accounts receivable                                         423,055         81,449
       Inventories                                                 891,177      1,121,231
       Deferred consulting costs                                    66,425              -
       Prepaid expenses and other current assets                   281,786         20,173
       Other assets                                                216,401          7,547
       Accounts receivable - related party                               -         29,684
      Increase (decrease)
       Accounts payable and accrued expenses                       199,368     (1,720,779)
       Accrued interest                                             29,997              -
                                                               -----------   ------------
Net cash used in operating activities                           (  441,684)    (  871,837)
                                                               -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Repayments by ATRE                                                     -        588,773
  Purchase of property and equipment                            (   18,506)    (  109,558)
  Purchase of masters and artwork                               (   66,420)    (   72,073)
  Loans receivable                                                       -         30,701
                                                               -----------   ------------

Net cash provided by (used in) investing activities            $(   84,926)  $    437,843
                                                               -----------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                  For the Year Ended
                                                                       March  31,
                                                               --------------------------
                                                                   2000          1999
                                                               -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in book overdraft                        $(  133,549)  $    152,977
  Net repayments of financing agreement                         (  224,076)             -
  Proceeds from notes payable                                       35,000      6,938,954
  Payments of notes payable                                     (  191,570)    (7,208,630)
  Proceeds from notes payable related party                        784,341              -
  Payments of notes payable related party                                -     (   50,000
  Proceeds from convertible debentures                              50,000        300,000
  Payment of convertible debentures                             (   16,370)             -
  Payments on capital leases                                    (   25,240)    (   11,763)
  Proceeds from the exercise of options                            200,000        355,000
                                                               -----------   ------------
Net cash provided by financing activities                          478,536        476,538
                                                               -----------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (   48,074)        42,544

CASH AND CASH EQUIVALENTS -
   BEGINNING OF YEAR                                                48,074          5,530
                                                               -----------   ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                        $         -   $     48,074
                                                               ===========   ============

SUPPLEMENTAL INFORMATION:
    Interest paid                                              $   237,000   $    300,000
                                                               ===========   ============
    Income taxes paid                                          $         -   $          -
                                                               ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In 1998, the Company recorded $75,000 in deferred costs for the fair value of shares granted to officers of the Company for deferral of 90% of their salaries in 1998 and amortized $25,000 and $50,000 for the years ended March 31, 1999 and 1998.

In February of 1999, the Company negotiated a $175,000 extension payment whereby the Company amortized $155,000 and $20,000 as financing expense for the years ended March 31, 2000 and 1999.

During Fiscal 1998, the Company granted warrants in connection with consulting agreements and recorded $100,000 in deferred consulting costs and expensed $19,180 and $50,000 for the years ended March 31, 2000 and 1999.

In July and August of 1998, the Company granted options to the Chief Executive Officer for 6,000,000 shares of common stock exercisable at $0.10 per share and recorded non-cash compensation expense of $15,000.

During fiscal 1999, $994,826 in convertible debentures were converted into 13,841,256 shares of common stock.

During fiscal 1999, the Company granted options for 4,950,000 shares of common stock in connection with four consulting agreements executed in the fourth quarter of fiscal 1999 and recorded $33,000 in deferred consulting costs whereby $29,000 and $4,000 was expensed in the years ended March 31, 2000 and 1999.

During fiscal 1999, there were retirements of film masters and artwork for approximately $70,686. In addition in fiscal 1999, the Company retired an auto with a book value of approximately $22,000.

During the year ended March 31, 1999, the Company entered into capital lease agreements for equipment totaling approximately $70,000.

During fiscal 2000, $994,826 of notes payable and accrued interest and $24,500 of accounts payable were converted into 7,225,000 and 490,000, respectively, shares of the Company's common stock. Also, the Company granted options for 14,465,000 shares of its common stock in connection with consulting agreements and officer compensation. The options were valued at $1,280,000 of which $1,024,987 was expensed and the remainder of $255,013 was deferred and to be expensed in fiscal 2001.

During fiscal 2000, $1,860,275 of accounts payable to related parties was converted into two separate convertible debentures for i) $1,050,775 issued to an unrelated third party, and ii) $809,500 issued to a related party. Also, the Company entered into a legal settlement for the termination of its office lease. The settlement agreement was for the Company's issuance of a $72,000 promissory note payable at 12 monthly payments of $6,600 with interest at 10%.

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business
          ------------------
          The Company is in the business of distributing and selling videocassettes, general merchandise, patented toys, furniture, and Cine-Chrome gift cards, through normal distribution channels throughout the United States and through a web site. At March 31, 2000 and 1999, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources. These product lines have been reflected as two reportable segments, video products and general merchandise, described as follows:

          Video Programs and Other Licensed Products - The Company distributes and sells videocassette titles including certain public domain programs and certain licensed programs. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. Also, in September of 1998, the Company entered into a distribution agreement for a new product called Cine-Chrome utilizing classic images of licensed properties.

          General Merchandise - The Company, through its wholly owned subsidiary, Jewel Products International, Inc. ("JPI"), purchases and distributes toy products to mass merchandisers in the U.S., which commenced in fiscal 1999. The Company offers the toy products for limited sales periods and as demand for products change the Company switches to newer and more popular products.

          Principles of Consolidation
          ---------------------------
          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

          Basis of Presentation
          ---------------------
          As reflected in the accompanying consolidated financial statements, the Company has had recurring losses from operations, negative cash flow from operations, its current liabilities exceed its current assets and the Company is delinquent in payment of certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Basis of Presentation (Continued)
          ---------------------
          In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

          Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

          o The Company is seeking to secure a line of credit. The Company will require $500,000 to expand the Company's product line (DVD products) and in turn increase sales; any amounts over $500,000 will be used to pay down related parties-notes and advances payable.

          o Extended the maturity date for a $100,000 convertible debenture and $150,000 of related parties-convertible debentures in order to reduce the Company's cash requirements.

          o Convert to common stock $1,051,000 of convertible debentures and $810,000 of related parties-convertible debentures in order to reduce the Company's cash requirements.

          o Convert approximately 50% of the Company's video products to DVD format in order to keep current with existing demand and technology. The new products are estimated to increase overall sales by approximately 18%, which will add to the overall gross profit margin approximately 13%.

          o Reduce operating expense to the lowest level possible, as the Company has relocated its office and warehouse facilities in order to reduce annual rent expense by approximately $250,000.

          o Evaluate the lowest level of employee requirements to operate the Company effectively, as the Company has reduced its annual payroll and payroll related expenses by approximately $350,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Fair Value of Financial Instruments
          -----------------------------------
          For certain of the Company's financial instruments, including accounts receivable, book overdraft and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

          Cash and Cash Equivalents
          -------------------------
          Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company has no cash equivalents.

          Concentrations of Credit Risk
          -----------------------------
          Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of March 31, 2000, with financial institutions subject to a credit risk beyond the insured amount.

          Inventories
          -----------
          Inventories are stated at the lower of FIFO (first-in, first-out) cost
          or  market,  and  consist  of  videocassettes,   general  merchandise,
          patented toys, furniture, and Cine-Chrome gift cards.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Furniture and Equipment
          -----------------------
          Furniture and equipment are presented at historical cost less accumulated depreciation. Depreciation is computed by the straight-line method for all furniture, fixtures, and equipment over 5 years, which represents the estimated useful lives of the respective assets. Leasehold improvements are being amortized over the lesser of their estimated useful lives or the term of the lease.

          Film Masters and Artwork
          ------------------------
          The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period. Film masters consist of original "masters", which are purchased for the purpose of reproducing videocassettes that are sold to customers. The Company periodically analyzes the estimates of future revenues for each master and, if necessary, a revision is made to amortization rates and a write down to net realizable value may occur. The net film masters and artwork are presented on the balance sheet at the net realizable value for each master.

          Impairment of Long-Lived Assets
          -------------------------------
          In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

          Revenue Recognition
          -------------------
          The Company records sales when products are shipped to customers and are shown net of estimated returns and allowances.

          Advertising Costs
          -----------------
          Advertising costs are expensed as incurred. Advertising costs were approximately $44,500 and $54,700 for the years ended March 31, 2000, and 1999, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Stock Based Compensation
          ------------------------
          The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes compensation expense related to options issued under the Company's employee stock option plan, if options are granted at a price below market price on the date of grant.

          In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

          For non-employee stock based compensation the Company recognizes an expense in accordance SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

          Income Taxes
          ------------
          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2000 and 1999, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Net Loss Per Share
          ------------------
          The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2000 and 1999, the weighted average common shares outstanding would have been increased by 19,004,000 and 14,004,000 shares if the issued and exercisable stock options would have been dilutive.

          Impact of Year 2000 Issue
          -------------------------
          During the year ended March 31, 2000, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company completed Year 2000 systems modifications and conversions during the year ended March 31, 2000. Costs associated with becoming Year 2000 compliant were not material. At this time, the Company cannot determine the impact that Year 2000 issue will have on its key customers or suppliers. If the Company's customers or suppliers don't convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

NOTE 2 - CORRECTION OF ERROR

          In March 1999, the Company issued a convertible debenture for $100,000 to an unrelated third party and a $50,000 convertible debenture to the Company's president. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below the current market of the Company's common stock on the date of issuance of the debentures, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest. The additional amount of interest was calculated to be $73,600 and $37,600, respectively, which is to be expensed over the one-year life of the debentures. The Company did not record the effect of this matter on its 1999 financial statements. The effect on the 1999 financial statements would have been a $111,200 increase in common stock and a corresponding increase in prepaid expenses and other current assets as of March 31, 1999 and no effect on the statement of operations for the year ended March 31, 1999. The $111,200 was expensed during the year ended March 31, 2000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 3 - ACCOUNTS RECEIVABLE

          Accounts  receivable  at March 31, 2000 net of allowance  for doubtful accounts were approximately $420,000. Substantially all of the accounts receivable at March 31, 2000 have been pledged as collateral for the Company's financing agreement (see Note 8).

NOTE 4 - INVENTORIES

          Inventories consisted of the following as of March 31, 2000:

                  Raw materials                   $   525,209
                  Finished goods                    1,246,055
                                                  -----------
                                                    1,771,264
                  Less: valuation allowance           676,386
                                                  -----------
                  Inventories, net                $ 1,094,878
                                                  ===========

          Allowance
          ---------
          An allowance has been established for the inventories of approximately $676,000. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been (a) restricted to specified distribution territories as a result of legal settlements and (b) a rise in certain inventory which may have passed the peak selling season.


NOTE 5 -  FURNITURE AND EQUIPMENT

          Furniture and equipment consisted of the following as of March 31, 2000:

                  Furniture and equipment                    $    1,079,941
                  Automobile                                         24,487
                  Leasehold improvements                             40,174
                                                             --------------
                                                                  1,144,602
                  Less:  accumulated depreciation and
                     amortization                                   878,032
                                                             --------------
                  Furniture and equipment, net               $      266,570
                                                             ==============

          Depreciation expense for the years ended March 31, 2000 and 1999 was approximately $89,000 and $107,000, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 6 -  RELATED PARTIES RECEIVABLES

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

NOTE 7 - INVESTMENT IN AMERICAN TOP REAL ESTATE ("ATRE")

          The Company paid $50,000 for 50% of the issued and outstanding common stock of ATRE. Since the Company does not have greater than a 50% investment, this investment is accounted for using the equity method. The operations of ATRE are not considered to be significant to the Company's operations; therefore the Company has not included a summary of ATRE's assets and liabilities. Also, the March 31, 2000 investment of $50,000 approximates the Company's 50% interest in the net assets of ATRE as of March 31, 2000.

          The Company received approximately $600,000 from ATRE during the year ended March 31, 1999.

NOTE 8 -  FINANCING AGREEMENT PAYABLE

          The Company has a financing agreement for a maximum borrowing of up to $2,500,000. Substantially all assets of the Company have been pledged as collateral for the borrowings. The agreement calls for a factoring of the Company's accounts receivable, and an asset-based note related to the Company's inventories. The cost of funds for the accounts receivable portion of the borrowings is a 1.5% discounted from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. The asset-based portion of the borrowings is determined by the lesser of i) $800,000, ii) 25% of the clients finished toy inventory or iii) 55% of the clients finished videotape inventory. The cost of funds for the inventory portion of the borrowings is at 2.0% per month on the highest outstanding balance each month. The agreement stipulates an $8,000 per week payment against the asset-based note payable, with final payment in November 2000. The Company paid interest of $110,000 and $340,000 for the years ended March 31, 2000 and 1999, respectively. The financing agreement consisted of the following as of March 31, 2000:

                  Factor payable                              $  358,111
                  Note payable - inventory                       551,020
                                                              ----------
                                                              $  909,131

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 9 - NOTES PAYABLE

          The Company has a vehicle financing agreement with monthly payments of $562 for principal and interest at 9.75% per annum, due in March 2001. The balance as of March 31, 2000 was $12,214.

          Note payable at 16% annual interest with twelve monthly installments of principal of $2,292. This note is guaranteed by the President of the Company and is subordinated to the financing agreement payable. Since the Company did not pay-off the note on the scheduled maturity date, the lender has extended the maturity date and assessed an additional interest charge of 20% per annum as an penalty on the unpaid balance each month. At March 31, 2000, the balance is $27,500 and matures in May 2001.

          In March 2000, the Company entered into a legal settlement with its prior landlords for unpaid rent. The Company agreed to a note payable for $72,000 at 10% interest payable in twelve monthly installments of principal and interest of $6,600. At March 31, 2000, the balance of $72,000 is due and payable March 2001.

          As of March 31, 2000, the Company had various payables aggregating $77,920, due on demand.

          Scheduled annual maturities of these obligations at March 31, 2000 are as follows:
                  Year
                  2001                                       $125,762
                  2002                                         63,872
                                                             --------
                                                             $189,634
                                                             ========
NOTE 10 - RELATED PARTIES-NOTES AND ADVANCES PAYABLE

          Convertible Debentures
          ----------------------
          In March and June 1999, the Company entered into two convertible debentures for $50,000 and $100,000, respectively. The debentures bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender's at a conversion rate of $0.05 per share. As of March 31, 2000, neither of the debentures were converted. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest. The additional amount of interest for the years ended March 31, 2000 and 1999 was calculated to be $167,200 and $37,600, respectively, of which $176,933 has been expensed in 2000, and the remainder of $27,867 has been capitalized and is being expensed pro rata over the remaining life of the debentures (see Note 2 - Correction of Error).

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 10 -  NOTES PAYABLE RELATED PARTY

          Convertible Debentures (Continued)
          ----------------------
          Also, at March 31, 1999, the Company had $809,500 due to a related party for payment of trade payables. In October 1999, the outstanding balance was converted into a convertible debenture at 7% per annum due and payable on or before September 30, 2000. At the option of the lender all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. As of March 31, 2000, the outstanding balance was $809,500.

          Note Payable
          ------------
          As of March 31, 2000, the Company has a $90,000 note payable, due to an officer, at 10% due on demand.

          Advances Payable
          ----------------
          At March 31, 2000, the Company has the following liabilities, which are non-interest bearing and due on demand: $478,900 due to ATRE and $115,441 due to an officer.

          Interest Expense
          ----------------
          For the years ended March 31, 2000 and 1999, the Company incurred interest expense of $62,368 and $0, respectively, for these notes payable to related parties.

NOTE 11 - CONVERTIBLE DEBENTURES

          On November 2, 1998, convertible debentures with a balance of $831,436 were reinvested into a new note for $921,851 for a new two year term expiring October 31, 2000 bearing interest of 10% per annum and an extension bonus of $175,000, due November 1999, which bears interest at 2.5% per annum payable $50,000 per month after payment of all prior interest and the restructured note. The repayment term was a weekly amount of $6,250 in 1998 and $12,500 in the years 1999 and 2000. In addition, there was an acceleration clause of repayments for certain events and a 5% late charge for any delinquent payments. The notes contain an option to convert the principal and interest balance into common stock of the Company subject to certain pricing calculations. Collateral security included all assets of the Company and personal collection guarantee as additional security to the holder after subordination to the primary lender.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 11 - CONVERTIBLE DEBENTURES (Continued)

          In February of 1999, $640,000 of the debentures was converted into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a deferred financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. The Company amortized $155,000 and $20,000 of the extension bonus as a financing expense during the years ended March 31, 2000 and 1999, respectively. During the year ended March 31, 2000, the $175,000 extension bonus and accrued interest of $13,125 was converted into 3,500,000 shares of the Company's common stock

          In March of 1999, the Company received a total of $150,000 from three investors and issued promissory notes due in one year with principal and interest payable bimonthly at an interest rate of 10%. The notes could be used as proceeds for the exercised options held by the investors. During the year ended March 31, 2000, the note holders used the $150,000 and accrued interest of $2,500 as funds to exercise their common stock options for a total aggregate of 3,000,000 shares of the Company's common stock.

          In March and April of 1999, the Company entered into convertible debentures for $100,000 and $50,000, respectively. The debentures bear interest at 10% with principal and interest due on the first anniversary of the date of issuance. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share. As of March 2000, one investor converted the $50,000 note into 1,000,000 shares of the Company's common stock. As of March 31, 2000, the outstanding balance of convertible debentures was $100,000, which the lender extended the due date to March 2001. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest. The additional amount of interest was calculated to be $91,100, which has been expensed in 2000 (see Note 2 - Correction of Error).

          For the year ended March 31, 1999, the Company amortized $84,587 as a non-cash financing cost, for the convertible debentures, which is classified as interest expense. The convertible notes are secured by the Company's entitlement to any net cash proceeds derived from its interest in ATRE property.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 11 - CONVERTIBLE DEBENTURES (Continued)

          At March 31, 1999, the Company had $1,118,425 due to a related party for payment of trade payables. In October 1999, the Company ceased to have a relationship with the party, so the outstanding balance of $1,050,775 was converted into a convertible debenture. The debenture bears interest at 10% with principal and interest due on the first anniversary of the date of issuance. At the option of the holder all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. As of March 31, 2000, the outstanding balance was $1,050,775.

NOTE 12 - COMMITMENTS AND CONTIGENCIES

          Royalty Commitments
          -------------------
          The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the years ended March 31, 2000 and 1999, royalty expense was $103,841 and $73,356, respectively, pursuant to these agreements.

          Video Agreements
          ----------------
          The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

          Employment Agreements
          ---------------------
          In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The officers at current market prices in installment payments with a five-year promissory note with interest can purchase the common stock at 6% per annum. As of March 31, 2000, the officers did not purchase these shares.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 12 - COMMITMENTS AND CONTIGENCIES
          Employment Agreements (Continued)
          ---------------------
          In September 1997, the two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted vested during fiscal 1997 and the warrants were exercisable until March 31, 1999. In March of 1999, the Company extended the term until August 24, 2002. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $25,000 and $50,000 in the years ended March 31, 1999 and 1998, respectively. No deferred costs were recorded for the warrants granted, as the fair market value of the underlying common shares was approximately equal to the exercise price. These warrants were not exercised.

          In September 1997, the Company entered into employment agreements with nine employees holding key positions. The agreements provide for an aggregate of 550,000 shares of common stock with a fair value of $11,000 for past services, warrants for 550,000 shares with an exercise price of $.10 per share and semi-monthly compensation of approximately $14,000. No deferred costs were recorded for the warrants granted, as the fair market value of the underlying common shares was approximately equal to the exercise price. During the year ended March 31, 2000, the options expired and certain employees received an additional 300,000 options at the current market price. These warrants were not exercised as of March 31, 2000.

          Financial Consultant Commitments
          --------------------------------
          In August of 1997, the Company engaged four consultants for a period of two years to provide assistance in restructuring and designing the Company's operations and long-term strategic plan. The consultants received warrants to purchase an aggregate of 2,050,000 shares of the Company's common stock at an exercise price of $.10 per share. In 1999, the Company reduced the exercise price to $.05 and recorded a non-cash additional consulting expense of $40,000 in 1999. The warrants expire at the end of the two-year consulting period. The Company recorded deferred consulting costs of $100,000 for the fair value of the warrants and expensed approximately $50,000 and $31,000 for the years ended March 31, 1999 and 1998, respectively. The fair value of the warrants was determined based upon the fair value of services to be rendered by the consultant. In addition, the Company also issued 250,000 shares of stock to one of the consultants in consideration of entering into a two-year consulting agreement and recorded $5,000 as a signing bonus. In July of 1998, the Company raised $20,000 from the exercise of warrants for 200,000 shares of the Company's common stock. The Company received $60,000 in January and February of 1999 from the exercise of 600,000 options at $.10 per share.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 12 - COMMITMENTS AND CONTIGENCIES
          Financial Consultant Commitments (Continued)
          --------------------------------
          On January 10, 1999, the Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. The Company recorded deferred consulting cost of $31,000 and amortized $27,200 and $3,800 for the years ended March 31, 2000 and 1999, respectively. These options were exercised in February of 1999 for proceeds to the Company of $275,000. The Company filed a Form S-8 in February of 1999 for these shares of common stock.

          In February 1999, the Company engaged a consulting firm to provide Internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. The Company recorded deferred consulting costs of approximately $2,000 and amortized $1,800 and $200 for the years ended March 31, 2000 and 1999, respectively. These options were not exercised as of March 31, 2000. The Company filed a Form S-8 in February of 1999 for these shares of common stock.

          Exclusive Distribution Agreement
          --------------------------------
          In April of 1998, the Company entered into an agreement with S4C Corporation for the exclusive rights to distribute a home video tape through December 31, 2003 with total advance payments aggregating a total commitment of approximately $100,000 and additional royalties due as a percentage of wholesale prices. The Company paid royalty advances of $84,300 for the year ended March 31, 1999 whereby $39,745 has been earned and expensed.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 12 - COMMITMENTS AND CONTIGENCIES (Continued)

          Lease Commitments
          -----------------
          The Company leases office and storage facilities under operating leases, which expire in 2003. Also, the Company leases equipment under capital leases, which expire through 2002.

          The Company's future minimum annual aggregate rental payments for operating and capital leases that have initial or remaining term in excess of one year are as follows:
                                                      Capital         Operating
                                                      Leases            Leases
             Year Ending March 31,:                 -----------     ------------
             2001                                   $    34,960     $    135,000
             2002                                        20,179          131,000
             2003                                             -          105,000
                                                    -----------     ------------
             Total minimum lease payments                55,139     $    371,000
                                                                    ============
             Less: amount representing interest           8,485
                                                    -----------
             Present value of minimum lease
               payments                                  46,654
             Less:  current portion                      28,742
                                                    -----------
             Long-term portion                      $    17,912
                                                    ===========

          Rent expense for the years ended December 31, 2000 and 1999 was approximately $154,000 and $302,000, respectively.

          The following is a summary of property held under the capital leases as of March 31, 2000:

            Furniture and equipment                              $  87,081
            Less: accumulated depreciation                          28,000
                                                                ----------
              Total                                              $  59,081
                                                                 =========

          Litigation
          ----------
          The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation has been resolved without material adverse impact on the Company.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

NOTE 13 - EQUITY

          Authorized Shares
          -----------------
          The Board of directors has authorized a total number of shares in the amount of 105,000,000 of which 5,000,000 has been dedicated to preferred stock and 100,000,000 shares for common stock.

          Preferred Stock
          ---------------
          The preferred stock has i) voting rights upon all matters upon which common stockholders have at a 1.95 vote for each share of preferred stock, ii) conversion right at 1.95 shares of common stock for each share of preferred, iii) no rights of redemption and iv) no dividend preferences, but entitled to a preference of $0.01 per share in the event of liquidation.

          Conversion of Debentures Payable
          --------------------------------
          In June of 1998, a convertible debenture holder converted a note payable with a balance of $91,750 into 2,823,077 shares of the Company's common stock.

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

          Conversion of Debentures Payable
          --------------------------------
          In February of 1999, the Company converted $640,000 of the debentures into 8,000,000 shares of common stock. On February 10, 1999, the Company converted the remaining note balance of $172,661 and unpaid interest of $90,415 into 3,018,254 shares of common stock. It was also agreed that the $175,000 extension bonus, which was recorded as a financing cost in February of 1999, could be converted into shares of common stock at an agreed exercise price subject to market conditions. In March of 1999, the Company additionally received a total of $300,000 from one officer and five investors and issued convertible promissory notes due in one year with principal and interest paid bimonthly at an interest rate of 10%. The notes are convertible immediately into common stock at the rate of $.05 per share. At March 31, 1999, the balance of convertible debentures was therefore $475,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 13 - EQUITY (Continued)

          Employment Agreements
          ---------------------
          In September 1997, two officers agreed to defer 90% of their salaries until further notice, but not beyond March 31, 1998. As consideration, the Company granted a total of 3,750,000 shares of common stock and warrants to purchase 3,750,000 shares of the Company's common stock at an exercise price of $.10 per share. The common shares granted vested during fiscal 1997 and the warrants were exercisable until March 31, 1999. In March of 1999, the Company extended the term until August 24, 2002. The Company recorded $75,000 in deferred costs for the fair value of the shares granted and amortized $25,000 and $50,000 in the years ended March 31, 1999 and 1998, respectively. No deferred costs were recorded for the warrants granted as the fair market value of the underlying common shares was approximately equal to the exercise price.

          Stock in Lieu of Commissions
          ----------------------------
          On February 25, 1999, the Company issued 25,000 shares of common stock to a salesman's beneficiary in lieu of commissions owed of $4,500.

          Additional Stock Issuances
          --------------------------
          On October 24, 1998, the Company issued 1,499,523 shares of common stock to the Company's president pursuant to a settlement agreement for a value of $30,000.

          During the year ended March 31, 2000, the Company had the following significant issuances of its common stock:

          o 7,225,000 shares for the exercise of options with the option price settled by the holders' conversions of $376,875 of notes payable and accrued interest.

NOTE 14 - COMMON STOCK OPTIONS

          For the fiscal year ended March 31, 1999, the Company had the following common stock option transactions:

          o In January 1999, the Board reduced the exercise price for two consultants, who each had 600,000 warrants, from $0.10 per share to $0.05 per share. The Company recorded additional non-cash consulting expense of $6,000 for this transaction. The consultants exercised these warrants in February 1999 for cash proceeds of $60,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          o Options issued to chief executive officer - Fiscal 1999 - In July and August of 1998, the Company granted options to purchase a total of 6,000,000 shares of common stock to the Chief Executive Officer for a potential customer, in consideration of certain fulfillment orders submitted to the Company, and his personal guarantee on the Company's loan agreements and loans made to the Company. The Company recorded a $15,000 expense. These options may be exercised for $.10 per share until March 2003.

          o Cancellation of options - On July 15, 1998, the Company incorporated Galaxynet International, Inc. ("GalaxyNet") in the State of Delaware, as a majority-owned subsidiary of the Company. GalaxyNet intended to develop and sell internet gaming software and intended to offer its software to internet gaming companies and provide internet gaming web sites to solicit gambling wages from primarily, Asian players. The Company also issued 4,000,000 options exercisable at $.10 per share to an investor and 6,000,000 options to the Chief Executive Officer exercisable at $.10 in connection with this project. On July 17, 1998, the Company, along with GalaxyNet, entered into a memorandum of understanding regarding the raising of capital in a private offering to raise gross proceeds in the aggregate of between $3,000,000 and $10,000,000 with an enterprise who would be paid the sum of 15% of the aggregate proceeds and received finders options for up to 3,750,000 shares of common stock at exercise prices of between $.10 and $.20 per share. The private offering period ended September 30, 1998, and was extended until October 31, 1998. The private offering resulted in raising funding proceeds of only $250,000. The Company subsequently canceled the project and refunded the $250,000 to the investor and canceled all the project related options in November 1998. The Company incurred expenses on behalf of GalaxyNet for fiscal 1999 of approximately $30,000.

          o Consultant Agreements - Fiscal 1999 - On January 10, 1999, the Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. These options were exercised in February of 1999 for proceeds to the Company of $275,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 - COMMON STOCK OPTIONS (Continued)

         o In February 1999, the Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001.These options were not exercised as of March 31, 1999.

          o    The  Company  recorded  deferred  consulting  cost of $33,000 for
               these  1999  consulting   agreements  and  amortized   $4,000  as
               consulting expense for the year ended March 31, 1999.

          For the fiscal year ended March 31, 2000, the Company had the following common stock option transactions:

          The per unit weighted-average fair value of unit options granted for the year ended March 31, 2000 was $0.11 using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rates of 5.5%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 178%; and expected lives of the options ranging from 1 to 3 years. The Company issued the following stock options:

          o In July 1999, the Company engaged a consultant for a period of one year to provide managerial and strategical planning for financial matters and expansion of the Company. The consultant received an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share in exchange for services to be rendered and the option shall expire on July 8, 2001. The option had an aggregate fair value at date of grant of approximately $40,000.

          o On April 12, 1999, the Company engaged three consultants for a period of one year each to provide managerial and strategical planning for financial matters and expansion of the Company. The consultants received options to purchase an aggregate of 6,000,000 shares of the Company's common stock exercisable at $0.05 per share in exchange for services to be rendered and the options shall expire on April 11, 2000. The options had an aggregate fair value at date of grant of approximately $291,000. These options were exercised in April 1999, by the forgiveness of $150,000 of notes payable, executed in March 1999, and cash proceeds of $150,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 -  COMMON STOCK OPTIONS (Continued)

          o On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's President, as a bonus, options to purchase 2,500,000 and 1,000,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. Since the options are accounted for under APB 25 and the exercise price is below market, the Company has expensed the aggregate intrinsic value at date of grant of approximately $410,000.

          o On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's V.P. of Sales and Marketing, as a bonus, options to purchase 500,000 and 500,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. Since the options are accounted for under APB 25 and the exercise price is below market, the Company has expensed the aggregate intrinsic value at date of grant of approximately $110,000.

          o On July 13, 1999, the Company engaged a consultant for a period of one year to provide advice to and consult with the Company concerning managerial and strategical planning for financial matters and expansion of the Company. The consultant received an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share in exchange for services to be rendered and the option shall expire on July 12, 2002. The option had an aggregate fair value at date of grant of approximately $127,000.

          o On August 2, 1999, the Company engaged two consultants for a period of one year each to provide advice to and consult with the Company concerning managerial and strategical planning for financial matters and expansion of the Company. The consultants received options to purchase in the aggregate 1,965,000 shares of the Company's common stock exercisable at $0.05 per share in exchange for services to be rendered and the options shall expire on August 1, 2000. The options had an aggregate fair value at date of grant of approximately $202,000. The options were exercised during the year ended March 31, 2000 by the forgiveness of $36,250 of principal and interest of debt outstanding for 725,000 shares and $50,000 cash and the forgiveness of $12,000 of accounts payable for 1,240,000 shares.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 -  COMMON STOCK OPTIONS (Continued)

          The  following   summarizes   the  common  stock  options  issued  for
          consulting services for the years ended March 31, 2000 and 1999:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                          Employees     Consultants    Price
                                         ----------     ----------   --------
   Options outstanding, March 31, 1998    5,000,000      4,004,000   $   0.12
   Granted                                6,000,000      4,950,000   $   0.07
   Exercised                                      -     (6,500,000)  $   0.08
   Expired/cancelled                              -              -          -
                                         ----------     ----------   --------

   Options outstanding, March 31, 1999   11,000,000      2,454,000   $   0.10
   Granted                                4,500,000      9,965,000   $   0.06
   Exercised                                      -     (8,215,000)  $   0.05
   Expired/cancelled                              -     (1,000,000)  $   0.25
                                         ----------     ----------   --------

   Options outstanding, March 31, 2000   15,500,000      3,204,000   $   0.10
                                         ==========     ==========
   Options exercisable, March 31, 2000   11,500,000      3,204,000   $   0.10
                                         ==========     ==========

          The Company applies SFAS No. 123 and related interpretations, for stock options issued to officers and consultants in accounting for its stock options. Compensation expense has been recognized for the Company's stock-based compensation for consulting services in the amount of $1,328,167 and $21,000 for the years ended March 31, 2000 and 1999, respectively. The exercise price for all stock options issued to these individuals during fiscal years 2000 and 1999 were below the market price of the Company's stock at the date of grant.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          STOCK OPTION PLAN
          -----------------
          On October 12, 1988, the Company's directors and stockholders approved the Company's 1988 Stock Option Plan (the "Option Plan") authorizing the granting of incentive options and non-qualified options. The incentive options are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. Pursuant to the Option Plan, options to purchase up to 10,000 shares of common stock may be granted to officers, directors and key employees of the Company. The Stock Option Committee, consisting of Messrs. Lu and Schillen, is responsible for determining the individuals who will be granted options, the number of shares to be subject to each option, the option price per share, and the exercise period of each option. The option price will not be less than the fair market value of the Company's common stock on the date the option is granted. Options may be exercised by payment of cash. No option will have a term in excess of ten years.

          The following summarizes the Company's stock option transactions under the stock option plan:

                                                                      Weighted
                                                                      Average
                                                   Stock Options      Exercise
                                                    Outstanding        Price
                                                   ------------       --------
            Options Outstanding, March 31, 1998        550,000        $  0.10
            Granted                                          -              -
                                                   -----------

            Options Outstanding, March 31, 1999        550,000        $  0.10
            Granted                                    300,000        $  0.10
            Expired                                  ( 550,000)       $  0.10
                                                    ----------
            Options Exercisable and
              Outstanding, March 31, 2000              300,000        $  0.10
                                                    ==========

          The weighted average remaining contract lives of stock options outstanding are 2.42 years.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 - COMMON STOCK OPTIONS
          STOCK OPTION PLAN (Continued)

          The Company has adopted  only the  disclosure  provisions  of SFAS No.
          123. It applies APB 25 and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for stock and options issued under compensation plans and to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed by SFAS 123, the Company's net loss would be increased by $279,000 and $409,010 for the years ended March 31, 2000 and 1999, respectively, to the pro forma amounts indicated below.

                                                 2000               1999
                                             -----------         ------------
          Net Loss:
                As Reported                  $(3,979,099)        $(1,602,652)
                                             ===========         ===========
                Pro forma                    $(4,258,099)        $(2,011,662)
                                             ===========         ===========

          The per unit weighted-average fair value of unit options granted for the year ended March 31, 2000 was $0.10. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for years ended March 31, 2000 and 1999: weighted- average risk-free interest rates of 5.7% and 6.0%; dividend yields of 0% and 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 178% and 144%; and a weighted average expected life of the option of 2.5 and 2.5 years.

NOTE 15 - MAJOR CUSTOMERS

          For the year ended March 31, 1999, the Company had net sales to five customers that amounted to approximately $2,466,000 or 54%.

          For the year ended  March 31,  2000,  the Company had net sales to two
          customers   that  accounted   for   approximately   17.1%  and  10.8%,
          respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 16 - INCOME TAXES

          The components of the provision for income taxes are as follows:

                                                     For The Years Ended
                                                           March  31,
                                                 ----------------------------
                                                    2000              1999
                                                 -----------     ------------
            Current Tax Expense
               U.S. federal                      $        -      $         -
               State and local                            -                -
                                                 -----------     ------------
            Total Current                                 -                -
                                                 -----------     ------------

            Deferred Tax Expense
               U.S. federal                               -                -
               State and local                            -                -
                                                 -----------     ------------
            Total deferred                                -                -
                                                 ------------    ------------
            Total tax provision from
             continuing operations               $         -     $         -
                                                 ============    ============

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended March 31, 2000 and 1999:


             Federal income tax rate                                (    34.0)%
             Effect of valuation allowance                               34.0%
                                                                    -----------
             Effective income tax rate                                    0.0%
                                                                    ===========

          At March 31, 2000 and 1999, the Company had net carryforward losses of approximately $11,300,000 and $8,387,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period. The net change in the valuation allowance for the years ended March 31, 2000 and 1999 increased by approximately $491,000 and $545,000, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 16 - INCOME TAXES (Continued)

          At March 31, 2000 and 1999, the Company had net carryforward losses of approximately $11,045,000 and $8,387,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period. The net change in the valuation allowance for the years ended March 31, 2000 and 1999 increased by approximately $491,000 and $653,000, respectively.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           March  31,
                                                 -----------------------------
                                                     2000             1999
                                                 -----------       -----------
            Deferred Tax Assets
               Loss carryforwards                $ 3,755,000       $ 3,355,000
               Less:  valuation allowance          3,755,000         3,355,000
                                                 -----------       -----------
            Net Deferred Tax Assets              $         -       $         -
                                                 ===========       ===========

          Net operating loss carryforwards expire starting in 2007 through 2018. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 17 - SEGMENT INFORMATION

          The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During 2000 and 1999, the Company operated in two principal industries;

          a)   Video programs and other licensed products
          b)   General merchandise

                                                        Year Ended March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   -----------      ------------
           Revenues:
             Video programs and other licensed
               products                            $ 3,605,343      $ 4,132,512
             Merchandise                               222,918          417,013
                                                   -----------      ------------
                                                   $ 3,828,261      $ 4,549,525
                                                   ===========      ===========

           Loss before taxes:
             Video programs and other licensed
               products                            $(3,456,552)    $( 1,000,647)
             Merchandise                            (  522,547)     (   667,973)
                                                   -----------     ------------
                                                   $(3,979,099)    $( 1,668,620)
                                                   ===========     ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 17 - SEGMENT INFORMATION (Continued)

                                                        Year Ended March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   -----------      ------------
           Depreciation and amortization:
             Video programs and other licensed
                products                           $   242,976     $    302,621
             Merchandise                                36,062           36,062
                                                   -----------     ------------
                                                   $   279,038     $    338,683
                                                   ============    ============
           Segment assets:
             Video programs and other licensed
                products                           $ 2,068,580     $  3,141,302
             Merchandise                               310,939          887,840
                                                   -----------     ------------
                                                   $ 2,379,519     $  4,029,142
                                                   ===========     ============
           Expenditure for segment assets:
             Video programs and other licensed
                products                           $    84,926     $    181,306
             Merchandise                                     -                -
                                                   -----------     ------------
                                                   $    84,926     $    181,631
                                                   ===========     ============

NOTE 18 - SUBSEQUENT EVENTS

          Authorized Shares
          -----------------
          In July 2000, the Company amended its Articles of Incorporation to increase the number of authorized common stock from 100,000,000 shares to 600,000,000 shares.

          Stock Option Plan
          -----------------
          On June 9, 2000, the Board of Directors of the Company approved the Company's 2000 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment Corporation with shares of Common Stock of the Company. The plan authorizes the Board of Directors of the Company to sell or award up to 13,000,000 shares and/or options of the Company's Common Stock, no par value.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 18 - SUBSEQUENT EVENTS (Continued)

          Consulting Agreements
          ---------------------
          On June 1, 2000, the Company entered into three consulting agreements that will terminate on May 31, 2001, whereby the consultants will provide consulting service for the Company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 7,300,000 of the Company's common stock exercisable at $.035 per share in exchange for services to be rendered and the options shall expire on May 31, 2001.

          The per unit weighted-average fair value of unit options granted on June 1, 2000 was $0.029 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rates of 5.86; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 178%; and a weighted average expected life of the option was 2 months. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of a obligation of $10,000 in principal and interest owed to the same consultant.

          Series A Convertible Preferred Stock
          ------------------------------------
          On May 11, 2000, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with eight investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 50 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for total consideration of $500,000, or $10,000 per share. The May Davis Group, Inc. ("May Davis"), acted as placement agent for the offering. May Davis received a placement fee of $40,000 and the Company issued warrants to purchase 1,500,000 shares of Common Stock to May Davis and certain designees of May Davis and warrants to purchase 25,000 shares of Common Stock to Butler Gonzalez, LLP, counsel to May Davis. Such warrants are exercisable at a price of $.08 per share.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 18 - SUBSEQUENT EVENTS (Continued)

          Series A Convertible Preferred Stock (Continued)
          ------------------------------------
          Commencing August 9, 2000, the Series A Preferred Stock is convertible, at the investors' option, into shares of the Company's Common Stock and automatically converts into Common Stock on April 12, 2002. The conversion price of the Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. In no event can the Series A Preferred Stock be converted into more than 11,575,000 shares of Common Stock.

          Additional features of the Series A Preferred Stock include, among other things, i) a redemption feature at the option of the Company commencing September 8, 2000, of shares of Series A Preferred Stock having a stated value of up to $100,000, ii) a mandatory redemption feature upon the occurrence of certain events such as a merger, reorganization, restructuring, consolidation or similar event, and a liquidation preference over the Common Stock in the event of a liquidation, winding up or dissolution of the Company. The Series A Preferred Stock does not provide any voting rights, except as may be required by law.

          Under Registration Rights Agreements the Company entered into with the purchasers of the Series A Preferred Stock, the Company is required to file a registration statement to register the Common Stock issuable upon conversion of the Series A Preferred Stock under the Securities Act to provide for the resale of such Common Stock. The Company is required to keep such registration statement effective until all of such shares have been resold.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               DIAMOND ENTERTAINMENT CORPORATION


Dated:  August 17, 2000         By:     /s/ James K.T. Lu
                                   --------------------------------------
                                   James K.T. Lu
                                   President, Chief Executive Officer,
                                   Principal Executive Officer and Director


Dated:  August 17, 2000         By:    /s/ Fred U. Odaka
                                    ---------------------------------------
                                    Fred U. Odaka
                                    Chief Financial Officer, Principal Financial
                                    Officer and Principal Accounting Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date


/s/ James K.T. Lu                President, Chief Executive     August 17, 2000
----------------------------       Officer, Secretary and
James K.T. Lu                      Director

/s/ Jeffrey I. Schillen          Executive Vice President       August 17, 2000
----------------------------      and Director
Jeffrey I. Schillen


/s/ Murray T. Scott              Director                       August 17, 2000
----------------------------
Murray T. Scott

                        DIAMOND ENTERTAINMENT CORPORATION

                                  EXHIBIT INDEX


Exhibit No.     Description

3.1.2 Certificate of Amendment to Certificate of Incorporation of Diamond Entertainment Corporation filed with the State of New Jersey State Treasurer on May 11, 2000

3.1.3 Certificate of Amendment to Certificate of Incorporation of Diamond Entertainment Corporation filed with the State of New Jersey State Treasurer on July 6, 2000.

10.16 Securities Purchase Agreement dated May 11, 2000 between the Company and eight investors concerning the issuance and sale of 50 shares of the Company's Series A Convertible Preferred Stock.

10.17 Registration Rights Agreement, dated May 11, 2000 between the Company and Anthony E. Rakos concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.18 Registration Rights Agreement, dated May 11, 2000 between the Company and Gerrald Holland concerning the issuance and sale of shares the Company's Series A Convertible Preferred Stock

10.19 Registration Rights Agreement, dated May 11, 2000 between the Company and Jeffrey Hrutkay, MD concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.20 Registration Rights Agreement, dated May 11, 2000 between the Company and Charles and Jane Adkins concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.21 Registration Rights Agreement, dated May 11, 2000 between the Company and Gordon D. Mogerley concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.22 Registration Rights Agreement, dated May 11, 2000 between the Company and Michelle Levite concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.23 Registration Rights Agreement, dated May 11, 2000 between the Company and Ralph Lowry concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.24 Registration Rights Agreement, dated May 11, 2000 between the Company and John Bolliger concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

Exhibit No.     Description

10.25       Consulting Agreement dated June 1, 2000 between  the  Company and
            Peter Benz.

10.26       Consulting Agreement dated June 1, 2000 between  the  Company and
            S. Michael Rudolph.

10.27 Consulting Agreement dated June 1, 2000 between the Company and Owen Naccarato.

10.28       2000 Stock Option Plan dated June 9, 2000

21.1        Subsidiaries of the Registrant.

27          Financial Data Schedule.