Form 10QSB
period 2000-06-30
DIAMOND ENTERTAINMENT CORP
filed 2000-08-30
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended June 30, 2000

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


              800 Tucker Lane, Walnut California, California 91789
                    (Address of principal executive offices)

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

As of June 30, 2000, there were 66,334,029 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                          YES   [   ]     NO   [X]

                     DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                           INDEX

Part I.  Financial Information

Item 1:  Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2000 [Unaudited].  1-2

   Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999 [Unaudited]..........................3

   Condensed Consolidated Statements of Stockholders' Equity for the
   three months ended June 30, 2000 [Unaudited].............................4

   Condensed Consolidated Statements of Cash Flows for three months ended June 30, 2000 and 1999 [Unaudited]...............................5-6

   Notes to Condensed Consolidated Financial Statements [Unaudited] ......7-9

Item 2:  Management's Discussion and Analysis or Plan of Operations.....10-15

Part II.  Other Information

Item 1:  Legal Proceedings.................................................15

Item 2:  Changes in Securities..........................................15-16

Item 3:  Defaults Upon Senior Securities...................................16

Item 4:  Submission of Matters to a Vote of Security Holders...............16

Item 5:  Other Information.................................................16

Item 6:  Exhibits and Reports on Form 8-K..................................16

Signatures.................................................................17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000 [UNAUDITED]

      ASSETS
CURRENT ASSETS
  Accounts Receivable, net of allowance for
     Doubtful accounts of $167,751                                $   348,759
  Deferred consulting costs                                           387,639
  Inventory                                                         1,035,987
  Prepaid expenses and other current assets                            93,539
                                                                  -----------
  Total Current Assets                                              1,865,924

  FURNITURE AND EQUIPMENT, net                                        283,636
  FILM MASTERS AND ARTWORK, less
     Accumulated amortization of $3,852,051                            85,405
  OTHER ASSETS
     Investment in ATRE                                                50,000
     Other assets                                                      60,982
                                                                  -----------
     TOTAL ASSETS                                                 $ 2,345,947
                                                                  ===========




The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000 [UNAUDITED]

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Book overdraft                                                $     9,892
  Accounts Payable and accrued expenses                             1,186,124
  Financing payable                                                   735,158
  Notes payable - current portion                                      92,079
  Notes payable related party - current portion                     1,513,441
  Convertible debentures - current portion                          1,050,775
Capital lease obligations - current portion                            28,742
   Total Current Liabilities                                        4,616,211

LONG TERM LIABILITIES
  Notes payable, less current portion                                  60,480
  Notes payable related party, less current portion                   100,000
  Convertible debentures, less current portion                        100,000
  Capital lease obligations, less current portion                      12,776
                                                                  -----------
   Total  Liabilities                                               4,889,467


COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' DEFICIENCY
  Convertible  Preferred  Stock - No Par  Value,
   5,000,000  Shares  Authorized, 483,301 Issued
   [of which 172,923 are held in Treasury]                            809,593
  Common Stock - No Par Value, 100,000,000 Shares
    Authorized; 66,334,029 Shares Issued and Outstanding           13,426,717
  Accumulated Deficit                                             (16,755,277)
  Treasury Stock                                                  (    48,803)
                                                                  -----------
  TOTAL STOCKHOLDERS' DEFICIENCY                                  ( 2,567,770)
                                                                  -----------
  TOTAL LIABILITES AND STOCKHOLDERS' DEFICIENCY                   $ 2,321,697
                                                                  ===========



The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]

                                                      Three months ended
                                                    ------------------------
                                                            June 30,
                                                    ------------------------
                                                        2000        1999
                                                    ----------   -----------
SALES  - net                                        $  595,545   $   699,085

COST OF GOODS SOLD                                     393,699       464,765
                                                    ----------   -----------

GROSS PROFIT                                           201,846       234,320

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                             450,406       846,213
                                                    ----------   -----------

LOSS FROM OPERATIONS                                  (248,560)     (611,893)
                                                    ----------   ------------
OTHER INCOME (EXPENSES)
  Interest Expense                                    ( 31,437)     (164,426)
  Other income                                              64           286
  Valuation adjustment for ATRE                             --            --
                                                    ----------   -----------

LOSS BEFORE INCOME TAXES                              (279,933)     (776,033)
                                                    ----------    ----------

INCOME TAXES                                                --            --
                                                    ----------   -----------

NET LOSS                                              (279,933)     (776,033)

PREFERRED DIVIDEND                                    (  3,750)           --
                                                    ----------   -----------

NET LOSS ATTRIBUTABLE TO COMMON SHARES              $ (283,683)  $  (776,033)
                                                    ==========   ===========

LOSS PER SHARE, basic and diluted
  NET LOSS                                          $       --    $  (   .01)
  PREFERRED DIVIDEND                                        --            --
                                                    ----------   -----------
  NET LOSS ATTRIBUTABLE TO COMMON SHARES            $       --    $  (   .01)
                                                    ==========   ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted                      63,667,382    54,740,854
                                                    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY [UNAUDITED]



                                  Convertible                                                                             Total
                                Preferred Stock       Common Stock         Addit.   Accumulated    Treasury    De-       Stock-
                            Number of             Number of                Paid-in    Deficit     [Preferred] ferred   holders'
                               Shares    Amount    Shares      Amount      Capital                 At Cost     Costs    Deficiency
                            ---------  ---------  ----------  -----------  -------  ------------  ---------   ------   -----------
  Balance - April 1, 2000     483,251  $ 376,593  62,334,029  $13,077,717  $     -  $(16,471,594) $ (48,803)  $   --   $(3,066,087)

Sale of Convertible
   Preferred A Stock

  Net cash proceeds                50    433,000          --           --                     --         --                433,000

Issuance of stock for
 options

  Cash                                             3,000,000      105,000                                                  105,000

  Conversion of debt                                 285,714       10,000                                                   10,000

  Conversion of A/P                                  714,286       25,000                                                   25,000

Options issued for services
   - Consultants                                                  209,000                                                  209,000

Net [Loss] for three months
  ended  June 30, 1999             --         --          --           --       --   (   283,683)        --      --     (  283,683)
                              -------  ---------  ----------  -----------  -------  ------------  ---------   -----    -----------

  Balance - June 30, 2000     483,301  $ 809,593  66,334,029  $13,426,717  $    --  $(16,755,277) $ (48,803)  $  --    $(2,567,770)
                              =======  =========  ==========  ===========  =======  ============  =========   =====    ===========





The accompanying notes are an integral part of these consolidated financial statements.

                     DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS [UNAUDITED]

                                                         Three months ended
                                                               June 30,
                                                          2000          1999
                                                       ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               (283,683)     (776,033)
  Adjustments to reconcile net loss to net cash
   (used in) operating activities
    Depreciation and amortization                          52,487        90,514
    Bad debt expense                                       30,000        35,816
    Non-cash consulting and compensation expense          128,491       226,700
    Non-cash interest expense                                   -        58,125
    Increase in accounts receivable                        96,629       205,621
    Increase inventory                                     58,891        43,414
    Increase (decrease) in prepaid expense                 22,917       (46,336)
    Increase in Other Assets                                    -        47,999
    Decrease in deferred Cost                            (108,376)     (128,000)
    Increase in accounts payable                         (265,019)     ( 35,380)
    Decrease in obligation Payable                              -      (  5,670)
    Decrease in accrued expenses                                -      ( 67,752)
                                                       ----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                    (267,663)     (350,982)
CASH FLOWS FROM INVESTING ACTIVITIES
  Repayments by ATRE                                       30,000         9,100
  Purchase of property and equipment                     ( 37,066)     ( 10,662)
  Purchases of masters and artwork                       ( 10,543)       (9,432)
  Loans receivable                                              -             -
                                                       ----------   -----------

Net cash provided by (used in) investing activities    $ ( 17,609)  $  ( 10,994)


The accompanying notes are an integral part of these consolidated financial statements.

                     DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS [UNAUDITED](continued)

                                                         Three months ended
                                                               June 30,
                                                          2000          1999
                                                       ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in book overdraft                  (  9,536)     (123,183)
  Net repayments of financing agreement                  (173,973)     ( 92,751)
  Proceeds from notes payable                                   -             -
  Payment of notes payable                               ( 33,683)     ( 60,000)
  Proceeds from notes payable related parties                   -       190,000
  Payments of notes payable related party                ( 30,400)     ( 37,200)
  Proceeds from convertible debentures                         -        150,000
  Payments of convertible debentures                            -      ( 13,544)
  Payments on capital leases                             (  5,136)     (  5,670)
  Proceeds from sale of preferred convertible stocks      433,000
  Proceeds the exercise of options                        105,000       306,250
                                                       ----------   -----------
Net cash provided by financing activities                 285,272       313,902
                                                       ----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         0      ( 48,074)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   0        48,074
                                                       ----------   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $        0   $         0
                                                       ===========  ============
SUPPLEMENTAL INFORMATION   Interest paid               $   31,437   $   106,301
                                                       ==========   ===========
   Income taxes paid                                   $        -   $         -
                                                       ==========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The unaudited Condensed Consolidated Financial Statements have been prepared by Diamond Entertainment Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending March 31, 2001.

NOTE 2 - STOCK OPTION PLAN

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

NOTE 3  - CONSULTING AGREEMENTS

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

      The per unit weighted-average fair value of unit options granted on June 1, 2000 was $0.029 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rates of 5.86; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 178%; and a weighted average expected life of the option was 2 months. In June of 2000, the Company received $105,000 in cash for the issuance of the 3,000,000 shares upon the exercise of these options and options of 1,000,000 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $25,000 and from the cancellation of a obligation of $10,000 in principal and interest owed to the same consultant. The options had an aggregate fair value at date of grant of approximately $209,000.

                     DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4  - SERIES A CONVERTIBLE PREFERRED STOCK

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

      Commencing August 9, 2000, the Series A Preferred Stock is convertible, at the investors' option, into shares of the Company's common Stock and automatically converts into Common Stock on April 12, 2002. The conversion price of the Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. An accrual was recorded as a dividend expense for approximately $30,000 during the quarter ended June 30, 2000. In no event can the Series A Preferred Stock be converted into more than 11,575,000 shares of Common Stock.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -  SUBSEQUENT EVENTS

      Authorized Shares
      -----------------

      In July 2000, the Company amended its Articles of Incorporation to increase the number of authorized common stock from 100,000,000 shares to 600,000,000 shares.

      Common Stock Options
      --------------------

      In July 2000, the remaining options of 3,300,000 shares of the Company's common stock issued to the three consultants in June 2000 were exercised. The Company received $110,500 in cash for the issuance 3,157,143 shares upon the exercise of these options and options of 142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $5,000.

Item 2:  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2000 included in its Annual Report on Form 10KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview
-----------

During the three months ended June 30, 2000, we continued to implement our new plan which has as its primary goals to include 1) generating an operating profit in fiscal 2001, with the turn around complete in the second quarter and 2) positioning the Company as a going concern which can generate positive cash flow starting the fourth quarter and allowing the Company to operate as a significant company in the distribution of home video cassettes, DVD's and general merchandise business. In order to achieve these objectives, the Company is undertaking operating changes in fiscal 2001. These include:

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

o Reduce operating expense to the lowest level possible. The Company relocated its office and warehouse facilities in January 2000, in order to reduce annual rent expense by approximately $250,000.

o Evaluate the lowest level of employee requirements to operate the Company effectively. The Company reduced its payroll and payroll related expenses that can result in annual savings of approximately $350,000.

Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

Results of Operations
-------------------------
The Company's net loss before preferred dividend for the three months ended June 30, 2000 was approximately $280,000 as compared to a net loss of approximately $776,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $249,000.

The Company's operating loss for the three months ended June 30, 2000 was $249,000 as compared to an operating loss of approximately $612,000 for the same period last year. The Company's operating loss arose primarily from decreased operating expenses of approximately $396,000 and a decrease in gross profit of approximately $33,000.

The Company's sales for the three months ended June 30, 2000 and 1999, were $595,545 and $699,085, respectively. The Company's sales decreased by approximately $103,000 from the same period a year earlier with decreased video product sales and toy products of approximately $66,000 and $37,000, respectively. The lower video and toy product sales when compared to the same period a year earlier was attributable to lower demand from our major customers resulting from primarily, the lack of new products. The Company plans to acquire new titles for videocassette and DVD products over the remainder of fiscal year 2001. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. The Company expects the sales to increase in fiscal year ending March 31, 2001.

Cost of sales for the three months ended June 30, 2000 and 1999 were $393,699 and $464,765 or 66% and 66% of sales, respectively. The decrease in cost of goods of approximately $71,000 was due to lower sales volume.

Gross profit for the three months ended June 30, 2000 and 1999 were approximately $202,000 and $234,000, or 34% and 34% of sales, respectively. The lower gross margin of approximately $32,000 was the result of lower sales volume.

Operating expenses for the three months ended June 30, 2000 and 1999 were approximately $450,000 and $846,000, respectively. This decrease in operating expenses of approximately $396,000 was the result of the Company's lower expense levels in selling, general administrative, bad debt, and non-cash consulting and compensation. The decrease general administrative expenses of approximately $120,000 were primarily the result of lower expense levels of office rent and salaries. The decrease in selling expenses of approximately $172,000 were attributable primarily to lower expenses in salaries and commissions, royalty expense, freight and sales promotional expenses. Non-cash consulting and compensation associated with the issuance of stock options decreased by approximately $98,000. Bad debt expense was reduced by approximately $6,000.

Bad debt expense for the three months ended June 30, 2000 and 1999 were approximately $30,000 and $36,000, respectively.

Interest expense for the three months ended June 30, 2000 and 1999 were $31,437 and $164,426 respectively. The decrease in interest expense of approximately $133,000 was the result of lower levels of borrowings together with lower non-cash interest expenses associated with issuance of stock options. As of June 30, 2000, the outstanding debt of the Company was approximately $3,693,000 of which approximately $3,420,000 is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 2000. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


Liquidity and Capital Resources
-------------------------------

The Company's working capital deficit at June 30, 2000 was $2,774,537 as compared with a working capital deficit of $2,247,704 at June 30, 1999. This increase in the working capital deficit of approximately $526,833 is primarily the result primarily lower levels of account receivable and inventory partially offset by higher deferred consulting costs and decreased borrowing.


Operations
-------------
For the three months ended June 30, 2000, cash utilized for operations was approximately $298,063 as compared to $350,982 three months ended June 30, 1999. Net cash provided by financing activities during the three months ended June 30, 2000, and 1999 were approximately $285,272 and $313,902, respectively.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty whether the Company can continue as a going concern.

The Company believes it has adequate cash resources to sustain its operations through the second quarter of fiscal 2001. In the third quarter of fiscal 2001 the Company will require additional financing. A back-up plan is being considered in case this planned financing is not in place when required. The Company will have an alternative cash flow plan to react to this situation. The principal objective of the Company is to have the above items implemented in fiscal 2001, which will lead to a profitable operation if the items are successfully implemented, and will be subject to market and other conditions. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

Investing
----------

For the three months ended June 30, 2000 and 1999, investments in masters and artwork were $10,543 and $9,432, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

On June 2, 1999, ATRE entered into a sale agreement for approximately $600,000 and in September 1999, entered into a sales agreement for remaining acres of the larger parcel for approximately $550,000. During June 2000, the sales agreement for $600,000 entered into on June 2, 1999 was canceled by the buyer who forfeited the $25,000 purchase deposit to ATRE. The ability of the remaining agreement to close or for the Company to realize as of June 30, 2000, its share of the net proceeds to the Company, however, are uncertain and is subject to certain contingencies. Therefore, ATRE has not recorded a receivable for these contracts.


Financing
-----------
On May 11, 2000, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with eight investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 50 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for total consideration of $500,000, or $10,000 per share. The May Davis Group, Inc. ("May Davis"), acted as placement agent for the offering. May Davis received a placement fee of $40,000 and the Company issued warrants to purchase 1,500,000 shares of Common Stock to May Davis and certain designees of May Davis and warrants to purchase 25,000 shares of Common Stock to Butler Gonzalez, LLP, counsel to May Davis. Such warrants are exercisable at a price of $.08 per share.

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

The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. An accrual was recorded as a dividend expense for approximately $3,750 during the quarter ended June 30, 2000. In no event can the Series A Preferred Stock be converted into more than 11,575,000 shares of Common Stock.

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

Forward Looking Statements
--------------------------
Forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us to implement our new plan to attain our primary goals as discussed above under "Operations." Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.


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

     The per unit weighted-average fair value of unit options granted on June 1, 2000 was $0.029 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rates of 5.86; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 178%; and a weighted average expected life of the option was 2 months. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of a obligation of $10,000 in principal and interest owed to the same consultant. The options had an aggregate fair value at date of grant of approximately $209,000.

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

     Commencing August 9, 2000, the Series A Preferred Stock is convertible, at the investors' option, into shares of the Company's common Stock and automatically converts into Common Stock on April 12, 2002. The conversion price of the Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. An accrual was recorded as a dividend expense for approximately $30,000 during the quarter ended June 30, 2000. In no event can the Series A Preferred Stock be converted into more than 11,575,000 shares of Common Stock.


Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

       Exhibit No.      Description
       ----------       -----------
           27           Financial Data Schedule

      (b)   Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               DIAMOND ENTERTAINMENT CORPORATION



Dated:  August 28, 2000       By:  /s/ Fred U. Odaka
                                  ---------------------------------------
                                   Fred U. Odaka
                                   Chief Financial Officer, Principal Financial
                                   Officer and Principal Accounting Officer