Form 10KSB/A
period 2000-03-31
DIAMOND ENTERTAINMENT CORP
filed 2000-10-26
CIK 847420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Markets and Customers - Video/DVD Products
------------------------------------------
         The Company markets its program inventory to large retail chain outlets and provides each retail chain operator with brochures, advertising materials and literature describing and promoting the Company's program inventory. The Company's products are sold through more than ten mass merchandisers such as Sam's Club, Costco and Best Buy, primarily in the Northeast, the South and the East Coast. These outlets sell the Company's products to the general public at retail prices ranging from approximately $1.99 to $9.99 per videocassette. For the years ended March 31, 2000 and 1999, the Company derived revenue from its Video and DVD products of approximately $3,563,400 and $3,957,000, respectively. For the year ended March 31, 2000, the Company had net sales to 2 customers, individually of more than 10% of the Company's revenues, of approximately $1,003,000. For the year ended March 31, 1999, the Company had sales to one customer of more than 10% of the Company's revenue, at approximately $2,466,000. The loss one of these customers would have a material adverse effect on the financial condition and results of operations of the Company.

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

         The various licensing agreements that the Company has entered into with licensors provide for advance payments ranging from $1,500 to $100,000 and subsequent royalty payments based upon either a per video sold fee or a percentage of wholesale price fee. During the year ended March 31, 2000, the Company incurred royalty expenses of approximately $103,000 under its licensing agreements.

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

         During the year ended March 31, 1998, ATRE sold approximately 11 acres of parcel 1. The Company received $588,733 during the year ended March 31, 1999 from the proceeds of the sale of the parcel of 11 acres as repayment of advances made to ATRE.

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

         The Company in June 1998 borrowed approximately $809,500 from ATRE to finance certain purchases of toy products. During the quarter ended December 31, 1999, the Board of Directors of the Company authorized the conversion of the amount borrowed of $809,500 into a one year 7% Convertible Promissory Note due on September 30, 2000. During the year ended March 31, 2000, the Company borrowed $559,900 from ATRE and paid back $81,000. The Company owed ATRE approximately $478,900 in short term notes at March 31, 2000.

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

         The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the Company. For the year ended March 31, 1999, there were three civil actions against the Company. One action is for alleged copyright infringement whereby the Company has entered into a settlement agreement in February of 1998 to pay $208,000 over twenty-four months, whereby the Company has made all twenty four of the required payments due as of February 16, 2000. The second action is for breach of service whereby the Company settled for two payments of $4,750 each, which were paid in July and August, 1999. The third action, the Company challenged an alleged suit for copyright infringement and as of the date of this report, the Company had not received a response to its challenge.

         On February 15, 2000, one of the Company's suppliers brought legal action against the Company to collect approximately $35,200 comprising of unpaid invoices, interest, court costs and attorneys fees owed to the supplier. The Company recorded the liability upon receipt of the goods and has acknowledged that this amount is owed to the supplier and is currently negotiating a monthly payment plan with the supplier to settle the amount owed.

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

         On August 25, 1997, as compensation pursuant to four consulting agreements, the Company issued 250,000 shares of Common Stock, and warrants to purchase an aggregate of 2,050,000 shares of Common Stock, exercisable at $0.10 per share, such warrants to expire on August 24, 1999. Murray T. Scott, a director of the Company, received the 250,000 shares of Common Stock and 250,000 of such warrants. In July 1998, two individuals who received warrants under the consulting agreements each exercised warrants to purchase 100,000 shares of Common Stock for aggregate consideration of $20,000 and in 1999, the Company authorized the reduction in the exercise price for 1,200,000 of these options to purchase the Company's common stock by canceling such options and issuing new option with the same terms except at an exercise price of $0.05 and recorded a non-cash additional consulting expense of $37,756 in 1999. The Company received $60,000 in January of 1999 from the exercise of 1,200,000 of these options at $0.05 per share. In February 1999, the Company received $40,000 from one consultant who exercised 400,000 of these options at an exercise price of $0.10. In March 1999, the warrants for 250,000 shares issued to Mr. Scott were canceled and reissued extending the exercise period for an additional two years for such options.

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

         In July and August of 1998, Mr. Lu was granted additional options to purchase 2,000,000 shares of Common Stock for $0.10 per share in consideration of his (i) personal guaranty of the Company's bank line of credit and (ii) loans made to the Company. Such option expire in March 2003.

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

         On January 10, 1999, the Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. The Company valued the options at and recorded consulting expenses of $336,685 for the year ended March 31, 1999. These options were exercised in February of 1999 for proceeds to the Company of $275,000.

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

         In March and June 1999, the Company issued callable convertible notes for $50,000 and $100,000 to James Lu and Jeffrey I. Schillen, respectively. The notes bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lenders at a conversion rate of $0.05 per share. As of March 31, 2000, neither of the debentures were converted. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest. The additional amount of interest for the years ended March 31, 2000 and 1999 were calculated to be $167,200 and $37,600, respectively, of which each amount was expensed in its appropriate fiscal year.

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

         In March and April of 1999, the Company issued two convertible notes for $100,000 and $50,000, respectively. The notes bear interest at 10% with principal and interest due on the first anniversary of the date of issuance. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share. As of March 2000, one investor converted the $50,000 note into 1,000,000 shares of the Company's common stock. As of March 31, 2000, the outstanding balance of convertible notes was $100,000, which the lender extended the due date to March 2001. On June 2, 1999, the Company was advised by the convertible note holder of the $100,000 note to waive receipt of bimonthly principal payments and to continue to receive the bimonthly interest only payments. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest. The additional amount of interest expense for the year ended March 31, 1999 was calculated to be $91,100.

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

         On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's President, as a bonus, options to purchase 2,500,000 and 1,000,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. The options had an aggregate fair market value at date of grant of approximately $681,000.

         On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's V.P. of Sales and Marketing, as a bonus, options to purchase 500,000 and 500,000 shares of the Company's common stock at $0.05 and
$0.10 per share, respectively. The options expire on May 24, 2004. The options had an aggregate fair market value at date of grant of approximately $194,000.

            In July 1999, the Company engaged a consultant for a period of one year to provide managerial and strategic planning for financial matters and expansion of the Company. The consultant received an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share in exchange for services to be rendered and option shall expire on July 8, 2001. The option had an aggregate fair value at date of grant of approximately 40,000.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Year Ended March 31, 2000 Compared with the Year Ended March 31, 1999
---------------------------------------------------------------------

Restatement and Correction of Errors
------------------------------------
The Company's consolidated balance sheet and related consolidated statements of operations, stockholders' deficiency and cash flows for the period ended March 31, 1999, were re-audited. As the result of this re-audit, the Company has restated its fiscal year 2000 financial statements to expense $255,000 of deferred costs, which was incurred due to the issuance of stock options. Also, the 2000 financial statements have been affected to reflect accumulative adjustments of $308,209 for 1999 restatements, which have decreased the net loss.

The Company has restated its March 31, 1999 financial statements to reflect adjustments increasing net loss by approximately $1,123,000. The management's discussion and analysis set forth in this section are based upon the restated financials for the two years ended March 31, 2000.


The financial statements for the period ended March 31, 1999, were restated as a result of the following:

1. In 1999, the Company issued convertible debentures for $175,000 and $100,000 to an unrelated third party and a $50,000 convertible debenture to the Company's president. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market price of the Company's common stock on the date of issuance of the debentures, the first 20% of the below market price was attributed to the lack of tradability of the shares, due to restriction on sale and the remainder of the below market price was attributed to financing costs. The additional amount of financing cost was calculated to be $105,000, $73,600 and $37,600, respectively. The Company did not record the effect of this matter in its financial statements. The effect on the financial statements was a $216,200 increase in common stock and a corresponding increase in selling, general and administrative expense.

2. In 1999, the Company converted $145,959 of accrued interest into 3,445,011 shares of the Company's common stock at a conversion rate below the market price of the Company's common stock. The Company recorded additional interest expense of $157,987 for the difference between the conversion price and the market price of the Company's common stock. The effect on the financial statements was a $157,987 increase in common stock and a corresponding increase in selling, general and administrative expense.

3. The Company's equity investment was recorded at a value of $50,000 when the book value was approximately $7,500. The effect on the financial statements was a $42,500 decrease in the investment and a corresponding decrease in the valuation adjustment for the investment.

4. The Company had $175,000 of deferred costs associated with a loan fee, which was being amortized over the life of the loan. The amortization expense for 1999 was understated by $16,468. The effect on the financial statements was a $16,468 decrease in total assets and a corresponding increase in selling, general and administrative expense.

5. In 1999, the Company had approximately $176,000 of consignment sales recorded as accounts receivable. The effect on the financial statements was a $176,000 decrease in sales and $86,000 decrease in cost of goods sold for a $90,000 decrease in the gross profit.

6. In 1999, the Company issued 1,524,523 shares of common stock for services rendered. The shares were valued at $34,500. However, the market value of the common stock on the date of issuance was $49,905. The effect on the financial statements was a $15,405 increase in common stock and a corresponding increase in selling, general and administrative expense.

7. In 1999, the Company granted an option to purchase 7,150,000 shares of its common stock to consultants. The options were valued at $39,000. However, the estimated market value of the options was $430,426. The effect on the financial statements was a $391,426 increase in common stock and a corresponding increase in selling, general and administrative expense.

8. In 1999, the Company granted an option to purchase 4,000,000 shares of its common stock to employees. The Company has elected to account for employee stock options under APB 25 and recorded an intrinsic expense of $15,000 for these options since the option price was below the market price of the Company's common stock on the date of grant. However, the actual expense had been calculated to be $160,000. The effect on the financial statements is a $145,000 increase in common stock and a corresponding increase in selling, general and administrative expense.

9. As of March 31, 1999, the Company had $48,180 of deferred costs, which was incurred due to the issuance of stock options to consultants. Since the consultants were 100% vested in the options, the Company has determined that the associated cost of the options to have no future value to the Company. The effect on the financial statements was a $48,180 decrease in total assets and a corresponding increase in selling, general and administrative expense.

Results of Operations
---------------------
The Company's net loss for the year ended March 31, 2000 was approximately $3,937,000 as compared to a net loss of approximately $2,714,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $3,576,000.

The Company's operating loss for the year ended March 31, 2000 was $3,576,000 as compared to an operating loss of approximately $2,448,000 for last year. The increase in the Company's operating loss of approximately $1,128,000 arose primarily from reduced gross profit of approximately $959,000, and increased non-cash expenses in connection with the issuance of equity instruments as compensation and other fees of approximately $450,000, offset by a reduction in other operating expenses of approximately $281,000.

The Company's sales for the years ended March 31, 2000 and 1999, were $3,828,261 and $4,373,303 respectively. The Company's sales significantly decreased by approximately $545,000 from the prior year with decreased video and toy product sales of approximately $351,000 and $194,000, respectively. The lower video product sales for the year ended March 31, 2000, were primarily the result of the Company suspending most of its acquisition of new video titles until January of 2000, which the Company received favorable responses substantiating market acceptance for certain video titles in DVD, and the cancellation of a significant holiday order from a major chain store during October 1999. The lack of new video titles and the cancellation of the major holiday order forced the Company to sell its existing inventory at much reduced prices to generate cash for its operation, which also contributed the lower sales dollar volume during the fiscal year ended March 31, 2000. The lower toy product sales when compared to the prior year were primarily attributed to lower volume purchases from the Company's major toy customer and sales of slower moving toy products at sales prices below previous year's market prices. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. The Company expects the sales to increase in fiscal year ending March 31, 2001. The Company's sales for the quarter ended March 31, 2000, were approximately $633,000 as compared to the prior two quarters which averaged approximately $1,248,000 a quarter. This decrease in the last quarter was primarily attributable to the lack of new video titles mentioned above and the sale of video and toy product inventories at reduced selling prices.

Cost of sales for the years ended March 31, 2000 and 1999 were approximately $3,348,000 and $2,934,000 or 88% and 67% of sales, respectively. The significant increase in cost of sales as a percentage of sales of 21% was primarily the result of lower sales prices charged to customers for video and toy products and the reduction of certain video and slow moving toy inventory down to its net realizable value. During fiscal year 2000, the Company generated custom duplication sales of approximately $618,000 having cost of sales 89% of sales which also contributed the increase in cost of sales as a percentage of sales.

Gross profit for the years ended March 31, 2000 and 1999 were approximately $480,000 and $1,439,000, or 12% and 33% of sales, respectively. The significant decrease in the gross profit as a percentage of sales was primarily due to the Company reducing its selling prices on video and toy products, lower margin custom duplication sales and the write-down of certain video and toy inventory.

Operating expenses for the years ended March 31, 2000 and 1999 were approximately $4,056,000 and $3,887,000, respectively. This increase in operating expenses of approximately $169,000 was primarily the result of increases in non-cash expenses in connection with the issuance of equity instruments as compensation and other fees of approximately $450,000, and offset by lower selling and general administrative expenses of approximately $215,000 and $66,000, respectively. The lower general and administrative expenses of approximately $66,000 was primarily the result of higher expense levels in facility rent of approximately $147,000, offset by a decrease in bad debt of approximately $213,000. The lower level of selling expenses of approximately $215,000 was primarily attributable to lower expenses in marketing and sales salaries and sales commissions of approximately $123,000 and $80,000, respectively.

Bad debt expense for the years ended March 31, 2000 and 1999 were approximately $99,000 and $312,000, respectively.

Interest expense for the years ended March 31, 2000 and 1999 were $418,524 and $463,905, respectively. The decrease in interest expense in fiscal 2000 over fiscal 1999 of approximately $45,000 was primarily the result of lower levels of accounts receivable and asset based borrowings. As of March 31, 2000, the outstanding debt of the Company was approximately $3,940,000 of which approximately $282,000 is classified as long term.

The Company's auditors issued a going concern report for the year ended March 31, 2000. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful. Management's plans are discussed under "Liquidity and Capital Resources - Operations."


Liquidity and Capital Resources
-------------------------------
The Company's working capital deficit at March 31, 2000 was $3,531,291 as compared with working capital deficit of $2,244,472 at March 31, 1999.


This increase in the working capital deficit of approximately $1,287,000 is primarily the result of the Company's lower levels of accounts receivable and inventory. As a result of lower sales recorded during the fourth quarter of fiscal 2000, when compared to sales in the same quarter a year earlier, accounts receivable were lower by approximately $140,000. Inventory at March 31, 2000 was approximately $1,100,000 as compared with approximately $2,200,000 at March 31,1999. This decrease in inventory of approximately $1,100,000 was the result of the Company efforts to sell off its slower moving video and toy inventories, together with lower inventory requirements and a write down of certain video and toy inventory.

Operations
----------
For the year ended March 31, 2000, cash utilized for operations was approximately $438,000 as compared to $2,887,000 for the year ended March 31, 1999. Net cash provided by financing activities during the year ended March 31, 2000 and 1999 were approximately $523,000 and $2,474,000 respectively.

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

Beginning in October 1998, the Company entered into a four-year lease expiring in June 2002, for use as executive offices and manufacturing and warehouse facilities for approximately $21,800 monthly. During March 2000, the Company's lessor brought action against the Company to recover delinquent rental payment and penalties arising from the termination of this lease. The action against the Company resulted in a stipulated judgement whereby the Company agreed to pay $72,000.00 at 10% interest by paying $6,600.00 per month for twelve consecutive months beginning April 1, 2000 through March 1, 2001. There is a penalty clause for a failure to pay in a timely manner which increases the total amount to $119,000 with immediate acceleration in the event of a default under the stipulated judgement. The required payments through June, 2000 all have been made in a timely manner and there have been no defaults. The Company leased a sales office space in Freehold, New Jersey for approximately $2,400 per month. This lease was to expire on October 31, 2001, however, the Company in March of 2000 successfully negotiated the termination of this lease by forfeiting the lease rental deposits of $4,800. Rent expense for this facility was approximately $20,000 for the year ended March 31, 2000. It also leased for $9,274 per month office and warehousing space which would expire March 2001. Rent expense for this facility was approximately $111,283 for the year ended March 31, 2000. The Company has entered into a sublease for this space with a subtenant beginning January 1, 1999 which requires the subtenant to pay approximately $9,494 per month from March 1, 1999 through February 2000, and $9,936 per month from March 1, 2000 through March 31, 2001.

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

At November 28, 1998, ATRE had no binding sales contracts for the remaining parcels of real estate owned by ATRE as these parcels of land continue to be developed for commercial use. Contracts that were pending have not closed due to possible changes in interest rates or possible overall market conditions. In addition, the Company was advised by ATRE that proceeds realized by ATRE during fiscal 1998 were reinvested into other parcels to improve the ability to sell the remaining parcels. In December of 1998, the Company received from a real estate development specialist an aggregate approximate valuation of $5,200,000 for the remaining ATRE parcels. Although the Company believes that final sales contracts will be able to be consummated, at this time it is not possible to predict with any certainty when the closing of such sales contracts of commercial real estate may occur or whether the proceeds expected by the Company for their share in this real estate could be significantly less than anticipated. Therefore, the ultimate realizable value of the receivable for advances from ATRE could be substantially less than the preadjusted carrying value of $1,600,000. The Company setup a valuation allowance in the quarter ended March 31, 1998, of $1,117,788 and accordingly, charged operations for that amount so that the amount due from ATRE at March 31, 1998 was presented at the amount of the 1998 subsequent receipts of approximately $500,000. Based upon the above circumstances the likelihood is that $1,117,788 from future proceeds from the sale of the ATRE parcels will not be realized by the Company with any certainty. At March 31, 1999, no monies were due from ATRE.

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

On August 30, 1996, the Company established a line of credit up to $2,500,000, whereby, $2,000,000 was backed by pledged receivables and inventory and $500,000 was guaranteed by the Company's President. Interest was at a prime rate plus 3%. Interest expense from April 1, 1997 through December 31, 1997 was approximately $148,500. In December 1997, the Company repaid $469,221 on this line of credit and engaged another financial institution for a $2,500,000 financing arrangement. This arrangement is also backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.18% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest expense from December 1997 through March 31, 1998 was approximately $27,500. Interest for the years ended March 31, 2000 and 1999 were approximately $419,000 and $464,000, respectively.

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

On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's President, as a bonus, options to purchase 2,500,000 and 1,000,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. The options had an aggregate fair market value at date of grant of approximately $681,000.

On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's V.P. of Sales and Marketing, as a bonus, options to purchase 500,000 and 500,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. The options had an aggregate fair market value at date of grant of approximately $194,000.

In July 1999, the Company engaged a consultant for a period of one year to provide managerial and strategic planning for financial matters and expansion of the Company. The consultant received an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share in exchange for services to be rendered and option shall expire on July 8, 2001. The option had an aggregate fair value at date of grant of approximately 40,000.

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

Year Ended March 31, 1999 Compared with the Year Ended March 31, 1998
---------------------------------------------------------------------

Results of Operations
---------------------
The Company's net loss for the year ended March 31, 1999 was approximately $2,700,000 as compared to a net loss of approximately $1,869,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $2,600,000.

The Company's operating loss for the year ended March 31, 1999 was approximately $2,600,000 as compared to an operating loss of approximately $557,000 for last year. The Company's operating loss arose primarily from lower sales of approximately $4,400,000 and reduced gross profit of approximately $1,600,000, offset by a reduction in operating expenses of approximately $400,000.

The Company's sales for the years ended March 31, 1999 and 1998, were $4,373,303 and $8,724,149, respectively. The Company's sales decreased by approximately $4,400,000 from the period year with decreased video and toy product sales of approximately $2,200,000 each. The lower video product sales for the year ended March 31, 1999, were primarily the result of lower purchases by three of the Company's major retailers. One of the Company's major video retailers was sold, the second retailer experienced financial difficulties and the third opted to purchase videos from the Company's competitors. The lower toy product sales when compared to the same period a year earlier was attributed to higher sales realized from the initial roll out of the Company's new toy line during the previous year's holiday season. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. The Company expects the sales to increase in fiscal year ending March 31, 2000. The Company's sales for the quarter ended March 31, 1999 was approximately $800,000 as compared to the prior two quarters which averaged approximately $1,500,000 a quarter. This decrease in the last quarter was attributable to the selling of certain toy inventory at a reduced selling price as a result of marketing difficulties.

Cost of sales for the years ended March 31, 1999 and 1998 were approximately $2,900,000 and $5,700,000 or 66% and 65% of sales, respectively. The increase in cost of sales as a percent to sales was primarily the result of reducing certain toy inventory down to its net realizable values.

Gross profit for the years ended March 31, 1999 and 1998 were approximately $1,400,000 and $3,000,000, or 34% and 35% of sales, respectively. The decreased percentage for gross profit as a percent to sales was primarily due to the write-down of certain toy inventory.

Operating expenses for the years ended March 31, 1999 and 1998 were approximately $4,000,000 and $3,600,000, respectively. This increase in operating expenses of approximately $400,000 was primarily the result of the increase in non-cash expenses in connection with the issuance of equity instruments as compensation and other fees of approximately $500,000 offset by a net decrease in toher operating expenses of approximately $100,000.

Bad debt expense for the years ended March 31, 1999 and 1998 were $307,013 and $152,440, respectively.

Interest expense for the years ended March 31, 1999 and 1998 were $344,614 and $420,583, respectively. The increase in interest expense in fiscal 1999 over fiscal 1998 of approximately $76,000 was the result of higher levels of borrowing. As of March 31, 1999, the outstanding debt of the Company was approximately $1,960,000, primarily all of which is classified as current. Interest income for the years ended March 31, 1999 and 1998 were $1,000 and $129,000, respectively. The lower accounts receivable from ATRE at March 31, 1998, and the subsequent cash payments from ATRE, resulted in lower accrued interest income for the year ended March 31, 1999 when compared to the same period a year earlier.

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


ITEM 7.  FINANCIAL STATEMENTS.

         See Index to Consolidated Financial Statements on page F-1.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999






                                    I N D E X


                                                                   PAGE


INDEPENDENT AUDITORS' REPORT                                        F-2


CONSOLIDATED BALANCE SHEET (RESTATED)                            F-3 - F-4


CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)                    F-5


CONSOLIDATED STATEMENT OF STOCKHOLDERS'
 DEFICIENCY (RESTATED)                                              F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)                 F-7 - F-10


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-11 - F-36

                          INDEPENDENT AUDITORS' REPORT



TO THE STOCKHOLDERS' AND BOARD OF DIRECTORS OF
DIAMOND ENTERTAINMENT CORPORATION

We have audited the accompanying consolidated balance sheet of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2000 and the related consolidated statements of operation, stockholders' deficiency and cash flows for the two-year period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2000, and the consolidated results of their operations and their cash flows for the two year period ended March 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's has incurred recurring losses and a negative cash flow from operations, as well as a working capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                      Certified Public Accountants

Los Angeles, California
July 13, 2000

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET (Restated)
                                 MARCH 31, 2000


         ASSETS
CURRENT ASSETS
   Accounts receivable, net of allowance for
     doubtful accounts of $137,750                                $   421,196
   Inventories                                                      1,094,878
   Prepaid expenses and other current assets                          116,456
                                                                  -----------
     Total current assets                                           1,632,530

PROPERTY AND EQUIPMENT, net                                           266,570
FILM MASTERS AND ARTWORK, less
   accumulated amortization of $3,813,596                             114,424
OTHER ASSETS
   Investment in equity subsidiary                                     50,000
   Other assets                                                        60,982
                                                                  -----------
       TOTAL ASSETS                                               $ 2,124,506
                                                                  ===========





The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET (Restated) (Continued)
                                 MARCH 31, 2000


         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                                 $    19,428
   Accounts payable and accrued expenses                            1,486,142
   Financing agreement payable                                        909,131
 Notes payable - current portion                                      125,762
   Related parties - notes and advances payable
     -current portion                                               1,543,841
   Convertible debentures - current portion                         1,050,775
   Capital lease obligations - current portion                         28,742
                                                                  -----------
     Total current liabilities                                      5,163,821

LONG-TERM LIABILITIES
   Notes payable, less current portion                                 63,872
   Related parties - notes and advances payable,
     less current portion                                             100,000
   Convertible debentures, less current portion                       100,000
   Capital lease obligations, less current portion                     17,912
                                                                  -----------
       TOTAL LIABILITIES                                            5,445,605
                                                                  -----------
COMMITMENTS AND CONTINGENCIES (Note 12)                                     -

STOCKHOLDERS' DEFICIENCY
   Convertible preferred stock, no par value; 5,000,000
     shares authorized; 483,251 issued (of which 172,923
     are held in treasury)                                            376,593
   Common stock, no par value; 100,000,000 shares
     Authorized; 62,334,029 issued and outstanding                 14,001,535
   Accumulated deficit                                            (17,650,424)
   Treasury stock                                                 (    48,803)
                                                                  ------------
     TOTAL STOCKHOLDERS' DEFICIENCY                               ( 3,321,099)
                                                                 ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $ 2,124,506
                                                                 ============

The accompanying notes are an integral part of these consolidated financial statements.


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

                                                            For the Year Ended
                                                                 March 31,
                                                    ---------------------------------
                                                         2000               1999
                                                    -------------       -------------
                                                      (Restated)         (Restated)
                                                    -------------       -------------
SALES - net                                         $   3,828,261       $   4,373,303

COST OF GOODS SOLD                                      3,348,102           2,934,057
                                                    -------------       -------------
GROSS PROFIT                                              480,159           1,439,246

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            4,055,809           3,887,479
                                                    -------------       -------------
LOSS FROM OPERATIONS                                 (  3,575,650)       (  2,448,233)
                                                    -------------       -------------
OTHER INCOME (EXPENSE)
   Interest expense                                 (     418,524)       (    463,905)
   Other income                                            14,316              50,674
   Income (loss) from equity investment                    42,500        (      7,500)
   Valuation adjustment for investment                          -              88,773
                                                    -------------       -------------
     Total other income (expense)                   (     361,708)       (    331,958)
                                                    --------------      -------------
LOSS BEFORE INCOME TAXES                             (  3,937,358)       (  2,780,191)

INCOME TAXES                                                    -                   -
                                                    -------------       -------------
LOSS FROM CONTINUING OPERATIONS                      (  3,937,358)       (  2,780,191)

EXTRAORDINARY INCOME - Forgiveness of debt,
   net of tax effect of $0                                      -              65,968
                                                    -------------       -------------

NET LOSS                                            $(  3,937,358)      $(  2,714,223)
                                                    =============        ============
LOSS PER SHARE, basic and diluted
   CONTINUING OPERATIONS                            $(       0.07)      $(       0.08)
   EXTRAORDINARY INCOME                                         -                  -
                                                    -------------       -------------
   NET LOSS                                         $(       0.07)      $(       0.08)
                                                    ==============      =============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING, basic and diluted                      59,375,234          34,392,178
                                                     =============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                                          DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (Restated)
                                              FOR THE YEARS ENDED MARCH 31, 2000 AND 1999



                                              Convertible                                                                  Total
                                          Preferred Stock            Common Stock         Accumulated    Treasury      Stockholders'
                                         Shares     Amount       Shares         Amount      Deficit        Stock        Deficiency
                                         -------  --------     ----------   -----------   -------------  ---------     ------------
Balance at March 31, 1998                483,251  $376,593     28,753,250   $ 9,207,416   $(10,634,843)  $(48,803)     $(1,099,637)
   Adjust for interest on convertible
     debentures                                -         -              -       364,000    (   364,000)         -                -
                                         -------  --------     ----------   -----------   -------------  ---------     ------------
Balance at March 31, 1998 (Restated)     483,251   376,593     28,753,250     9,571,416    (10,998,843)   (48,803)      (1,099,637)
   Shares issued for:
     Conversion of interest                    -         -      3,445,011       303,946              -          -          303,946
     Conversion of principal                   -         -     10,396,245       848,867              -          -          848,867
     Settlement agreement                      -         -      1,499,523        47,985              -          -           47,985
     Services rendered                         -         -         25,000         1,920              -          -            1,920
     Exercise of options and warrants          -         -      6,500,000       355,000              -          -          355,000
   Issuance of stock options for
     services rendered                         -         -              -       430,426              -          -          430,426
   Issuance of stock options to
     employees below market                    -         -              -       160,000              -          -          160,000
   Interest for convertible debentures         -         -              -       216,200              -          -          216,200
   Net loss                                    -         -              -             -    ( 2,714,223)         -       (2,714,223)
                                         -------  --------     ----------   -----------   -------------  ---------     ------------
Balance at March 31, 1999 (Restated)     483,251   376,593     50,619,029    11,935,760    (13,713,066)   (48,803)      (1,449,516)
   Exercise of common stock options:
     Cash                                      -         -      4,000,000       200,000              -          -          200,000
     Settlement of debt and interest           -         -      7,225,000       376,875              -          -          376,875
     Settlement of accounts payable            -         -        490,000        24,500              -          -           24,500
   Options issued for consulting
     services                                  -         -              -       660,000              -          -          660,000
   Options issued for officers
     compensation                              -         -              -       620,000              -          -          620,000
   Interest for convertible debentures         -         -              -       184,400              -          -          184,400
   Net loss (Restated)                         -         -              -             -    ( 3,937,358)         -       (3,937,358)
                                         -------  --------     ----------   -----------   -------------  ---------     ------------
Balance at March 31, 2000 (Restated)     483,251  $376,593     62,334,029   $14,001,535   $(17,650,424)  $(48,803)     $(3,321,099)
                                         =======  ========     ==========   ===========   ============  ==========    =============





The accompanying notes are an integral part of these consolidated financial statements.

                    DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

                                                            For the Year Ended
                                                                 March 31,
                                                       ---------------------------------
                                                            2000               1999
                                                       -------------       -------------
                                                         (Restated)         (Restated)
                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $( 3,937,358)       $( 2,714,223)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       Depreciation and amortization                        279,038             337,905
       Provision for doubtful accounts                  (    51,205)            307,013
       Inventory reserve                                    176,386             500,000
       Issuance of note payable for settlement               72,000                   -
       Gain on extinguishment of debt                             -         (    65,970)
       Issuance of equity instruments as
         compensation and other fees                      1,464,400           1,014,524
       Valuation adjustment of investment                         -         (    88,733)
       (Income) loss from equity investment             (    42,500)        (     7,500)
       Changes in assets and liabilities
       (Increase) decrease
        Accounts receivable                                 189,240             315,264
        Inventories                                         977,527           1,034,881
        Prepaid expenses and other current assets       (    30,096)             36,455
        Other assets                                        230,020             168,492
       Increase (decrease)
        Accounts payable and accrued expenses               244,141         ( 3,725,148)
        Accrued interest                                     29,997                   -
                                                       -------------       -------------
NET CASH USED IN OPERATING ACTIVITIES                   (   398,410)        ( 2,887,040)
                                                       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Repayments by ATRE                                             -             588,733
   Purchase of property and equipment                   (    18,506)        (   109,560)
   Purchase of film masters and artwork                 (    66,420)        (    71,293)
                                                       -------------       -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (    84,926)            407,880
                                                       -------------       -------------



The accompanying notes are an integral part of these consolidated financial statements.

                    DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated) (Continued)

                                                            For the Year Ended
                                                                 March 31,
                                                       ---------------------------------
                                                            2000               1999
                                                       -------------       -------------
                                                         (Restated)         (Restated)
                                                       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                (    85,475)            104,903
   Net repayments of financing agreement                (   267,796)            132,716
   Proceeds from notes payable                              194,146             367,487
   Payments of notes payable                            (   350,270)        (   554,339)
   Proceeds from notes payable (related party)              784,341           1,977,925
   Payments of notes payable (related party)                      -                   -
   Proceeds from convertible debentures                      50,000             100,000
   Payment of convertible debentures                    (    16,370)                  -
   Payments on capital leases                           (    25,240)        (    10,062)
   Proceeds from the exercise of options                    200,000             355,000
                                                       -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   483,336           2,473,630
                                                       -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           -         (     5,530)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                     -               5,530
                                                       -------------       -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                $          -        $          -
                                                       =============       =============

SUPPLEMENTAL INFORMATION:
     Interest paid                                     $    237,000        $    300,000
                                                       =============       =============
     Income taxes paid                                 $          -        $          -
                                                       =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated) (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended March 31, 1999, the Company issued the following equity and security instruments:

    Authorized to extend the exercise period for an additional two years for 4,000,000 options to purchase common shares issued in prior years to employees. The Company cancelled the original options and issued new options with the same terms including the two-year extension. Since the option price was below the market price on the date of grant, the Company has recognized compensation expense for the difference, which aggregates to $160,000.

    Granted options to consultants to purchase 5,950,000 shares of the Company's common stock. The Company has recognized consulting expense of $392,670.

    Authorized the reduction in the exercise price to $0.05 per share for 1,200,000 options, issued in previous years to consultants, to purchase the Company's common stock. The Company cancelled the original options and issued new options with the same terms, except, at an exercise price of $0.05. The Company has recognized consulting expense of $37,756.

    Issued 1,499,523 and 25,000 shares of its common stock to pay for a legal settlement and services rendered, respectively. The Company recorded an expenditure associated with issuance at the current market price of the Company's common stock for an aggregate of $49,905.

    Issued 3,445,011 shares of its common stock for the payment of interest expense. The Company recorded additional interest expense of $157,987 for the difference between the fair market value of the shares issued and the accrued interest at the time of the issuance.

    Issued 10,396,245 shares of its common stock for the conversion of $848,867 of principal balance of convertible promissory notes.

    Issued convertible promissory notes in the aggregate of $325,000 with a conversion price below the market value on the date of issuance. The Company has recognized additional interest expense of $216,200 for the difference between the current market value and the conversion price. Also, of the convertible promissory note totaling $175,000 was for an extension bonus on the convertible debentures converted during the year. The Company has amortized $155,000 and $20,000 as financing expense for the years ended March 31, 2000 and 1999.

During the year ended March 31, 1999, the Company entered into capital lease agreements for equipment totaling approximately $70,000.


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated) (Continued)

SUPPLEMENTAL   SCHEDULE  OF  NON-CASH   INVESTING   AND   FINANCING   ACTIVITIES
(Continued):

For the year ended March 31, 2000, the Company issued the following equity and security instruments:

    Granted options to consultants to purchase 14,465,000 shares of its common stock, in connection with consulting agreements and officer compensation. The Company has recognized consulting expense of $1,535,000.

    Issued 7,225,000 and 490,000, respectively, shares of its common stock for the conversion of $376,875 of principal balance and accrued interest and $24,500 of accounts payable, respectively.

    Converted $1,860,275 of accounts payable to related parties into two separate convertible debentures for i) $1,050,775 issued to an unrelated third party, and ii) $809,500 issued to a related party.

    Issued a $72,000 promissory note in settlement for the 2000 termination of an operating lease.

























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

          Video Programs and Other Licensed Products
          The Company distributes and sells videocassette titles, including certain public domain programs and certain licensed programs. The
          Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. Also, in September of 1998, the Company entered into a distribution agreement for a new product called Cine-Chrome, utilizing classic images of licensed properties.

          General Merchandise
          The Company, through its wholly owned subsidiary, Jewel Products International, Inc. ("JPI"), purchases and distributes toy products to mass merchandisers in the U.S., which commenced in fiscal 1999. The Company offers the toy products for limited sales periods and as demand for products change, the Company switches to newer and more popular products.

          Principles of Consolidation
          ---------------------------
          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

          Basis of Presentation
          ---------------------
          As reflected in the accompanying consolidated financial statements, the Company has had recurring losses from operations, negative cash flow from operations, a negative working capital and is delinquent in payment of certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

          Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

          o The Company is seeking to secure a line of credit. The Company will require $500,000 to expand the Company's product line (DVD products) and in turn increase sales; any funds received over $500,000 will be used to pay down related parties-notes and advances.

          o Extended the maturity date for a $100,000 convertible debenture and $150,000 of related parties - convertible debentures in order to reduce the Company's cash requirements.

          o Convert to common stock $1,051,000 of convertible debentures and $810,000 of related parties - convertible debentures, in order to reduce the Company's cash requirements.

          o Convert approximately 50% of the Company's video products to DVD format in order to keep current with existing demand and technology. The new products are estimated to increase overall sales by approximately 18%, which will add to the overall gross profit margin approximately 13%.

          o Reduce operating expenses to the lowest level possible, as the Company has relocated its office and warehouse facilities in order to reduce annual rent expense by approximately $250,000.

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

          Fair Value of Financial Instruments
          -----------------------------------
          For certain of the Company's financial instruments, including accounts receivable, bank overdraft and accounts payable and accrued expenses, the carrying amounts approximate fair value, due to their relatively short maturities. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

          Cash and Cash Equivalents
          -------------------------
          Cash equivalents are comprised of certain highly liquid investments, with maturities of three months or less when purchased. The Company has no cash equivalents.

          Concentrations of Credit Risk
          -----------------------------
          Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of March 31, 2000, with financial institutions subject to a credit risk beyond the insured amount.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Property and Equipment
          ----------------------
          Property and equipment are presented at historical cost less accumulated depreciation. Depreciation is computed by the straight-line method for all furniture, fixtures, and equipment over a five-year period, which represents the estimated useful lives of the respective assets. Leasehold improvements are being amortized over the lesser of their estimated useful lives or the term of the lease.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation
          ------------------------
          The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company does not recognize compensation expense related to options issued under the Company's employee stock option plans, unless the option is granted at a price below market price on the date of grant.

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

          For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

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

          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components in the financial statements. As of March 31, 2000 and 1999, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Net Loss Per Share
          ------------------
          The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2000 and 1999, the weighted average common shares outstanding would have been increased 19,004,000 and 11,004,000 shares if the issued and exercisable stock options would have been dilutive.

NOTE 2 -  RESTATEMENT AND CORRECTION OF ERRORS

          The March 31, 2000 consolidated financial statements were previously presented in the Company's Form 10KSB filing, filed with the Securities and Exchange Commission on August 21, 2000. The Company has restated its March 31, 2000 consolidated financial statements to expense $255,000 of capitalized deferred costs, which was incurred due to the issuance of stock options to consultants. Since the consultants were 100% vested in the options on the date of grant, the Company has determined that the associated cost of the option has no future value to the Company. The effect of the restatement is a $255,000 increase in selling, general and administrative expense. Also, the March 31, 2000 consolidated financial statements have been effected to reflect accumulative adjustments of $308,209 for 1999 restatements, which have increased the Company's 1999 net loss.

          The Company has restated its March 31, 1999 financial statements as a result of the following:

          1) In 1999, the Company issued convertible debentures for $175,000 and $100,000 to an unrelated third party and a $50,000 convertible debenture to the Company's president. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market price of the Company's common stock on the date of issuance of the debentures, the first 20% of the below market price was attributed to the lack of tradability of the shares, due to restriction on sale and the remainder of the below market price was attributed to financing costs. The additional amount of financing cost was calculated to be $105,000, $73,600 and $37,600, respectively. The Company did not record the effect of this matter in its financial statements. The effect on the financial statements was a $216,200 increase in common stock and a corresponding increase in selling, general and administrative expense.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 2 -  RESTATEMENT AND CORRECTION OF ERRORS (Continued)

          2) In 1999, the Company converted $145,959 of accrued interest into 3,445,011 shares of the Company's common stock at a conversion rate below the market price of the Company's common stock. The Company recorded additional interest expense of $157,987 for the difference between the conversion price and the market price of the Company's common stock. The effect on the financial statements was a $157,987 increase in common stock and a corresponding increase in selling, general and administrative expense.

          3) The Company's equity investment was recorded at a value of $50,000 when the book value was approximately $7,500. The effect on the financial statements was a $42,500 decrease in the investment and a corresponding decrease in the valuation adjustment for the investment.

          4) The Company had $175,000 of deferred costs associated with a loan fee, which was being amortized over the life of the loan. The amortization expense for 1999 was understated by $16,468. The effect on the financial statements was a $16,468 decrease in total assets and a corresponding increase in selling, general and administrative expense.


          5) In 1999, the Company had approximately $176,000 of consignment sales recorded as accounts receivable. The effect on the financial statements was a $176,000 decrease in sales and $86,000 decrease in cost of goods sold for a $90,000 decrease in the gross profit.

          6) In 1999, the Company issued 1,524,523 shares of common stock for services rendered. The shares were valued at $34,500. However, the market value of the common stock on the date of issuance was $49,905. The effect on the financial statements was a $15,405 increase in common stock and a corresponding increase in selling, general and administrative expense.


          7) In 1999, the Company granted an option to purchase 7,150,000 shares of its common stock to consultants. The options were valued at $39,000. However, the estimated market value of the options was $430,426. The effect on the financial statements was a $391,426 increase in common stock and a corresponding increase in selling, general and administrative expense.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 2 -  RESTATEMENT AND CORRECTION OF ERRORS (Continued)

          8) In 1999, the Company granted an option to purchase 4,000,000 shares of its common stock to employees. The Company has elected to account for employee stock options under APB 25 and recorded an intrinsic expense of $15,000 for these options since the option price was below the market price of the Company's common stock on the date of grant. However, the actual expense had been calculated to be $160,000. The effect on the financial statements is a $145,000 increase in common stock and a corresponding increase in selling, general and administrative expense.

          9) As of March 31, 1999, the Company had $48,180 of deferred costs, which was incurred due to the issuance of stock options to consultants. Since the consultants were 100% vested in the options, the Company has determined that the associated cost of the options to have no future value to the Company. The effect on the financial statements was a $48,180 decrease in total assets and a corresponding increase in selling, general and administrative expense.

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
                                                    ===========

          Allowance
          ---------
          An allowance has been established for the inventories of approximately $676,000. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been (a) restricted to specified distribution territories as a result of legal settlements and (b) inventory, which has passed its peak selling season.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 5 -      PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following as of March 31, 2000:

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

NOTE 6 -  RELATED PARTIES RECEIVABLES

          The Company was owed approximately $69,000 from the President of the Company for advances and loans. Simple interest was accrued monthly at an annual rate of 10% on the outstanding balance. The loan was due in December 2001. In 1999, the unpaid balance of approximately $69,000 was forgiven by the Company and treated as compensation costs on the statement of operations in consideration for the President's personal guarantees for two leases and promissory notes.

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

          As of March 31, 1998, the Company's estimated net realizable value for the investment was established to be $500,000. In 1999, the Company received payments from ATRE of $588,733 and recorded equity income of $7,500. Since, the net book value was $500,000, the Company recorded a valuation adjustment of $88,733 and income from investment of $7,500 for the year ended March 31, 1999.

          Also, March 31, 2000 and 1999 investment amounts of $50,000 and $7,500 approximate the Company's 50% interest in the net assets of ATRE.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 8 - FINANCING AGREEMENT PAYABLE

          The Company has a financing agreement for a maximum borrowing of up to $2,500,000. Substantially all assets of the Company have been pledged as collateral for the borrowings. The agreement calls for a factoring of the Company's accounts receivable, and an asset-based note related to the Company's inventories. The cost of funds for the accounts receivable portion of the borrowings is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. The asset-based portion of the borrowings is determined by the lesser of i) $800,000, ii) 25% of the clients finished toy inventory or iii) 55% of the clients finished videotape inventory. The cost of funds for the inventory portion of the borrowings is at 2.0% per month on the highest outstanding balance each month. The agreement stipulates an $8,000 per week payment against the asset-based note payable, with final payment in November 2000. The Company paid interest of $110,000 and $340,000 for the years ended March 31, 2000 and 1999, respectively. The financing agreement consisted of the following as of March 31, 2000:

                  Factor payable                                 $  551,020
                  Note payable - inventory                          358,111
                                                                 ----------
                                                                 $  909,131
                                                                 ==========
NOTE 9 - NOTES PAYABLE

          The Company has a vehicle financing agreement with monthly payments of $562 for principal and interest at 9.75% per annum, due in March 2001. The balance as of March 31, 2000 was $12,214.

          Note payable at 16% annual interest with twelve monthly installments of principal of $2,292. This note is guaranteed by the President of the Company and is subordinated to the financing agreement payable. Since, the Company did not pay-off the note on the scheduled maturity date, the lender has extended the maturity date and assessed an additional interest charge of 20% per annum as a penalty on the unpaid balance each month. At March 31, 2000, the balance of $27,500 is due and payable May 2001.

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

           DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

NOTE 9 - NOTES PAYABLE (Continued)

          Scheduled annual maturities of these obligations at March 31, 2000 are as follows:

                  Year
                  ----
                  2001                                            $125,762
                  2002                                              63,872
                                                                  --------
                                                                  $189,634
                                                                  ========

NOTE 10 - RELATED PARTIES - NOTES AND ADVANCES PAYABLE

          Convertible Debentures - Related Parties
          ----------------------------------------
          In March and June 1999, the Company entered into two convertible debentures for $50,000 and $100,000, respectively. The debentures bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender's at a conversion rate of $0.05 per share. As of March 31, 2000, neither of the debentures were converted. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest. The additional amount of financing costs for the years ended March 31, 2000 and 1999 were calculated to be $184,400 and $37,600, respectively, of which each amount was expensed.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 10 - RELATED PARTIES - NOTES AND ADVANCES PAYABLE (Continued)

          Note Payable - Related Parties
          ------------------------------
          As of March 31, 2000, the Company has a $90,000 note payable, due to an officer, at 10% due on demand.

          Advances Payable - Related Parties
          ----------------------------------
          At March 31, 2000, the Company has the following liabilities, which are non-interest bearing and due on demand: $478,900 due to ATRE and $115,441 due to an officer.

NOTE 11 - CONVERTIBLE DEBENTURES

          In February and March 1999, the Company entered into convertible debentures for $175,000 and $100,000, respectively. The debentures bear interest at 10% with principal and interest due on the first anniversary of the date of issuance. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share. As of March 2000, one investor converted the $175,000 note into 3,500,000 shares of the Company's common stock. As of March 31, 2000, the outstanding balance of convertible debentures was $100,000, for which the lender extended the due date to March 2001. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest. The additional amount of financing expense for the year ended March 31, 1999 was calculated at $178,600.

          At March 31, 1999, the Company had $1,118,425 due to a related party for payment of trade payables. In October 1999, the Company ceased to have a relationship with the party, so the outstanding balance of $1,050,775 was converted into a convertible debenture. The debenture bears interest at 10% with principal and interest due on the first anniversary of the date of issuance. At the option of the holder, all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. As of March 31, 2000, the outstanding balance was $1,050,775.

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

          The Company's future minimum annual aggregate rental payments for capital and operating leases that have initial or remaining term in excess of one year are as follows:
                                                       Capital      Operating
                                                       Leases        Leases
                                                     ----------    ----------
            Year Ending March 31,:
            2001                                     $  34,960     $  135,000
            2002                                        20,179        131,000
            2003                                             -        105,000
                                                     ---------     ----------
            Total minimum lease payments                55,139     $  371,000
                                                                    =========
            Less: amount representing interest           8,485
                                                     ---------
            Present value of minimum lease payments     46,654
            Less:  current portion                      28,742
                                                     ----------
            Long-term portion                        $  17,912
                                                     =========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 12 - COMMITMENTS AND CONTIGENCIES (Continued)

          Rent expense for the years ended March 31, 2000 and 1999 was approximately $154,000 and $302,000, respectively.

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

NOTE 13 - EQUITY

          Authorized Shares
          -----------------
          The Board of directors has authorized a total number of shares in the amount of 105,000,000 of which 5,000,000 has been dedicated to preferred stock and 100,000,000 shares for common stock

          Convertible Preferred Stock
          ---------------------------
          The preferred stock has i) voting rights upon all matters upon which common stockholders have at a 1.95 vote for each share of preferred stock, ii) conversion rights at 1.95 shares of common stock for each share of preferred, iii) no rights of redemption and iv) no dividend preferences, but entitled to a preference of $0.01 per share in the event of liquidation.

          During the year ended March 31, 1999, the Company had the following significant equity transactions:

          o Issued 10,396,245 for the conversion $848,867 of debt principal for convertible debentures.

          o Issued 3,445,011 shares for the conversion of $145,945 of accrued interest at $0.42 per share. Since the conversion price was below the market value for the Company's common stock on date of conversion, the Company has recorded $158,001 of additional interest expense in 1999 for the difference between market and the conversion price.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 13 - EQUITY (Continued)

          o The Company recorded $216,000 of additional financing costs related to convertible debentures, convertible into the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares, due to restriction on sale and the remainder was attributed to additional financing. The additional amount of financing expense for the year ended March 31, 1999 was calculated to be $216,200.

          o Issued 1,499,523 shares to the Company's president pursuant to replace shares he forfeited in a personal legal settlement. The shares were valued at $47,985, the market value for the Company's common stock at the date of issuance.

          o Issued 6,500,000 shares for the exercise of stock options for $355,000.

          During the year ended March 31, 2000, the Company had the following significant issuances of its common stock:

          o 7,225,000 shares for the exercise of options with the option price settled by the holders' conversions of $376,875 of notes payable and accrued interest.

          o 4,000,000 shares for the exercise of options for cash proceeds of $200,000

          o The Company recorded $184,400 of additional financing costs related to convertible debentures, convertible into the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional financing. The additional amount of financing expense for the year ended March 31, 2000 was calculated to be $184,400.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 - COMMON STOCK OPTIONS

          For the fiscal year ended March 31, 1999, the Company had the following common stock option transactions:

          The per unit weighted-average fair value of unit options granted for the year ended March 31, 1999 was $0.06 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rates of 4.6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 178%; and expected lives of the options ranging from .05 to 1 years. The Company issued the following stock options:

          o Authorized to extend the exercise period for an additional two years for 4,000,000 stock options issued to employees. The Company cancelled the original options and issued new options with the same terms including the two-year extension. The Company has elected to account for these options under APB 25 and record an expense for the intrinsic value of the options. Since the option price was below the market price on the date of grant, the Company has recognized compensation expense for the difference between the market and exercise price, which aggregates to $160,000.

          o Authorized to reduce the exercise price for two consultants, who each had 600,000 options, from $0.10 per share to $0.05 per share. The Company valued the options and recorded consulting expense of $37,756. The consultants exercised these options in February 1999 for cash proceeds of $60,000.


          o Granted an option to an employee to purchase 2,000,000 shares for a period of five years at $0.10 per share. The Company has elected to account for these options under APB 25 and record an expense for the intrinsic value of the options. Since the option price was equal to the market price on the date of grant, the Company has not recognized any compensation expense.

          o The Company engaged three consultants for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 4,700,000 of the Company's common stock exercisable at $.05 per share in exchange for services to be rendered and the options shall expire on December 31, 2000. The Company valued the options at and recorded consulting expense of $336,685. These options were exercised in February of 1999 for proceeds to the Company of $275,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 -COMMON STOCK OPTIONS (Continued)

          o The Company engaged a consultant for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultant received an option to purchase a total of 1,000,000 shares of the Company's common stock, exercisable at $.10 per share in exchange for services to be rendered and the options shall expire in July 2001. The Company valued the options at and recorded consulting expense of $31,463.

          o The Company engaged a consulting firm to provide internet media consulting and public relations services for a period of one year. The fee for the services to be rendered included a monthly cash fee of $3,000. The consulting firm also received options to purchase a total of 250,000 shares of the Company's common stock with an exercise price of $0.05 per share in exchange for services to be rendered and the options shall expire on February 11, 2001. The Company valued the options at and recorded consulting expense of $24,522. These options were not exercised as of March 31, 1999.

          For the fiscal year ended March 31, 2000, the Company had the following common stock option transactions:

          The per unit weighted-average fair value of unit options granted for the year ended March 31, 2000 was $0.11 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rates of 5.5%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 178%; and expected lives of the options ranging from 1 to 3 years. The Company issued the following stock options:

          o The Company engaged a consultant for a period of one year to provide managerial and strategical planning for financial matters and expansion of the Company. The consultant received an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share in exchange for services to be rendered and the option shall expire on July 8, 2001. The option had an aggregate fair value at date of grant of approximately $40,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          o The Company engaged three consultants for a period of one year each to provide managerial and strategical planning for financial matters and expansion of the Company. The consultants received options to purchase an aggregate of 6,000,000 shares of the Company's common stock exercisable at $0.05 per share in exchange for services to be rendered and the options shall expire on April 11, 2000. The options had an aggregate fair value at date of grant of approximately $291,000. These options were exercised in April 1999, by the forgiveness of $150,000 of notes payable, executed in March 1999, and cash proceeds of $150,000.

          o The Company's board of directors approved and the Company issued to the Company's President, as a bonus, options to purchase 2,500,000 and 1,000,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. Since the options are accounted for under APB 25 and the exercise price is below market, the Company has expensed the aggregate intrinsic value at date of grant of approximately $486,400.

          o The Company's board of directors approved and the Company issued to the Company's V.P. of Sales and Marketing, as a bonus, options to purchase 500,000 and 500,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. Since the options are accounted for under APB 25 and the exercise price is below market, the Company has expensed the aggregate intrinsic value at date of grant of approximately $133,600.

          o The Company engaged a consultant for a period of one year to provide advice to, and consult with, the Company concerning managerial and strategical planning for financial matters and expansion of the Company. The consultant received an option to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.10 per share in exchange for services to be rendered and the option shall expire on July 12, 2002. The option had an aggregate fair value at date of grant of approximately $127,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          o The Company engaged two consultants for a period of one year each to provide advice to, and consult with, the Company concerning managerial and strategical planning for financial matters and expansion of the Company. The consultants received options to purchase in the aggregate 1,965,000 shares of the Company's common stock exercisable at $0.05 per share in exchange for services to be rendered and the options shall expire on August 1, 2000. The options had an aggregate fair value at date of grant of approximately $202,000. The options were exercised during the year ended March 31, 2000 by the forgiveness of $36,250 of principal and interest of debt outstanding for 725,000 shares and $50,000 cash and the forgiveness of $12,000 of accounts payable for 1,240,000 shares.

          The  following   summarizes   the  common  stock  options  issued  for
          consulting services for the years ended March 31, 2000 and 1999:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                            Employees    Consultants    Price
                                           ----------    -----------  ---------
     Options outstanding, March 31, 1998    5,000,000     4,004,000   $   0.14
     Granted                                6,000,000     7,150,000   $   0.08
     Exercised                                      -    (6,500,000)  $   0.05
     Expired/cancelled                     (4,000,000)   (1,200,000)  $   0.05
                                           ----------    ----------

     Options outstanding, March 31, 1999    7,000,000     3,454,000   $   0.10
     Granted                                4,500,000     9,965,000   $   0.06
     Exercised                                      -    (8,215,000)  $   0.05
     Expired/cancelled                              -    (1,000,000)  $   0.25
                                           ----------    -----------

     Options outstanding, March 31, 2000   11,500,000     4,204,000   $   0.10
                                            ==========   ===========
     Options exercisable, March 31, 2000   11,500,000     4,204,000   $   0.10
                                            ==========   ===========

          The Company applies SFAS No. 123, and related interpretations, for stock options issued to officers and consultants in accounting for its stock options. Compensation expense has been recognized for the Company's stock-based compensation for consulting services in the amount of $1,280,000 and $590,426 for the years ended March 31, 2000 and 1999, respectively. The exercise price for all stock options issued to these individuals during fiscal years 2000 and 1999 were below the market price of the Company's stock at the date of grant.

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

          The following summarizes the Company's stock option transactions under the stock option plan:

                                                                        Weighted
                                                                         Average
                                                       Stock Options    Exercise
                                                        Outstanding       Price
                                                       -------------    --------
            Options Outstanding, March 31, 1998           550,000       $  0.10
            Granted                                             -             -
                                                       -----------    ----------

            Options Outstanding, March 31, 1999           550,000       $  0.10
            Granted                                       300,000       $  0.10
            Expired                                     ( 550,000)      $  0.10
                                                       ----------       -------
            Options, Exercisable and Outstanding,
               March 31, 2000                             300,000       $  0.10
                                                       ==========       =======

          The weighted average remaining contract lives of stock options outstanding are 2.42 years.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 - COMMON STOCK OPTIONS (Continued)


          The Company has adopted  only the  disclosure  provisions  of SFAS No.
          123. It applies APB 25 and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for stock and options issued under compensatory plans and to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed by SFAS 123, the Company's net loss would be increased by $279,504 and $306,760 for the years ended March 31, 2000 and 1999, respectively, to the pro forma amounts indicated below.

                                                   2000                1999
                                               -----------         -----------
                  Net Loss:
                    As Reported                $(3,937,358)        $(2,714,223)
                                               ===========         ===========
                    Pro forma                  $(4,216,862)        $(3,020,983)
                                               ===========         ===========

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 16 - INCOME TAXES

          The components of the provision for income taxes are as follows:

                                                       For The Years Ended
                                                            March  31,
                                               --------------------------------
                                                    2000                1999
                                               -------------     --------------
           Current Tax Expense
              U.S. federal                     $          -      $           -
              State and local                             -                  -
                                              --------------     --------------
           Total Current                                  -                  -
                                              --------------     --------------

           Deferred Tax Expense
              U.S. federal                                -                  -
              State and local                             -                  -
                                              --------------     --------------
           Total deferred                                 -                  -
                                              ---------------    --------------
           Total tax provision from
            continuing operations             $           -       $           -
                                              ==============      =============

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended March 31, 2000 and 1999:

           Federal income tax rate                                  (     34.0)%
           Effect of valuation allowance                                  34.0%
                                                                     -----------
           Effective income tax rate                                       0.0%
                                                                    ============

          At March 31, 2000 and 1999, the Company had net carryforward losses of approximately $11,045,000 and $8,387,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period. The net change in the valuation allowance for the years ended March 31, 2000 and 1999, increased by approximately $491,000 and $653,000, respectively.

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

          a)   Video programs and other licensed products
          b)   General merchandise

                                                        Year Ended March 31,
                                                    ---------------------------
                                                       2000           1999
                                                    -----------     -----------
     Revenues:
       Video programs and other licensed products   $ 3,605,343     $ 3,956,290
       Merchandise                                      222,918         417,013
                                                    -----------     -----------
                                                    $ 3,828,261     $ 4,373,303
                                                    ===========     ===========
     Loss before taxes:
       Video programs and other licensed products   $(3,414,811)    $(2,046,250)
       Merchandise                                   (  522,547)     (  667,973)
                                                    -----------     -----------
                                                    $(3,937,358)    $(2,714,233)
                                                    ============    ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 17 - SEGMENT INFORMATION (Continued)
                                                         Year Ended March 31,
                                                      -------------------------
                                                        2000             1999
                                                      ----------     ----------
     Depreciation and amortization:
       Video programs and other licensed products    $   242,976     $   301,843
       Merchandise                                        36,062          36,062
                                                     -----------     -----------
                                                     $   279,038     $   337,905
                                                     ===========     ===========
     Segment assets:
       Video programs and other licensed products    $ 1,813,567     $ 3,141,302
       Merchandise                                       310,939         887,840
                                                     -----------     -----------
                                                     $ 2,124,506     $ 4,029,142
                                                     ===========     ===========
     Expenditure for segment assets:
       Video programs and other licensed products    $    84,926     $   180,583
       Merchandise                                           -                 -
                                                     -----------     -----------
                                                     $    84,926     $   180,583
                                                     ===========     ===========

NOTE 18 -         SUBSEQUENT EVENTS

          Authorized Shares
          -----------------
          In July 2000, the Company amended its Articles of Incorporation to increase the number of authorized common stock from 100,000,000 shares to 600,000,000 shares.

          Stock Option Plan
          -----------------
          On June 9, 2000, the Board of Directors of the Company approved the Company's 2000 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the Company and its subsidiaries, for their services rendered in connection with the development of Diamond Entertainment Corporation with shares of Common Stock of the Company. The Plan authorizes the Board of Directors of the Company to sell or award up to 13,000,000 shares and/or options of the Company's Common Stock, no par value.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 18 - SUBSEQUENT EVENTS (Continued)

          Consulting Agreements
          ---------------------
          On June 1, 2000, the Company entered into three consulting agreements that will terminate on May 31, 2001, whereby the consultants will provide consulting service for the Company, concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 7,300,000 of the Company's common stock exercisable at $.035 per share in exchange for services to be rendered and the options shall expire on May 31, 2001.

          The per unit weighted-average fair value of unit options granted on June 1, 2000 was $0.029 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rates of 5.86; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 178%; and a weighted average expected life of the option was 2 months. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of an obligation of $10,000 in principal and interest, owed to the same consultant.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 18 - SUBSEQUENT EVENTS (Continued)

          Series A Convertible Preferred Stock (Continued)
          ------------------------------------
          Commencing August 9, 2000, the Series A Preferred Stock is convertible, at the investor's option, into shares of the Company's Common Stock and automatically converts into Common Stock on April 12, 2002. The conversion price of the Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. In no event can the Series A Preferred Stock be converted into more than 11,575,000 shares of Common Stock.

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

          Under Registration Rights Agreements the Company entered into with the purchasers of the Series A Preferred Stock, the Company is required to file a registration statement to register the Common Stock issuable upon conversion of the Series A Preferred Stock under the Securities Act to provide for the resale of such Common Stock. The Company is required to keep such a registration statement effective until all of such shares have been resold.

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

                              Number of Securities
                                                      Underlying Unexercised         Value of Unexercised
                                                          Options/SARs             In-the-Money Options/SARs
                            Shares                        At FY-End (#)                   at FY-End ($)
                          Acquired On     Value      ---------------------------   ---------------------------
Name                      Exercise (#)  Realized ($) Exercisable   Unexercisable   Exercisable   Unexercisable
--------------------      ------------  -----------  ------------- -------------   -----------   -------------
James K.T. Lu                  0              0        6,100,000        0             0              0
Jeffrey I. Schillen            0              0        2,150,000        0             0              0

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

                                                                                           Percentage of Common
                                                                                             Stock Assuming
                                        Common Stock     Percentage of       Preferred        Conversion of
 Name (1)                                  Owned         Common Stock     Stock Owned (2)   Preferred Stock (3)
 ----                                   ------------     -------------    ---------------  --------------------
 James K.T. Lu (4)                        16,444,960         13.78%           209,287         14.05%
 Diamond Entertainment Corporation
 800 Tucker Lane
 Walnut, CA 91789

 Jeffrey I. Schillen (5)                   7,005,750          5.87%            36,282          5.90%
 Diamond Entertainment Corporation
 48 St. Lawrence Way
 Marlboro, NJ 07746

 Murray T. Scott (6)                       1,300,000          1.09%            75,796          1.21%
 Diamond Entertainment Corporation
 800 Tucker Lane
 Walnut, CA 91789

 All directors and officers as a          24,750,710         20.74%           321,365         21.16%
 group (3 persons) (7)

----------------

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Security Exchange Act of 1934, as amended, and is generally determined by voting and/or investment power with respect to securities. Unless otherwise noted, all shares of common stock listed above are owners of record by each individual named as beneficial owner and such individual has sole voting and disposition power with respect to the shares of common stock owned by each of them. Such person or entity's percentage of ownership is determined by assuring that any option, warrants or convertible securities held by such person or entity which are exercisable or convertible within 60 days from the date hereof have been exercised or converted as the case any be.

(2) The Preferred Stock entitles the holder to 1.95 votes for each share owned and each share may be converted into 1.95 shares of Common Stock.

(3)  Assumes conversion of shares of Preferred Stock beneficially owned.

(4) Mr. Lu is President, Chief Executive Officer, Secretary and a director of the Company. Includes 10,100,000 shares of Common Stock issuable upon exercise of warrants, options and convertible notes

(5) Mr. Schillen is the Executive Vice President and a director of the Company. Includes 4,150,000 shares of Common Stock issuable upon exercise of warrants, options and convertible notes.

(6) Mr. Scott is a director of the Company. Includes 250,000 shares of Common Stock issuable upon exercise of warrants .

(7) Represents 10,250,710 shares of Common Stock outstanding and 14,500,000 shares of Common Stock issuable upon exercise of warrants or options.


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

         In July of 1998, Mr. Lu was granted additional options to purchase 6,000,000 shares of Common Stock for $0.10 per share in consideration of his (i) personal guaranty of the Company's bank line of credit and (ii) loans made to the Company. Such options expire July 9, 2003.

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

3.1.2  (8)     Certificate of Amendment to Certificate of  Incorporation  of
               Diamond  Entertainment  Corporation  filed  with the State of New
               Jersey State Treasurer on May 11, 2000

3.1.3  (8)     Certificate of Amendment to Certificate of  Incorporation  of
               Diamond  Entertainment  Corporation  filed  with the State of New
               Jersey State Treasurer on July 6, 2000.

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

10.3   (5)     Agreement of Merger dated May 13, 1997, between BDC Acquisition
               Corp. and Beyond Design Corporation.

Exhibit
Number            Description
--------          -----------
10.4   (6)     Consulting Agreement dated August 25, 1997 between the Company and Peter Benz.

10.5   (6)     Consulting Agreement dated August 25, 1997 between the Company and George Furla.

10.6   (6)     Consulting Agreement dated August 25, 1997 between the Company and Al Davis.

10.7  (2)(6)   Consulting Agreement dated August 25, 1997 between the Company
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

10.14  (7)     10%  Callable  Convertible Note,  dated  March 22, 1999,  in  the principal amount of $50,000 issued to Mr. Lu.

10.15  (7)     10%  Callable  Convertible  Note,  dated  June  3, 1999,  in  the principal amount of $100,000 issued to Mr. Schillen.

10.16  (8)     Securities  Purchase Agreement dated May 11, 2000 between the
               Company and eight investors concerning the issuance and sale of 50 shares of the Company's Series A Convertible Preferred Stock.

10.17  (8)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Anthony E. Rakos concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

Exhibit
Number            Description
--------          -----------
10.18  (8)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Gerald Holland concerning the issuance and sale of shares the Company's Series A Convertible Preferred Stock

10.19  (8)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Jeffrey Hrutkay, MD concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.20  (8)     Registration  Rights Agreement,  dated May 11, 2000  between  the
               Company and Charles and Jane Adkins concerning the issuance and sale of shares of the Company's Series A Convertible Preferred
               Stock.

10.21  (8)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Gordon D. Mogerley concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.22  (8)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Michelle Levite concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.23  (8)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Ralph Lowry concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.24  (8)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and John Bolliger concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.25  (8)     Consulting Agreement dated June 1, 2000 between  the  Company and
               Peter Benz.

10.26  (8)     Consulting Agreement dated June 1, 2000 between  the  Company and
               S. Michael Rudolph.

10.27  (8)     Consulting Agreement dated June 1, 2000 between  the  Company and
               Owen Naccarato.

10.28  (8)     2000 Stock Option Plan dated June 9, 2000

21.1   (8)     Subsidiaries of the Registrant.

27.1   (1)     Financial Data Schedule for Year Ended March 31, 1999 (Restated)

27.2   (1)     Financial Data Schedule for Year Ended March 31, 2000 (Restated)

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

(8)  Previously filed


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

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               DIAMOND ENTERTAINMENT CORPORATION

Amendment No. 1
Dated:  October 25, 2000         By:     /s/ James K.T. Lu
                                   --------------------------------------
                                   James K.T. Lu
                                   President, Chief Executive Officer,
                                   Principal Executive Officer and Director


Dated:  October 25, 2000         By:    /s/ Fred U. Odaka
                                    ---------------------------------------
                                    Fred U. Odaka
                                    Chief Financial Officer, Principal Financial
                                    Officer and Principal Accounting Officer


     In accordance with the Exchange Act, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date


/s/ James K.T. Lu                President, Chief Executive     October 25, 2000
----------------------------       Officer, Secretary and
James K.T. Lu                      Director

/s/ Jeffrey I. Schillen          Executive Vice President       October 25, 2000
----------------------------      and Director
Jeffrey I. Schillen


/s/ Murray T. Scott              Director                       October 25, 2000
----------------------------
Murray T. Scott

                        DIAMOND ENTERTAINMENT CORPORATION

                                  EXHIBIT INDEX

                                  Form 10KSB/A

Exhibit No.     Description

27.1   (1)     Financial Data Schedule for Year Ended March 31, 1999 (Restated)

27.2   (1)     Financial Data Schedule for Year Ended March 31, 2000 (Restated)