Form 10QSB
period 2000-09-30
DIAMOND ENTERTAINMENT CORP
filed 2000-11-20
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                For the quarterly period ended September 30, 2000

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

As of September 30, 2000, there were 69,634,029 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                          YES   [   ]     NO   [X]

                     DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                           INDEX

Part I.  Financial Information

Item 1:  Financial Statements

   Condensed Consolidated Balance Sheet as of September 30, 2000
   [Unaudited]........................................................  2-3

   Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2000 and 1999 [Unaudited].........  4

   Condensed Consolidated Statements of Cash Flows for Six months ended September 30, 2000 and 1999 [Unaudited]......................  5-6

   Notes to Condensed Consolidated Financial Statements [Unaudited]...  7-9

Item 2:  Management's Discussion and Analysis or Plan of Operations... 10-15

Part II.  Other Information

Item 1:  Legal Proceedings..... ......................................  16

Item 2:  Changes in Securities........................................  16-17

Item 3:  Defaults Upon Senior Securities..............................  17

Item 4:  Submission of Matters to a Vote of Security Holders..........  17

Item 5:  Other Information............................................  17

Item 6:  Exhibits and Reports on Form 8-K............................   17

Signatures...........................................................   18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000
                                  [UNAUDITED]


      ASSETS
CURRENT ASSETS
  Accounts Receivable, net of allowance for
     Doubtful accounts of $138,914                                $   556,871
  Deferred consulting costs                                           139,333
  Inventory                                                         1,083,075
  Prepaid expenses and other current assets                            95,739
                                                                  -----------
  Total Current Assets                                              1,875,018

  FURNITURE AND EQUIPMENT, net                                        301,465
  FILM MASTERS AND ARTWORK, less
     Accumulated amortization of $3,890,506                            81,250

  OTHER ASSETS
     Investment in ATRE                                                50,000
     Other assets                                                      60,982
                                                                  -----------
     TOTAL ASSETS                                                 $ 2,368,715
                                                                  ===========






The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000
                                  [UNAUDITED]

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Book overdraft                                                  $     7,711
  Accounts Payable and accrued expenses                             1,515,492
  Financing payable                                                   853,663
  Notes payable - current portion                                      82,079
  Notes payable related party - current portion                     1,530,241
  Convertible debentures - current portion                          1,049,275
Capital lease obligations - current portion                            28,742
                                                                  -----------
   Total Current Liabilities                                        5,067,203

LONG TERM LIABILITIES
  Notes payable, less current portion                                  52,112
  Notes payable related party, less current portion                   100,000
  Convertible debentures, less current portion                        100,000
  Capital lease obligations, less current portion                       5,788
                                                                  -----------
   Total  Liabilities                                               5,325,103
                                                                  -----------

COMMITMENTS AND CONTINGENCIES                                               -

STOCKHOLDERS' DEFICIENCY
  Convertible  Preferred  Stock - No Par  Value,
   5,000,000  Shares  Authorized, 483,301 Issued
   [of which 172,923 are held in Treasury]                            809,593
  Common Stock - No Par Value, 600,000,000 Shares
    Authorized; 69,634,029 Shares Issued and Outstanding           14,466,035
  Accumulated Deficit                                             (18,183,213)
  Treasury Stock                                                  (    48,803)
                                                                  -----------
  TOTAL STOCKHOLDERS' DEFICIENCY                                  ( 2,956,388)
                                                                  -----------

  TOTAL LIABILITES AND STOCKHOLDERS' DEFICIENCY                   $ 2,368,715)
                                                                  ===========


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]

                                             Three months ended         Six months ended
                                               September 30,              September 30,
                                          ------------------------   -------------------------
                                             2000          1999         2000           1999
                                          -----------  -----------   ----------    -----------
SALES  - net                              $  878,022   $  974,026    $1,473,567    $ 1,673,111

COST OF GOODS SOLD                           527,093      695,649       920,792      1,160,414
                                          ----------   -----------    ----------   -----------

GROSS PROFIT                                 350,929      278,377       552,775        512,697

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                   546,654      715,824       913,853      1,562,037
                                          ----------   -----------    ----------   -----------
LOSS FROM OPERATIONS                        (195,725)    (437,447)     (361,078)    (1,049,340)
                                          ----------   -----------    ----------   -----------
OTHER INCOME (EXPENSES)
  Interest Expense                          (129,207)    (142,583)     (160,644)    (  306,899)
  Other income                                   124        7,416           183          7,592
                                          ----------   -----------   ----------    -----------
LOSS BEFORE INCOME TAXES                    (324,808)    (572,614)     (521,539)    (1,348,647)
                                          ----------    ----------   ----------    -----------

INCOME TAXES                                       -            -             -              -
                                          ----------    ----------   ----------    -----------

NET LOSS                                    (324,808)    (572,614)     (521,539)    (1,348,647)
                                          ----------    ----------   ----------    -----------

PREFERRED DIVIDEND                          (  7,500)           -      ( 11,250)             -
                                          ----------    ----------   ----------    -----------

NET LOSS ATTRIBUTABLE TO COMMON SHARES    $( 332,308)  $ (572,614)   $ (532,789)   $(1,348,647)
                                          ==========   ===========   ==========    ===========
LOSS PER SHARE, basic and diluted
  NET LOSS                                $        -   $ (    .01)   $ (    .01)   $ (     .02)
  PREFERRED DIVIDEND                               -            -             -              -
                                          ----------   -----------   ----------    -----------
  NET LOSS ATTRIBUTABLE TO COMMON SHARES  $        -   $  (   .01)   $ (    .01)   $ (     .02)
                                          ==========   ===========  ==========     ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted            68,967,362   57,461,529    66,650,696     55,061,112
                                          ==========   ==========    ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS [UNAUDITED]

                                                            Six months ended
                                                              September 30,
                                                          2000          1999
                                                       ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (532,789)  $(1,348,647)
  Adjustments to reconcile net loss to net cash
   (used in) operating activities
    Depreciation and amortization                         116,695       171,041
    Bad debt expense                                       91,001        65,816
    Non-cash consulting and compensation expense           69,667       285,591
    Non-cash interest expense                                   -       116,250
    Increase (decrease)in accounts receivable            (171,675)     (154,646)
    Increase (decrease)in inventory                        11,803       240,155
    Increase (decrease)in prepaid expense                  20,717       (47,836)
    Increase (decrease)in Other Assets                          -        80,035
    Decrease (decrease)in deferred Cost                  (139,333)     ( 18,346)
    Increase (decrease)in accounts payable and
      accrued expenses                                     29,350       274,994
    Decrease (decrease)in obligation Payable               64,932        14,734
    Decrease in accrued expenses                                -
                                                       ----------   -----------
Net cash used in operating activities                    (439,632)     (320,859)
                                                       ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Repayments by ATRE                                       59,900        97,900
  Purchase of property and equipment                     ( 73,573)     ( 16,189)
  Purchases of masters and artwork                       ( 44,843)     ( 24,480)
  Loans receivable                                              -             -
                                                       ----------   -----------
Net cash provided by (used in) investing activities    $ ( 58,516)  $    57,231
                                                       ----------   -----------




The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS [UNAUDITED](continued)


                                                           Six months ended
                                                             September 30,
                                                          2000          1999
                                                       ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in book overdraft                  ( 11,717)     (120,639)
  Net repayments of financing agreement                  ( 55,468)     ( 74,903)
  Proceeds from notes payable                                   -             -
  Payment of notes payable                               ( 55,443)     (120,000)
  Proceeds from notes payable related parties                   -       190,000
  Payments of notes payable related party                ( 13,600)     (211,500)
  Proceeds from convertible debentures                         -        150,000
  Payments of convertible debentures                     (  1,500)     ( 13,544)
  Payments on capital leases                             ( 12,124)     ( 14,186)
  Proceeds from sale of preferred convertible stocks      433,000
  Proceeds from the exercise of options                   215,000       478,400
                                                       ----------   -----------
Net cash provided by financing activities                 498,148       263,628
                                                       ----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         0      ( 48,074)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   0        48,074
                                                       ----------   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $        0   $         0
                                                       ===========  ============
SUPPLEMENTAL INFORMATION   Interest paid               $   64,725   $   190,760
                                                       ==========   ===========
   Income taxes paid                                   $        -   $         -
                                                       ==========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

                     DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The unaudited Condensed Consolidated Financial Statements have been prepared by Diamond Entertainment Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending March 31, 2001.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     On July 24, 2000, the Company engaged a consulting firm for a period of one year to provide advice to undertake for and consult with the company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and conditions. The consulting firm was granted options to purchase 600,000 shares of the Company's Common Stock with an exercise price at $0.05 per share and option shall expire on July 24, 2003. These options were not exercised as of September 30, 2000.

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

     Commencing August 9, 2000, the Series A Preferred Stock is convertible, at the investors' option, into shares of the Company's common Stock and automatically converts into Common Stock on April 12, 2002. The conversion price of the Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. An accrual was recorded as a dividend expense for approximately $11,250 during six month period ended September 30, 2000. In no event can the Series A Preferred Stock be converted into more than 11,575,000 shares of Common Stock.

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

NOTE 4  - SERIES A CONVERTIBLE PREFERRED STOCK (continued)

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

NOTE 5 - AUTHORIZED SHARES

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

Overview
--------

During the six months ended September 30, 2000, we continued to implement our operational changes to meet our primary goals in generating profits in fiscal 2001, and to position the Company as a going concern to generate positive cash flow starting the forth quarter of fiscal year 2001. We have made strong gains towards converting 50% of our video products sales to higher margin DVD format sales during fiscal year 2001. During the quarter ended June 30, 2000 and September 30, 2000, DVD product sales accounted for approximately 8% and 30% of total sales, respectively. We have also reduced operating expenses by approximately $648,000 during the six month period ended September 30, 2000 when compared to the same period a year earlier.

Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.


SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1999:

Results of Operations
---------------------

The  Company's  net loss  before  preferred  dividend  for the six months  ended
September 30, 2000 was approximately $522,000 as compared to a net loss of approximately $1,349,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $361,000.

The Company's operating loss for the six months ended September 30, 2000 was $361,000 as compared to an operating loss of approximately $1,049,000 for the same period last year. The decrease in the Company's operating loss arose primarily from decreased operating expenses of approximately $648,000, and an increase in gross profit of approximately $40,000.

The Company's sales for the six months ended September 30, 2000 and 1999, were approximately $1,473,000 and $1,673,000 respectively. The Company's sales decreased by approximately $200,000 from the same period a year earlier with decreased video product sales and toy products of approximately $37,000 and $163,000, respectively. The lower video and toy product sales when compared to the same period a year earlier was attributable to lower demand from our major customers resulting from primarily, the lack of new products. The Company plans to acquire new titles for videocassette and DVD products over the remainder of fiscal year 2001. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the six months ended September 30, 2000 and 1999 were $921,000 and $1,160,000 or 63% and 69% of sales, respectively. The decrease in cost of goods of approximately $239,000 was due to lower sales volume offset by higher DVD product margins.

Gross profit for the six months ended September 30, 2000 and 1999 was approximately $553,000 and $513,000, or 37% and 31% of sales, respectively. The higher gross margin of approximately $40,000 was primarily the result of product mix moving towards the higher margin DVD product line offset by lower sales volume.

Operating expenses for the six months ended September 30, 2000 and 1999 were approximately $914,000 and $1,562,000, respectively. This decrease in operating expenses of approximately $648,000 was the result of the Company's lower expense levels in general administrative, selling, bad debt, and non-cash consulting and compensation. General Administrative expenses for the six months ended September 30, 2000 and 1999 were approximately $593,000 and $768,000, respectively. The decrease in general administrative expenses of approximately $175,000 was primarily the result of lower expense levels of office rent, salaries, and payroll related costs. Selling expenses for the six months ended September 30, 2000 and 1999 were approximately $215,000 and $508,000, respectively. The decrease in selling expenses of approximately $293,000 was attributable mainly to lower expense levels in salaries, royalty expense, freight, advertising and sales promotion related expenses. Non-cash consulting and compensation expenses for the six months ended September 30, 2000 and 1999 were approximately $70,000 and $286,000, respectively. The decreased of approximately $216,000 resulted primarily from the lower costs associated with the issuance of stock options to consultants and employees. Bad debt expense for the six months ended September 30, 2000 and 1999 were approximately $91,000 and $66,000, respectively.

Interest expense for the six months ended September 30, 2000 and 1999 were $161,000 and $308,000 respectively. The decrease in interest expense of approximately $147,000 was the result of lower levels of borrowings together with lower non-cash interest expenses associated with issuance of stock options. As of September 30, 2000, the outstanding debt of the Company was approximately $3,802,000 of which approximately $3,544,000 is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 2000. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

Results of Operations
---------------------

The Company's net loss before preferred dividend for the three months ended September 30, 2000 was approximately $325,000 as compared to a net loss of approximately $573,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $196,000.

The Company's operating loss for the three months ended September 30, 2000 was $196,000 as compared to an operating loss of approximately $437,000 for the same period last year. The decrease in the Company's operating loss arose primarily from reduced operating expenses of approximately $168,000 and an increase in gross profit of approximately $73,000.

The Company's sales for the three months ended September 30, 2000 and 1999, were approximately $878,000 and $974,000 respectively. The Company's sales decreased by approximately $96,000 from the same period a year earlier with higher video product sales of approximately $30,000 offset by lower toy products sales of approximately $126,000. The lower toy product sales when compared to the same period a year earlier was attributable to lower demand from our major customers resulting from primarily, the lack of new products. The Company plans to acquire new titles for videocassette and DVD products over the remainder of fiscal year 2001. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the three months ended September 30, 2000 and 1999 was $527,000 and $696,000 or 60% and 72% of sales, respectively. The decrease in cost of goods of approximately $169,000 was attributable primarily to lower sales volume.

Gross profit for the three months ended September 30, 2000 and 1999 were approximately $351,000 and $278,000, or 40% and 28% of sales, respectively. The higher gross margin of approximately $73,000 was the caused mainly by the shift towards higher margin video and DVD products.

Operating expenses for the three months ended September 30, 2000 and 1999 were approximately $547,000 and $715,000, respectively. This decrease in operating expenses of approximately $168,000 was the result of the Company's lower expense levels in general administrative, selling, and non-cash consulting and compensation. General Administrative expenses for the three months ended September 30, 2000 and 1999 were approximately $319,000 and $395,000, respectively. The decrease in general administrative expenses of approximately $76,000 was primarily the result of lower expense levels of office rent, accounting expense, and expenses related to public corporation compliance services. Selling expenses for the three months ended September 30, 2000 and 1999 were approximately $140,000 and $262,000, respectively. The decrease in selling expenses of approximately $122,000 were attributable primarily to lower expense levels in royalty expense, advertising and sales promotional related expenses. Non-cash consulting and compensation expenses for the three months ended September 30, 2000 and 1999 were approximately $52,000 and $58,000, respectively. The decreased of approximately $6,000 resulted from the lower costs associated with the issuance of stock options to consultants and employees. Bad debt expense for the three months ended September 30, 2000 and 1999 were approximately $61,000 and $30,000, respectively.

Interest expense for the three months ended September 30, 2000 and 1999 was $129,000 and $142,000 respectively. The decrease in interest expense of approximately $13,000 was the result of lower levels of borrowings together with lower non-cash interest expenses associated with issuance of stock options.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at September 30, 2000 was $3,192,185 as compared with a working capital deficit of $2,473,275 at September 30, 1999. This increase in the working capital deficit of approximately $719,000 is primarily the result of lower levels of account receivable, inventory and deferred consulting costs, offset by decreased borrowing.


Operations
-------------
For the six months ended September, 2000, cash utilized for operations was approximately $440,000 as compared to $321,000 the six months ended September 30, 1999. Net cash provided by financing activities during the six months ended September 30, 2000, and 1999 were approximately $498,000 and $264,000, respectively.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty whether the Company can continue as a going concern.

In the third quarter of fiscal 2001 the Company will require additional financing. A back-up plan is being considered in case this planned financing is not in place when required. The Company will have an alternative cash flow plan to react to this situation. The principal objective of the Company is to have the above its back-up plan and required financing implemented in fiscal 2001, which will lead to a profitable operation if they are successfully implemented, and will be subject to market and other conditions. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

Investing
----------

For the six months ended September 30, 2000 and 1999, investments in masters and artwork were $34,300 and $26,692, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

On June 2, 1999, ATRE entered into a real estate sale agreement for approximately $600,000 and in September 1999, entered into a sales agreement for another parcel of the remaining acres for approximately $550,000. During June 2000, the sales agreement for $600,000 entered into on June 2, 1999 was canceled by the buyer who forfeited the $25,000 purchase deposit to ATRE. On September 19, 2000, ATRE closed the sale for one parcel of the remaining acres for $550,000. The net proceeds of this sale was applied against ATRE'S outstanding mortgage loan which was collateralized by the property sold. ATRE had previously repaid the Company all past loans it borrowed from the Company including all applicable interest and at September 30, 2000, the Company owed ATRE $568,800 in accumulated loans it received, consisting of proceeds from ATRE's mortgage loans and partial proceeds from parcels previously sold. ATRE believes the remaining parcels will be sold and continues to list the properties with its real estate agent. Future sales are contingent on market conditions and there can be no assurance that ATRE will sell the remaining parcels within the next one to three years.


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

The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. An accrual was recorded as a dividend expense for $11,250 during the six month period ended September 30, 2000. In no event can the Series A Preferred Stock be converted into more than 11,575,000 shares of Common Stock.

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

     Commencing August 9, 2000, the Series A Preferred Stock is convertible, at the investors' option, into shares of the Company's common Stock and automatically converts into Common Stock on April 12, 2002. The conversion price of the Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. An accrual was recorded as a dividend expense for approximately $11,250 during the six month period ended September 30, 2000. In no event can the Series A Preferred Stock be converted into more than 11,575,000 shares of Common Stock.


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

                                    DIAMOND ENTERTAINMENT CORPORATION



Dated:  November 20, 2000      By:  /s/ Fred U. Odaka

                                    ---------------------------------------
                                    Fred U. Odaka
                                    Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                     Accounting Officer)