Form 10QSB
period 2000-12-31
DIAMOND ENTERTAINMENT CORP
filed 2001-03-06
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                For the quarterly period ended December 31, 2000

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

As of December 31, 2000, there were 69,634,029 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                          YES   [   ]     NO   [X]

                     DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                           INDEX

Part I.  Financial Information

Item 1:  Financial Statements

   Condensed Consolidated Balance Sheet as of December 31, 2000
   [Unaudited]........................................................  2-3

   Condensed Consolidated Statements of Operations for the three
   and nine months ended December 31, 2000 and 1999 [Unaudited].......    4

   Condensed Consolidated Statements of Cash Flows for nine months ended December 31, 2000 and 1999 [Unaudited].......................  5-6

   Notes to Condensed Consolidated Financial Statements [Unaudited]...  7-9

Item 2:  Management's Discussion and Analysis or Plan of Operations... 10-15

Part II.  Other Information

Item 1:  Legal Proceedings..... ......................................   16

Item 2:  Changes in Securities........................................ 16-17

Item 3:  Defaults Upon Senior Securities..............................   17

Item 4:  Submission of Matters to a Vote of Security Holders..........   17

Item 5:  Other Information............................................   17

Item 6:  Exhibits and Reports on Form 8-K.............................   17

Signatures............................................................   18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000
                                  [UNAUDITED]


      ASSETS
CURRENT ASSETS
  Accounts Receivable, net of allowance for
     Doubtful accounts of $164,122                                $   547,548
  Deferred consulting costs                                            87,083
  Inventory                                                           947,991
  Prepaid expenses and other current assets                            85,177
                                                                  -----------
  Total Current Assets                                              1,667,799

  FURNITURE AND EQUIPMENT, net                                        231,837
  FILM MASTERS AND ARTWORK, less
     Accumulated amortization of $3,928,961                            85,821

  OTHER ASSETS
     Investment in ATRE                                                50,000
     Other assets                                                      62,982
                                                                  -----------
     TOTAL ASSETS                                                 $ 2,098,439
                                                                  ===========






The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000
                                  [UNAUDITED]

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts Payable and accrued expenses                             1,927,207
  Financing payable                                                   662,167
  Notes payable - current portion                                      56,036
  Notes payable related party - current portion                       566,381
  Convertible debentures related party- current portion               809,500
  Convertible debentures - current portion                          1,048,075
Capital lease obligations - current portion                            25,327
                                                                  -----------
   Total Current Liabilities                                        5,094,693

LONG TERM LIABILITIES
  Notes payable, less current portion                                  40,000
  Notes payable related party, less current portion                   150,000
  Convertible debentures, less current portion                        100,000
                                                                  -----------
   Total Liabilities                                                5,384,693
                                                                  -----------

COMMITMENTS AND CONTINGENCIES                                               -

STOCKHOLDERS' DEFICIENCY
  Convertible  Preferred  Stock - No Par  Value,
   5,000,000  Shares  Authorized, 483,301 Issued
   [of which 172,923 are held in Treasury]                            809,593
  Common Stock - No Par Value, 600,000,000 Shares
    Authorized; 69,634,029 Shares Issued and Outstanding           14,466,035
  Accumulated Deficit                                             (18,513,079)
  Treasury Stock                                                  (    48,803)
                                                                  -----------
  TOTAL STOCKHOLDERS' DEFICIENCY                                  ( 3,286,254)
                                                                  -----------

  TOTAL LIABILITES AND STOCKHOLDERS' DEFICIENCY                   $ 2,098,439)
                                                                  ===========


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]

                                             Three months ended         Nine months ended
                                               December 31,              December 31,
                                          ------------------------   -------------------------
                                             2000          1999         2000           1999
                                          -----------  -----------   ----------    -----------
SALES  - net                              $  919,694   $1,521,926    $2,393,260    $ 3,195,037

COST OF GOODS SOLD                           523,331    1,345,255     1,444,123      2,505,669
                                          ----------   -----------    ----------   -----------

GROSS PROFIT                                 396,363      176,671       949,137        689,368

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                   579,287      606,668     1,493,139      2,168,705
                                          ----------   -----------    ----------   -----------
LOSS FROM OPERATIONS                        (182,924)    (429,997)     (544,002)    (1,479,337)
                                          ----------   -----------    ----------   -----------
OTHER INCOME (EXPENSES)
  Interest Expense                          (139,454)    ( 78,633)     (300,098)    (  385,532)
  Other income                                    12          670           195          8,262
                                          ----------   -----------   ----------    -----------
LOSS BEFORE INCOME TAXES                    (322,366)    (507,960)     (843,905)    (1,856,607)
                                          ----------    ----------   ----------    -----------

INCOME TAXES                                       -            -             -              -
                                          ----------    ----------   ----------    -----------

NET LOSS                                    (322,366)    (507,960)     (843,905)    (1,856,607)
                                          ----------    ----------   ----------    -----------

PREFERRED DIVIDEND                          (  7,500)           -      ( 18,750)             -
                                          ----------    ----------   ----------    -----------

NET LOSS ATTRIBUTABLE TO COMMON SHARES    $( 329,866)  $ (507,960)   $ (862,655)   $(1,856,607)
                                          ==========   ===========   ==========    ===========
LOSS PER SHARE, basic and diluted
  NET LOSS                                $        -   $ (    .01)   $ (    .01)   $ (     .03)
  PREFERRED DIVIDEND                               -            -             -              -
                                          ----------   -----------   ----------    -----------
  NET LOSS ATTRIBUTABLE TO COMMON SHARES  $        -   $  (   .01)   $ (    .01)   $ (     .03)
                                          ==========   ===========  ==========     ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted            69,634,029   57,959,029    68,011,807     57,231,529
                                          ==========   ==========    ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS [UNAUDITED]

                                                           Nine months ended
                                                              December 31,
                                                          2000          1999
                                                       ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (862,655)  $(1,856,607)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
    Depreciation and amortization                         233,256      242,902
    Bad debt expense                                      101,001       189,796
    Non-cash consulting and compensation expense          149,338       343,530
    Non-cash interest expense                                   -       155,000
    Increase (decrease)in accounts receivable            (126,352)      333,949
    Increase in inventory                                 146,887       881,639
    Increase (decrease)in prepaid expense                  31,279       (47,836)
    Increase (decrease)in Other Assets                     (2,000)       43,802
    Decrease in deferred Cost                              87,083       110,880
    Increase (decrease)in accounts payable and
      accrued expenses                                    441,065      (302,417)
    Decrease (increase)in obligation Payable             (110,179)       49,653
                                                       ----------   -----------
Net cash provided by operating activities                  88,723       144,291
                                                       ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Repayments by ATRE                                      122,900       159,400
  Purchase of property and equipment                     (  9,549)      (16,189)
  Purchases of masters and artwork                       (  4,572)      (33,369)
                                                       ----------   -----------
Net cash provided by investing activities              $  108,779   $   109,842
                                                       ----------   -----------





The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS [UNAUDITED](continued)


                                                          Nine months ended
                                                             December 31,
                                                           2000         1999
                                                       ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease  in book overdraft                            ( 19,428)     (201,918)
  Net repayments of financing agreement                  (246,964)     (452,616)
  Proceeds from notes payable                                   -             -
  Payment of notes payable                               ( 93,598)     (128,213)
  Proceeds from notes payable related parties                           190,000
  Payments of notes payable related party              (1,270,985)     (264,725)
  Proceeds from convertible debentures                    809,500       150,000
  Payments of convertible debentures                     (  2,700)     (225,000)
  Payments on capital leases                             ( 21,327)      (23,104)
  Proceeds from sale of preferred convertible stocks      433,000             -
  Proceeds from the exercise of options                   215,000       653,400
                                                       ----------   -----------
Net cash used in  by financing activities                (197,502)     (302,176)
                                                       ----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         0      ( 48,043)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   0        48,074
                                                       ----------   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $        0   $        31
                                                       ===========  ============
SUPPLEMENTAL INFORMATION
   Interest paid                                       $  132,191   $   230,780
                                                       ==========   ===========
   Income taxes paid                                   $        -   $         -
                                                       ==========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

                     DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The unaudited Condensed Consolidated Financial Statements have been prepared by Diamond Entertainment Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year ending March 31, 2001.

NOTE 2 - STOCK OPTION PLAN

     On June 9, 2000, the Board of Directors of the Company approved the Company's 2000 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment Corporation with shares of Common Stock of the Company. The plan authorizes the Board of Directors of the Company to sell or award up to 13,000,000 shares and/or options of the Company's Common Stock, no par value. As of December 31, 2000, the remaining balance of options to be sold or awarded in accordance with the Plan was 5,700,000 shares.

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

     The per unit weighted-average fair value of unit options granted on June 1, 2000 was $0.029 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 5.86; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company's common stock of 178%; and a weighted average expected life of the option was 2 months. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of an obligation of $10,000 in principal and interest owed to the same consultant. The options had an aggregate fair value at the date of grant of approximately $211,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     On July 24, 2000, the Company engaged a consulting firm for a period of one year to provide advice to undertake for and consult with the company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and conditions. The consulting firm was granted options to purchase 600,000 shares of the Company's Common Stock with an exercise price at $0.05 per share and the options shall expire on July 24, 2003. These options were not exercised as of December 31, 2000.

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

     Commencing August 9, 2000, the Series A Preferred Stock is convertible, at the investors' option, into shares of the Company's common Stock and automatically converts into Common Stock on April 12, 2002. The conversion price of the Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. An accrual was recorded as a dividend expense for approximately $18,750 during the nine month period ended December 31, 2000. In no event can the Series A Preferred Stock be converted into more than 11,875,000 shares of Common Stock.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4  - SERIES A CONVERTIBLE PREFERRED STOCK (continued)

     Under Registration Rights Agreements the Company entered into with the purchasers of the Series A Preferred Stock, the Company is required to file a registration statement to register the Common Stock issuable upon conversion of the Series A Preferred Stock under the Securities Act to provide for the resale of such Common Stock. The registration statement was declared effective by the Securities and Exchange Commission at 10:00 AM on January 4, 2001. The Company is required to keep such registration statement effective until all of such shares have been resold.

NOTE 5 - AUTHORIZED SHARES

     In July 2000, the Company amended its Articles of Incorporation to increase the number of authorized common stock from 100,000,000 shares to 600,000,000 shares.


NOTE 6 - SUBSEQUENT EVENTS

         During January and February 2001, seven shareholders converted an aggregate of ten shares or $100,000.00 of the Company's Series A Preferred Stock into the common stock of the Company at an average conversion price of approximately $0.008. Upon conversion, the Company issued in January and February 2001, an aggregate of 11,546,619 shares of its common stock to the seven shareholders.

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

Overview
--------

During the nine months ended December 31, 2000, we continued to implement our operational changes to meet our plan to position the Company as a going concern to generate positive cash flow starting the fourth quarter of fiscal year 2001. We have made substantial gains towards converting our video products sales to higher margin DVD format sales during fiscal year 2001. During the nine months ended December 31, 2000, DVD product sales accounted for approximately 24% of total sales. We have also reduced operating expenses by approximately $676,000 during the nine month period ended December 31, 2000 when compared to the same period a year earlier.

Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.


NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1999:

Results of Operations
---------------------

The Company's net loss before preferred dividend for the nine months ended December 31, 2000 was approximately $844,000 as compared to a net loss of approximately $1,857,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $544,000.

The Company's operating loss for the nine months ended December 31, 2000 was $544,000 as compared to an operating loss of approximately $1,479,000 for the same period last year. The decrease in the Company's operating loss of approximately $935,000 arose primarily from decreased operating expenses of approximately $676,000, and an increase in gross profit of approximately $260,000.

The Company's sales for the nine months ended December 31, 2000 and 1999, were approximately $2,393,000 and $3,195,000 respectively. The Company's sales decreased by approximately $802,000 from the same period a year earlier with decreased video product sales and toy products of approximately $1,143,000 and $230,000, respectively, offset by an increase in DVD product sales of approximately $571,000. The lower video and toy product sales when compared to the same period a year earlier was attributable to lower demand from our major customers resulting from primarily, the lack of new products. The Company plans to acquire new titles for videocassette and DVD products over the remainder of fiscal year 2001. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the nine months ended December 31, 2000 and 1999 were $1,444,000 and $2,506,000 or 60% and 78% of sales, respectively. The decrease in cost of goods of approximately $1,062,000 was due to lower sales volume of video and toy products offset by lower DVD product cost. The decrease in the cost of sales percentage to sales of approximately 18% when compared the same period a year earlier, was primarily the result of recording in the previous year's period, toy product sales with lower margins coupled with the cost associated with the write-down of video related inventory.

Gross profit for the nine months ended December 31, 2000 and 1999 was approximately $949,000 and $689,000, or 40% and 22% of sales, respectively. The higher gross margin of approximately $949,000 was partially the result of the product mix moving towards the higher margin DVD product line offset by lower sales volume. Also contributing to the increased percentage for gross profit of 18%, as a percent of sales, was caused by the recording of sales of lower margin toy products and duplication service revenues, together with the write-down of the Company's inventory in the same period a year earlier.

Selling, General and Administrative expenses for the nine months ended December 31, 2000 and 1999 were approximately $1,493,000 and $2,169,000, respectively. The decrease of approximately $676,000 was primarily the result of the implementation of the Company's cost reduction plan.

     General Administrative expenses for the nine months ended December 31, 2000 and 1999 were approximately $1,135,000 and $1,515,000, respectively. The decrease in general administrative expenses of approximately $380,000 was primarily the result of lower expense levels of office rent, legal expenses, bad debt expenses and non-cash consulting and financing costs. Bad debt expense for the nine months ended December 31, 2000 and 1999 was approximately $101,000 and $190,000, respectively.


     Selling expenses for the nine months ended December 31, 2000 and 1999 were approximately $358,000 and $654,000, respectively. The decrease in selling expenses of approximately $296,000 was attributable mainly to lower expense levels in freight costs, advertising and sales promotion related expenses.

Interest expense for the nine months ended December 31, 2000 and 1999 was $300,000 and $385,000 respectively. The decrease in interest expense of approximately $85,000 was primarily the result of lower non-cash interest expenses associated with issuance of stock options. As of December 31, 2000, the outstanding debt of the Company was approximately $3,457,000 of which approximately $3,167,000 is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 2000. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1999:

Results of Operations
---------------------

The Company's net loss before preferred dividend for the three months ended December 31, 2000 was approximately $322,000 as compared to a net loss of approximately $508,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $183,000.

The Company's operating loss for the three months ended December 31, 2000 was $183,000 as compared to an operating loss of approximately $430,000 for the same period last year. The decrease in the Company's operating loss arose primarily from reduced operating expenses of approximately $27,000 and an increase in gross profit of approximately $220,000.

The Company's sales for the three months ended December 31, 2000 and 1999, were approximately $919,000 and $1,522,000 respectively. The Company's sales decreased by approximately $603,000 from the same period a year earlier with lower video product and toys sales of approximately $798,000 and $69,000, respectively, offset by increased DVD product sales of approximately $264,000. The lower video and toy product sales when compared to the same period a year earlier was attributable to lower demand from our major customers resulting from primarily, the lack of new products. The Company plans to acquire new titles for videocassette and DVD products over the remainder of fiscal year 2001. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the three months ended December 31, 2000 and 1999 was $523,000 and $1,345,000 or 57% and 88% of sales, respectively. The decrease in cost of goods of approximately $822,000 was attributable primarily to lower sales volume.

Gross profit for the three months ended December 31, 2000 and 1999 were approximately $396,000 and $177,000, or 43% and 12% of sales, respectively. The higher gross margin of approximately $219,000 was partially the result of the product mix moving towards the higher margin DVD product line offset by lower sales volume. Also contributing to the increased percentage for gross profit of 31%, as a percent of sales, was the result of the recording of sales of lower margin toy products and duplication service revenues, together with the write-down of the Company's inventory in the same period a year earlier.

Selling, General and Administrative expenses for the three months ended December 31, 2000 and 1999 were approximately $579,000 and $607,000, respectively. This decrease in operating expenses of approximately $28,000 was the result primarily of the Company's lower expense levels in rent and bad debt expense of approximately $177,000, offset primarily by higher salaries and depreciation expense totaling approximately $149,000. Bad debt expense for the three months ended December 31, 2000 and 1999 were approximately $10,000 and $124,000, respectively.

Interest expense for the three months ended December 31, 2000 and 1999 was $139,000 and $79,000 respectively. The increase in interest expense of approximately $60,000 was the result of higher levels of borrowings offset by lower non-cash interest expenses associated with issuance of stock options.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at December 31, 2000 was approximately $3,427,000 as compared with a working capital deficit of $2,702,000 at December 31, 1999. This increase in the working capital deficit of approximately $725,000 is primarily the result of lower levels of inventory and prepaid expenses, offset by increased borrowings.


Operations
-------------
For the nine months ended December 31, 2000, cash provided by operations was approximately $89,000 as compared to $144,000 for the nine months ended December 31, 1999. Net cash utilized in financing activities during the nine months ended December 31, 2000, and 1999 were approximately $198,000 and $302,000, respectively.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

The Company is currently implementing an alternative cash flow plan to react to this situation. The principal objective of the Company is to have the above back-up plan and required financing implemented by the end of fiscal 2001, which can lead to a profitable operation if they are successfully implemented, and will be subject to market and other conditions. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

Investing
----------

For the nine months ended December 31, 2000 and 1999, investments in masters and artwork were approximately $5,000 and $33,000, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

On June 2, 1999, ATRE entered into a real estate sale agreement for approximately $600,000 and in September 1999, entered into a sales agreement for another parcel of the remaining acres for approximately $550,000. During June 2000, the sales agreement for $600,000 entered into on June 2, 1999 was canceled by the buyer who forfeited the $25,000 purchase deposit to ATRE. On September 19, 2000, ATRE closed the sale for one parcel of the remaining acres for $550,000. The net proceeds of this sale was applied against ATRE'S outstanding mortgage loan which was collateralized by the property sold. ATRE had previously repaid the Company all past loans it borrowed from the Company including all applicable interest and at December 31, 2000, the Company owed ATRE $602,400 in accumulated loans it received, consisting of proceeds from ATRE's mortgage loans and partial proceeds from parcels previously sold. ATRE believes the remaining parcels will be sold and continues to list the properties with its real estate agent. Future sales are contingent on market conditions and there can be no assurance that ATRE will sell the remaining parcels within the next one to three years.

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

The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. An accrual was recorded as a dividend expense for $18,750 during the nine month period ended December 31, 2000. In no event can the Series A Preferred Stock be converted into more than 11,875,000 shares of Common Stock.

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

Under Registration Rights Agreements the Company entered into with the purchasers of the Series A Preferred Stock, the Company is required to file a registration statement to register the Common Stock issuable upon conversion of the Series A Preferred Stock under the Securities Act to provide for the resale of such Common Stock. The registration statement was declared effective by the Securities and Exchange Commission at 10:00 AM on January 4, 2001. The Company is required to keep such registration statement effective until all of such shares have been resold.

Impact of Inflation
-------------------

The Company does not believe that inflation had an impact on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Forward Looking Statements
--------------------------
Forward looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us to implement our new plan to attain our primary goals as discussed above under "Operations." Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

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

     The per unit weighted-average fair value of unit options granted on June 1, 2000 was $0.029 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 5.86; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company's common stock of 178%; and a weighted average expected life of the option was 2 months. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of an obligation of $10,000 in principal and interest owed to the same consultant. The options had an aggregate fair value at date of grant of approximately $211,000.

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

     Commencing August 9, 2000, the Series A Preferred Stock is convertible, at the investors' option, into shares of the Company's common Stock and automatically converts into Common Stock on April 12, 2002. The conversion price of the Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. An accrual was recorded as a dividend expense for approximately $18,750 during the nine month period ended December 31, 2000. In no event can the Series A Preferred Stock be converted into more than 11,875,000 shares of Common Stock.

         During January and February 2001, seven shareholders converted an aggregate of ten shares or $100,000.00 of the Company's Series A Preferred Stock into the common stock of the Company at an average conversion price of approximately $0.008. Upon conversion, the Company issued in January and February 2001, an aggregate of 11,546,619 shares of its common stock to the seven shareholders.

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

                                    DIAMOND ENTERTAINMENT CORPORATION



Dated:  March 5, 2001           By:  /s/ Fred U. Odaka

                                    ---------------------------------------
                                    Fred U. Odaka
                                    Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                     Accounting Officer)