Form 10KSB40
period 2001-03-31
DIAMOND ENTERTAINMENT CORP
filed 2001-06-29
CIK 847420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                       [ X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for the fiscal year ended March 31, 2001 totaled
$3,181,091.

The aggregate market value of registrant's Common Stock held by non-affiliates based upon the closing bid price on June 08, 2001, as reported by the OTC Bulletin Board, was approximately $638,716.

As of June 08, 2000, there were 81,180,648 shares of the registrant's Common Stock outstanding.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

            Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "e-DMEC")was formed under the laws of the State of New Jersey on April 3, 1986. In May 1999 the Company registered in the state of California to do business under the name e-DMEC. All references to the Company refer to Diamond Entertainment Corporation doing business as e-DMEC and its subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 800 Tucker Lane, Walnut, California 91789.

            The Company markets and sells a variety of videocassette and DVD (Digital Video Disc) titles to the budget home video and DVD markets. The Company also purchases and distributes general merchandise including children's toy products.

         The Company's videocassette and DVD titles includes certain public domain programs and certain licensed programs. Public domain programs are video titles that are not subject to copyright protection. Licensed programs are programs that have been licensed by the Company from a third party for duplication and distribution, generally on a non-exclusive basis. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. They generally sell the Company's products to the public at retail prices ranging from $1.99 to $9.99 per videocassette and $4.99 to $12.99 per DVD program packs. The Company's video and DVD products are also offered by consignment arrangements through one large mail order catalog company and one retail chain. The Company is continuing to acquire new licensed video and DVD titles and upgrading the quality of its packaging and pre-printed materials in order to enhance its available products.

         During fiscal 2001, the Company moved towards transforming its product mix to become a company specializing in "disc" distribution. Adding to its traditional product distribution, the Company, through third party suppliers, is now handling a complete spectrum of disc product and related services which include CD replication and packaging, CD-R distribution, CD-ROM business card replication, DVD replication and packaging and DVD-ROM replication. The Company, has entered into a strategic alliance with a company located in Hong Kong, through which the Company expects to introduce new products during fiscal 2002, such as DVD tickets, DVD ID card and DVD credit card implanted with a smart chip.

          In May 1997, the Company acquired a company, now a wholly owned subsidiary known as Jewel Products International, Inc. ("JPI"). JPI is in the business of manufacturing and distributing one toy product, purchasing various other children's toy products from U.S.-based importers or directly from Asia for distribution, and distributing toys to mass merchandisers in the United States.

         During September 1998, the Company entered into an exclusive distribution agreement with a licensing and distribution company which granted to the Company exclusive distribution rights for a new product line called CineChrome(TM), which is a trademarked product line utilizing classic images of licensed properties from film, music, sport, fine art and fine photography. During fiscal year 2000 and 2001, the Company had minimal sales of this line and there can be no assurances that the Company will be successful in marketing this product line.

         The Company introduced its completely new re-designed web-site in May of 2001, which included features to improve ease of use, as well as the addition of new product lines and promotional programs. The Company plans to implement aggressive marketing and sales programs on its web-site during fiscal 2002, to fully capitalize on its web-site products using its new promotional campaigns to increase its revenue and profit margins.


Product Lines
-------------

         VIDEO PROGRAM LINE

         The Company's video program inventory consists of a total of nearly 748 titles appealing to all age groups. The programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs, sports highlights, and computer-literacy. Public domain programs account for approximately 473 titles, and licensed programs account for approximately 275 titles of the Company's program inventory.

         Motion Pictures - Public Domain. The Company offers a total of 106 feature motion picture titles including many film classics, biblical tales, and a large collection of favorite performers. Titles include "Love Affair", "Milton Berle" and "Herod the Great".

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

         Educational Programs - Licensed. The Company licenses approximately 68 educational videos with titles which instructs preschoolers and school age children on topics such as learning numbers, telling time, simple mathematics, color identification and other practical skills.

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

         TV Episodes - Public Domain. The Company TV episodes include such favorites as Red "Skelton" and "Andy Griffith"


         DVD PROGRAM LINE

         The DVD program inventory currently consist of 49 titles, which are public domain feature films and television episodes.

         Motion Pictures - Public Domain. The Company's offers titles in DVD format covering many film classics in various categories including drama, horror, westerns, action, and comedy.

         Television Episodes - Inventory currently consist of 6 public domain titles.

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

         The costs associated with the Company's film masters (used for duplicating) and artwork (for packaging and advertising) include the purchase cost of masters, initial fee for rights to duplicate, shooting costs and developing costs. During the year ended March 31, 2001, the Company acquired approximate 49 new titles.

         As of March 31, 2001, the net book value of the Company's film masters and artwork was approximately $145,817. The Company believes that its film masters and artwork are significant assets since the Company derives the majority of its revenue from their use.


         CONTRACT REPLICATION AND DUPLICATION SERVICES

         In January 2001, the Company commenced offering its replication and packaging services to corporate customers for the following disc products: DVD, CD, CD-R, CD-ROM business card, and video/audio tape duplication services. There can be no assurance that the Company will be able to market and distribute successfully its contract replication and duplication services to corporate customers or to its other customers.


         TOY PRODUCT

               At the time of its acquisition, JPI's sole line of business was the manufacture and sale of its patented Woblong(R) Double Wing Flier, a bi-wing aerodynamic flying toy. The Woblong, subsequently renamed the Zoombie(R), is a game of catch intended to compete directly with Frisbee(R), Aerobie(R) and Whoosh(TM). During the year ended March 31, 2001, the Zoombie was primarily sold through the Company's web-site. The Company is continuing to seek additional products for its general merchandise line to replace or add to its existing inventory.


         GREETING CARD PRODUCT

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

         The Company is continuing to explore new channels to distribute the CineChrome(TM) product line worldwide. The currently existing product in the CineChrome(TM) product line is made up of 20 "Saturday Evening Post" holiday and special occasion gift cards. Two sets of ten cards have been made into gift sets and cards can also be sold separately. There can be no assurance that the Company will be able to continue to market and distribute successfully the CineChrome(TM) products on its web-site or to its other customers.


Suppliers
----------

         Video/DVD Products

         The Company's video programs are duplicated using high speed sprinters by two duplicators located in the United States. The Company's DVD disc products are replicated by either two local replicators or 2 other replicators in Asia. Generally, the Company arranges with these firms to duplicate or replicate Company-supplied masters and the product is labeled, packaged, and shrink-wrapped by the Company at its Walnut, California plant. The Company submits its orders and instructions by purchase order with terms payable within 60 days of delivery. For the year ended March 31, 2001, the video and DVD product business of the Company had purchases from three suppliers that amounted to approximately 58% of net purchases. During such period, the percentage of net video/DVD product purchases made from such suppliers were 26%, 19% and 13%, respectively. Management believes that, if for any reason it could not rely on or retain the services of any of its current suppliers, duplicators or manufacturers, other suppliers would be available in the marketplace.
         Toy Products

              For the year ended March 31, 2001, the Company made purchases from one U.S. supplier. Purchases from this supplier accounted for 100% of the Company's purchases for the year ended March 31, 2001.


         Greeting Card Product

         The Company has two sources for its CineChrome(TM) products. The supplier in Carlsbad, California who owns the patented print technology, KromeFX(TM) and another supplier in West Bend, WI, who utilizes its own proprietary technology which is similar to KromeFX(TM) process. During fiscal 2001, the Company did not purchase any CineChrome(TM)products.

Markets and Customers
---------------------

         Video/DVD Products

         The Company markets its program inventory to large retail chain outlets and provides each retail chain operator with brochures, advertising materials and literature describing and promoting the Company's program inventory. The Company's products are sold through more than ten mass merchandisers such as Musicland, Walgreen and Best Buy, primarily in the Northeast, the South and the East Coast. These outlets sell the Company's products to the general public at retail prices ranging from approximately $1.99 to $9.99 per videocassette and $4.99 to $12.99 per DVD program packs. For the years ended March 31, 2001 and 2000, the Company derived revenue from its video and DVD products of approximately $3,155,000 and $3,563,000, respectively. For the year ended March 31, 2001, the Company had net sales to 2 customers, individually of more than 10% of the Company's revenues, of approximately $1,443,000. For the year ended March 31, 2000, the Company had sales to two customers of more than 10% of the Company's revenue, at approximately $1,003,000. The loss one of these customers would have a material adverse effect on the financial condition and results of operations of the Company.

         The Company's marketing strategy of distributing directly to retail chain outlets has allowed the Company to market its products at all consumer levels. In particular, the Company seeks to attract retail customers in department, drug, discount, electronic, music, toy and book stores as well as supermarkets and convenience stores. The Company is continuing to improve the name recognition of the Company as a video and DVD company specializing in educational, children and film classic video and DVD titles. In addition, through its sales program, the Company seeks to place increased focus on the promotion of sales to major mass merchandising companies which would increase the delivery of high volume orders. In addition to using independent sales representatives in certain geographical marketing areas, the Company has revamped its web-site in May of 2001 to enable it to sell its video/DVD and other products to its current customer base and directly to the retail customer.

         The Company derives approximately 54% of its gross revenue from sales to mass merchandisers and other retail outlets. Approximately 27% of gross revenue is derived from sales through consignment arrangements with a catalog company and retail company under which the Company delivers product to their distribution centers. The Company only books sales from consignment sales after the catalog company delivers the actual funds from such sales. Less than one percent of revenues are derived from products sold on a retail basis directly to consumers via the internet or telemarketing.

         Toy Products

            The Company marketed its toy products using outside sales personnel and manufacturer representatives and utilized independent manufacturer's representatives to reach its customers. During fiscal year 2000, the Company began shipping its Zoombie flying toy for sale by certain Target stores and during fiscal 2001, the Zoombie toy product was placed for sale on the Company's web-site and also purchased by a Fortune 500 company to be included in its employee catalog.


Seasonality
-----------

         Video and DVD Products

         The Company generally experiences higher sales of its video and DVD programs from September through January due to increased consumer spending around the year-end holidays. During the year ended March 31, 2001, the Company derived approximately 49% of its gross revenue from sales during those five months, with approximately 51% of revenue generated in the other seven months of the year.

         Toy Products

            The Company's revenues are very seasonal and are currently generated during the period from June to September.


License Arrangements - Video and DVD Products
---------------------------------------------

         The Company enters into license agreements under which it acquires from licensors the right to duplicate and distribute a licensed video program. Licenses may be exclusive or non-exclusive, but typically are non-exclusive. Generally, licenses cover specific titles. In return for the grant of certain rights by the licensor, the Company pays certain advance payments or guarantees and also pays royalties. Royalty payments under license agreements typically are credited against any advances paid. Generally, the Company's licenses are for a term of between three and seven years. While the Company's efforts to renegotiate and renew its license agreements have generally been successful, there can be no assurance that such licenses will be renegotiated or renewed in the future. The programs that the Company has acquired under license contain limitations from the licensors regarding the geographic areas to which the Company can distribute its products and are usually restricted to distribution and sales in the United States and Canada.

         The various licensing agreements that the Company has entered into with licensors provide for advance payments ranging from $1,500 to $100,000 and subsequent royalty payments based upon either a per video sold fee or a percentage of wholesale price fee. During the year ended March 31, 2001, the Company incurred royalty expenses of approximately $24,000 under its licensing agreements.

Competition
-----------

         Video and DVD Products

         The Company competes with other distributors who sell budget priced videotapes and DVD's. The Company also competes with other video duplicators and DVD replicators. The Company has been able to compete based on offering low pricing and superior packaging designs. Most of the companies with which the Company competes are better established, have broader public and industry recognition, have financial resources substantially greater than those of the Company and have manufacturing and distribution facilities better than those which now or in the foreseeable future will become available to the Company.

         Toy Products

         The Company competes with other distributors of toy products including distributors of other flying toys such as "Frisbies". The Company concentrates on the most popular and new products available and offer these toy products for limited sales period and, as demand for products change, The Company can immediately switch to newer and more popular products. The Company competes primarily on uniqueness of product and lower prices. Most of the distributors with which The Company competes are better established, have a broader product line and industry recognition, and have financial resources substantially greater then those of the Company.

         Greeting Card Product

         The processes which are utilized by the Company's CineChrome(TM)products, are also available to the Company's competitors who are in the business of selling posters, trading cards, inserts and other similar products. These competitors include Hallmark, American Greeting Cards and Gibson. Most of the companies with which the Company competes are better established, have broader public and industry recognition, have financial resources substantially greater than those of the Company and have manufacturing and distribution facilities better than those which now or in the foreseeable future will become available to the Company. The greeting card market requires substantial resources to obtain shelf space in retail outlets, therefore, the Company cannot make assurances that it can or will be successful in this marketplace in the foreseeable future.


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

         Upon sale or development of land, proceeds are used to repay all related loans and other obligations, with the remaining balance distributed among the shareholders of ATRE pro rata based on their interests. ATRE has interests in two real estate parcels.

         On September 19, 2000, ATRE closed the sale for one parcel of the remaining acres for $550,000. The net proceeds of this sale was applied against ATRE'S outstanding mortgage loan which was collateralized by the property sold. As the result of the sale, the Company recorded approximately $15,000 as its share of income from equity investment for the period ended March 31, 2001.

         ATRE believes the remaining parcels will be sold and continues to list the properties with its real estate agent. Future sales are contingent on market conditions and there can be no assurance that ATRE will sell the remaining parcels within the next one to three years.


Employees of the Company
------------------------
         As of March 31, 2001, the Company and its subsidiaries employed 22 full-time employees as compared to 19 full-time and 1 part-time employees a year earlier. During the peak season the Company engages additional part-time or temporary employees to help with the surge for Christmas season orders. The Company reduces its manufacturing force after the peak season to improve the profitability of the operations when sales orders decline. Neither the Company's nor the subsidiaries' employees are unionized. Management believes that it has good working relations with its employees.


Copyright, Licenses and Other Proprietary Rights
--------------------------------------
         The Company relies on a combination of common law trademark, copyright and trade secret law to establish and protect the Company's property rights and promote our reputation and the growth of the Company's business. In addition, in the toys product line, the Woblong(R), subsequently renamed as the Zoombie(R), is protected by patent claims in the form of a utility patent registered with the U.S. Patent and Trademark Office. The U.S. Patent number is 5,131,879. In addition, a design patent was issued on March 9, 1994 - D344,989.

         The Company licenses approximately 273 videocassette titles from licensors for duplication and distribution, generally on a non-exclusive basis. Such licensors could become subject to third party infringement claims which could result in their inability or willingness to license these titles to us and would impair our ability to provide such titles to our customers.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 20,000 square feet at 800 Tucker Lane, Walnut, California under a lease that commenced January 6, 2000 and expires on January 31, 2003, for use as executive offices and manufacturing and warehouse facilities for a monthly rent of $10,500.00. In addition, the Company leased approximately 22,080 square feet in Cerritos, California ("Cerritos Property") for $9,274 per month which space was formerly used by the Company for executive offices and warehousing. The Company sublet the Cerritos Property on January 1, 1999. The sublease required the unaffiliated subtenant to pay the Company $9,494 per month through February 2000, and $9,936 per month through the remaining term of the sublease. The master lease and sublease obligations expired on March 31, 2001, when the Company returned the premises in good condition to the master landlord. The Company's current lease agreement is with an unaffiliated parties. The Company believes that it has sufficient space for operations for the next twelve months.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation have been resolved without material adverse impact on the  Company.

         On February 15, 2000, one of the Company's suppliers brought legal action against the Company to collect approximately $35,200 comprising of unpaid invoices, interest, court costs and attorneys fees owed to the supplier. The Company recorded the liability upon receipt of the goods and entered into a monthly payment plan with the supplier to settle the amount owed. At March 31, 2001, the balance of the liability was $12,080.

         During March 2000, the Company's former lessor brought action against the Company to recover delinquent rental payment and penalties arising from the termination of the Company's building lease in Cerritos, California. The action against the Company resulted in a stipulated judgement whereby the Company agreed to pay $72,000.00 at 10% interest by paying $6,600.00 per month for twelve consecutive months beginning April 1, 2000 through March 1, 2001. There was a penalty clause for a failure to pay in a timely manner which increases the total amount to $119,000 with immediate acceleration in the event of a default under the stipulated judgement. All required payments through March 1 2001 were made in a timely manner and the Company on June 5, 2001, received from the lessor, an acknowledgment of full satisfaction of judgment.

            In April 2001, a former landlord, brought action against the Company to recover $100,000 in damages, for additional rent for holding over, or not vacating the premises, after the term expired, late fee penalty of 10% for late payment of monthly rent and for removing the plaintiff's metal storage racks. The Company believes that this complaint to be unmerited as all required rental payments under the lease were made, as well as, those payments for the period it stayed on the premises after the lease ended. The landlord waived all rights for further rent or damages by endorsing the final rent payment check which had a clause typed on the back of the check releasing the Company of further obligations in connection with the lease.

            In June of 2001, the Company was named as a defendant by one of its suppliers who filed bankruptcy under Chapter 7. The bankruptcy court brought legal action against the Company to recover $100,000.00 the Company borrowed from the supplier in April of 1999, plus applicable interest. In accordance with the terms of the loan, the Company made four separate payments to the supplier during April and May of 1999 totaling $101,166.67 in principal and interest. As of June 18, 2001, the Company reflects one check in the amount of $25,116.67 still outstanding and has recorded this liability on its balance sheet as of March 31, 2001.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "DMEC.OB" The Company's shares of Preferred Stock are not listed on any national securities exchange, or Nasdaq or quoted on the OTC Bulletin Board.

        The range of high and low bid information for the Company's Common Stock for each full quarterly period during the Company's last two fiscal years, is as follows:

Period                               High Bid                   Low Bid
------                               --------                   -------
Fiscal 2000
-----------
         1st quarter                  0.24                       0.06
         2nd quarter                  0.19                       0.06
         3rd quarter                  0.11                       0.02
         4th quarter                  0.20                       0.05

Fiscal 2001
-----------
         1st quarter                  0.125                      0.045
         2nd quarter                  0.067                      0.024
         3rd quarter                  0.039                      0.009
         4th quarter                  0.020                      0.007


These quotations were obtained from OTC Bulletin Board quarterly quote summaries, and reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions. On June 8, 2001, the closing bid price for the Company's Common Stock was $0.009 As of the same date, there were 2,458 holders of record of the Company's Common Stock.

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

         The transfer agent for the Company's Common Stock is Continental Stock Transfer & Trust Company, New York, New York.


Sales of Unregistered Stock
---------------------------

         In March and June 1999, the Company issued callable convertible notes for $50,000 and $100,000 to James Lu and Jeffrey I. Schillen, respectively. The notes bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. The notes have been extended until March 22, 2002 and September 22, 2002, respectively. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lenders at a conversion rate of $0.05 per share.

         In March of 1999, the Company issued a convertible note for $100,000, which bears interest at 10% with principal and interest due on the first anniversary of the date of issuance. The note also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share. As of March 31, 2000, the outstanding balance of convertible notes was $100,000, which the lender extended the due date to March 2002. On June 2, 1999, the Company was advised by the convertible note holder of the $100,000 note to waive receipt of bimonthly principal payments and to continue to receive the bimonthly interest only payments. The note had not been converted as of March 31, 2001.

         On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's President, as a bonus, options to purchase 2,500,000 and 1,000,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. The options had an aggregate fair market value at date of grant of approximately $681,000. Neither options were exercised at March 31, 2001.

         On May 25, 1999, the Company's board of directors approved and the Company issued to the Company's V.P. of Sales and Marketing, as a bonus, options to purchase 500,000 and 500,000 shares of the Company's common stock at $0.05 and $0.10 per share, respectively. The options expire on May 24, 2004. The options had an aggregate fair market value at date of grant of approximately $194,000. The options had not been exercised at March 31, 2001.

         In July 1999, the Company engaged a consultant for a period of one year to provide managerial and strategic planning for financial matters and expansion of the Company. The consultant received an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share in exchange for services to be rendered and option shall expire on July 8, 2001. The option had an aggregate fair value at date of grant of approximately 40,000 and had not been exercised as of March 31, 2001.

          During the quarter ended December 31, 1999, Board of Directors of the Company authorized the conversion of approximately $1,880,725 in related parties payables into one year 7% Convertible Promissory Notes of $1,071,225 and $809,500 each, both notes were extended for one year to September 30, 2001. The terms of the new convertible notes allow the Company to make partial principal and interest payments from time to time and the holders of the convertible notes have the option to request such payments of the indebtedness evidenced by the notes either in the lawful money of the United States or in an equivalent value consisting of the Company's common stock, the number of shares, to be determined by dividing the payment amount by the average twenty day bid price for the Company's common stock during the twenty trading days prior to the date of such payment. Also, during the quarter ended December 31, 1999, the related party to which $1,071,225 in related parties payable was owed by the Company, transacted a change in ownership of its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party. At March 31, 2001, the balance of the Convertible Promissory note to the non-related party was $1,049,775.

               On May 11, 2000, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with eight investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 50 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for total consideration of $500,000, or $10,000 per share. The May Davis Group, Inc. ("May Davis"), acted as placement agent for the offering. May Davis received a placement fee of $40,000 and the Company issued warrants to purchase 1,500,000 shares of Common Stock to May Davis and certain designees of May Davis and warrants to purchase 25,000 shares of Common Stock to Butler Gonzalez, LLP, counsel to May Davis. Such warrants are exercisable at a price of $.07 per share.

               Commencing August 9, 2000, the Series A Preferred Stock is convertible, at the investors' option, into shares of the Company's common Stock and automatically converts into Common Stock on April 12, 2002. The conversion price of the Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. An accrual was recorded as a dividend expense for approximately $26,250 during the period ended March 31, 2001. In no event can the Series A Preferred Stock be converted into more than 11,875,000 shares of Common Stock.

               Additional features of the Series A Preferred Stock include, among other things, i) a redemption feature at the option of the Company commencing September 8, 2000, of shares of Series A Preferred Stock having a stated value of up to $100,000, ii) a mandatory redemption feature upon the occurrence of certain events such as a merger, reorganization, restructuring, consolidation or similar event, and a liquidation preference over the Common Stock in the event of a liquidation, winding up or dissolution of the Company. The Series A Preferred Stock does not provide any voting rights, except as may be required bylaw.

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

          In connection with the sale of the Company's Series A Convertible Preferred Stock, the Company issued an aggregate of 1,500,000 warrants to purchase our common stock to The May Davis Group, Inc., or its designees. May Davis acted as placement agent for the offering of the Series A Convertible Preferred Stock. The Company also issued an aggregate of 25,000 warrants to Butler Gonzalez, LLP, counsel to May Davis. The warrants are exercisable for five years from the date of issuance, and contain certain anti-dilution and cashless exercise provisions. The warrants are exercisable at a price of $.07 per share for a period of five years.

               During January and February 2001, seven Series A Preferred shareholders converted an aggregate of ten shares or $100,000.00 of the Company's Series A Preferred Stock into the common stock of the Company at an average conversion price of approximately $0.008. Upon conversion, the Company issued in January and February 2001, an aggregate of 11,546,619 shares of its common stock to the seven shareholders.

         On June 1, 2000, the Company entered into three consulting agreements that terminates on May 31, 2001, whereby the consultants will provide consulting service for the Company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 7,300,000 of the Company's common stock exercisable at $.035 per share in exchange for services to be rendered and the options shall expire on May 31, 2001. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of a obligation of $10,000 in principal and interest owed to the same consultant.

            On June 9, 2000, the Board of Directors of the Company adopted the Company's 2000 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment Corporation through the issuance of shares of Common Stock of the Company, which authorized the Board of Directors of the Company is authorized to sell or award up to 13,000,000 shares and/or options of the Company's Common Stock, no par value. The Plan is administered by the Board of Directors which has the discretion to determine the grantees, the number of shares, the of each grant, the consideration for the shares and such other terms and conditions as the Board may determine. The Plan terminates on May 31, 2001. In June and July of 2000, options in the aggregate amount of 7,300,000 shares were granted to three consultants. At March 31, 2001, the balance of options remaining on the Plan for future grants totaled 5,700,000 shares.

              On July 24, 2000, the Company engaged a consulting firm for a period of one year to provide advice to undertake for and consult with the company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and conditions. The consulting firm was granted options to purchase 600,000 shares of the Company's Common Stock with an exercise price at $0.05 per share and the options shall expire on July 24, 2003. These options were not exercised as of March 31, 2001.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Year Ended March 31, 2001 Compared with the Year Ended March 31, 2000
---------------------------------------------------------------------

Results of Operations
---------------------
The Company's net loss for the year ended March 31, 2001 was approximately $915,000 as compared to a net loss of approximately $3,937,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $555,000.

The Company's operating loss for the year ended March 31, 2001 was approximately $555,000 as compared to an operating loss of approximately $3,576,000 for last year. The decrease in the Company's operating loss of approximately $3,021,000 was the result primarily from increased gross profit of approximately $904,000 and decreased operating expenses of approximately $2,117,000.

The Company's sales for the years ended March 31, 2001 and 2000, were $3,181,090 and $3,828,261 respectively. The Company's sales decreased by approximately $647,000 from the prior year with decreased video, toy product sales and custom duplication sales of approximately $760,000, $216,000 and $618,000, respectively, offset by increased DVD product sales of approximately $970,000. The Company recorded minimal toy product and custom duplication sales during the year ended March 31, 2001. The lower video product sales for the year ended

March 31, 2001, were primarily the result of the Company shifting its video product sales to DVD product sales and to the lower demand for video products from our major customers. The lower toy product sales when compared to the prior year were primarily attributed to lower volume purchases from the Company's major toy customer. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. The Company expects the sales to increase in fiscal year ending March 31, 2002 resulting from increased DVD product sales. The Company's sales for the quarter ended March 31, 2001, were approximately $788,000 as compared to the prior two quarters which averaged approximately $899,000 a quarter. The decrease in the last quarter was primarily attributable to seasonal slow down.

Cost of sales for the years ended March 31, 2001 and 2000 were approximately $1,797,000 and $3,348,000 or 57% and 88% of sales, respectively. The decrease in cost of sales of approximately $1,551,000 was primarily due to lower sales volume of video, toy products and custom duplication sales partially offset by increased sales volume of DVD product. Also contributing significantly to the decrease in the cost of sales percentage to sales of approximately 31% when compared the same period a year earlier, was the change in the sales product mix, whereby the Company shifted its sales from higher cost video, toy product, and custom duplication sales to lower cost DVD products.

During the year ending March 31, 2001, the Company recorded minimal toys and custom duplication sales. The previous years toy products sales of approximately $223,000 were sold at approximately 43% below cost which contributed to the higher cost of sales for fiscal year 2000. Also contributing to the higher cost of sales for fiscal year 2000 were custom duplication sales of approximately $618,000 which had a cost of sales percentage of 89% when compared to the such sales for the period.

For the years ended March 31, 2001 and 2000, video product cost of sales percentages when compared to sales were 64% and 77%, respectively. Contributing to the Company's reduction in video cost of sales percentage of 13%, were the higher average sales prices charged to customers and the lower write-downs of slow moving inventory during fiscal year 2001.

Gross profit for the years ended March 31, 2001 and 2000 were approximately $1,384,000 and $480,000, or 43% and 12% of sales, respectively. The significant increase in the gross profit as a percentage of sales was primarily result of the Company shifting its sales to higher profit margins DVD product line from lower margin video, toy product and custom duplication sales. The Company had minimal lower margin toy product and custom duplication sales for the year ended March 31, 2001. The gross profit as a percentage to sales for Video Products and DVD products for the period ended March 31, 2001 and 2000, were 36% and 61%, respectively.

Selling and general and administrative expenses for the years ended March 31, 2001 and 2000 were approximately $1,939,000 and $4,056,000, respectively. The decrease of approximately $2,117,000 was primarily the result of decreases in non-cash expenses in connection with the issuance of equity instruments as compensation and other fees of approximately $1,089,000, and lower selling and general administrative expenses of approximately $1,028,000.

Selling expenses for the years ended March 31, 2001 and 2000 were approximately $454,000 and $709,000, respectively. The decrease in selling expenses of approximately $255,000 was attributable mainly to lower expense levels in freight costs, royalty, and sales promotion related expenses.

General Administrative expenses for the years ended March 31, 2001 and 2000 were approximately $1,485,000 and $3,347,000, respectively. The decrease in general administrative expenses of approximately $1,862,000 was primarily the result of lower expense levels of non-cash expenses in connection with the issuance of equity instruments as compensation and other fees of approximately $1,089,000 and lower expense levels of approximately $773,000 primarily in office rent, legal expenses, salaries, consulting expense and general corporate expenses.

Interest expense for the years ended March 31, 2001 and 2000 were approximately $456,000 and $419,000 respectively. The increase in interest expense in fiscal 2001 over fiscal 2000 of approximately $37,000 was primarily the result of higher interest rates on accounts receivable financing and other loans. As of March 31, 2001, the outstanding debt of the Company was approximately $3,312,000 of which approximately $150,000 is classified as long term.

Other income for the year ended March 31, 2001, of approximately $80,000 consist of management income in connection with its real estate investment and other miscellaneous income of approximately $96,000 and $10,000, respectively, offset by dividend expense of approximately $26,000.

The Company's auditors issued a going concern report for the year ended March 31, 2001. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful. Management's plans are discussed under "Liquidity and Capital Resources - Operations."


Liquidity and Capital Resources
-------------------------------

The Company's working capital deficit at March 31, 2001 was $3,658,000 as compared with working capital deficit of $3,531,000 at March 31, 2000. This increase in the working capital deficit of approximately $97,000 is primarily the result of the Company's higher levels of accounts payable and accrued expenses offset by reduced debt obligations.

Operations
----------

For the year ended March 31, 2001, cash utilized for operations was approximately $202,000 as compared to $398,000 for the year ended March 31, 2000. Net cash provided by financing activities during the year ended March 31, 2001 and 2000 were approximately $437,000 and $483,000 respectively.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty whether the Company can continue as a going concern.

In fiscal year 2001 the Company continued to operate at a loss and its working capital was substantially reduced. The Company's during fiscal 2001, distributed its product directly to primarily retail chain outlets and mass merchandisers. To improve its operations, the Company initiated a marketing strategy to attract more retail customers in department, drug, electronic music, toy and book stores and shift its traditional video cassette product line towards DVD program format. The Company's primary goals are to generate an operating profit in fiscal 2002 and to be recognized primarily as a DVD and related product company specializing in educational, children and film classic titles, as well as, providing contract replication and packaging service by utilizing its strategic alliance company.

To mitigate the effects of the uncertainties, the Company has implemented a plan to increase its overall market share of its core business and to expand into the contract replication, duplication and packaging business. The Company expect reach positive cash flow at the end of its second fiscal quarter has implemented the following goals and strategies to achieve its plan: 33

Retailers and Mass Merchandisers

o Attain leadership in the market segment of high quality budget priced distribution of videocassettes and DVD titles.

o Avoid direct competition with larger competitors who sell in the same product categories as the Company, by offering higher quality budgeted price products.

o    Attain leadership in pricing and packaging innovations.

o    Maintain efficiency in quick turnaround of product shipments.

o Continue to build the reputation as a leader in the high quality budget priced arena to have other potential second and third tier customers emulate the purchasing habits of our national chain stores and mass merchandisers.

o    Continue to acquire new videocassette and DVD titles for distribution.

Internet e-Commerce

o    Maintain and improve our service through fast turnaround.

o    Keep our pricing competitive.

o    Maintain and improve customer service procedures.

o Complete thorough search for the most effective marketing and promotional tools and methods for our web-site.

o Continuously maintain and update our web-site to keep up with current products.

o    Continue to seek viable new products to be added to the web-site.


Contract Replication and Contract Packaging Service

o Establish a reputation of being most efficient and speedy provider of DVD high quality replication and packaging services and becoming a leader in this market segment, by selling to large corporate accounts.

o Capitalize on the experience and know-how of our alliance company, to deliver the highest quality replication service available on a consistent basis.

o Use our association with our alliance company to penetrate this market segment by broadcasting to our potential contract customers the unique capabilities, experience and consistency of production capabilities provided.

The Company believes it has adequate cash resources to sustain its operations through the second quarter of fiscal 2002, when it expects to generate a positive cash flow. The Company is continuing to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes and to convert debt to equity. The principal objective of the Company is to implement the above items in fiscal 2002, which will lead to a profitable operation if the items are successfully implemented, and subject to market and other conditions. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.


Investing
---------

For the years ended March 31, 2001 and 2000, investments in masters and artwork were $118,866 and $64,419, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

Parcel 1 consists of approximately 20 undeveloped acres purchased in two transactions, in 1989 and 1997. ATRE has a 70% interest in Parcel 1, located in Clark County, Washington. The total cost of Parcel 1, including financing expenses and taxes, was approximately $2,300,000, additionally ATRE incurred development costs of approximately $4,500,000 through March 31, 2001.

Parcel 2 consists of 5.5 acres of undeveloped property, also in Clark County, Washington. ATRE's interest in Parcel 2 is 25%. Parcel 2 was purchased in 1989 for $717,000. Approximately 2.5 acres of Parcel 2 were sold in 1996.

The Company in June 1998 borrowed approximately $809,500 from ATRE to finance certain purchases of toy products. During the quarter ended December 31, 1999, the Board of Directors of the Company authorized the conversion of the amount borrowed of $809,500 into a one year 7% Convertible note. At March 31, 2001, the note was still outstanding and is due on September 30, 2001.

On June 2, 1999, ATRE entered into a real estate sale agreement for approximately $600,000 and in September 1999, entered into a sales agreement for another parcel of the remaining acres for approximately $550,000. During June 2000, the sales agreement for $600,000 entered into on June 2, 1999 was canceled by the buyer who forfeited the $25,000 purchase deposit to ATRE. On September 19, 2000, ATRE closed the sale for one parcel of the remaining acres for $550,000. The net proceeds of this sale was applied against ATRE'S outstanding mortgage loan which was collateralized by the property sold. As the result of the sale, the Company recorded approximately $15,000, as its share of income from equity investment for the period ended March 31, 2001.

ATRE had previously repaid the Company all past loans it borrowed from the Company including all applicable interest and at March 31, 2001, the Company owed ATRE $576,300 in accumulated loans it received consisting of proceeds from ATRE's mortgage loans and partial proceeds from parcels previously sold less management fees the Company charged ATRE in fiscal 2001 of approximately $96,000. ATRE believes the remaining parcels will be sold and continues to list the properties with its real estate agent. Future sales are contingent on market conditions and there can be no assurance that ATRE will sell the remaining parcels within the next one to three years.

Financing
---------

The Company financed its operation through i)its line of credit with its financing company, ii) the issuance of its Series A Preferred Stock, iii) sales of its common stock and iv) debt financing.

The Company in December 1997, established a financing arrangement with a financial institution for a line of credit up to $2,500,000. This arrangement is backed by pledged receivables and inventory. Cost is 1.5% discounted from pledged invoices for every 30 days for the accounts receivable portion of the line of credit. The portion of the line of credit backed by inventory is determined by the lesser of $800,000, 25% of the clients finished toy inventory or 55% of the clients finished videotape inventory. Interest is charged at 16.18% per annum on this portion of the debt. This was formalized with the Company in June of 1998. Interest for this line of financing the years ended March 31, 2001 and 2000 were approximately $117,000 and $110,000,respectively.

On May 11, 2000, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with eight investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 50 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for total consideration of $500,000, or $10,000 per share. The May Davis Group, Inc. ("May Davis"), acted as placement agent for the offering. May Davis received a placement fee of $40,000 and the Company issued warrants to purchase 1,500,000 shares of Common Stock to May Davis and certain designees of May Davis and warrants to purchase 25,000 shares of Common Stock to Butler Gonzalez, LLP, counsel to May Davis. Such warrants are exercisable at a price of $.07 per share.

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

In connection with the sale of the Company's Series A Convertible Preferred Stock, the Company issued an aggregate of 1,500,000 warrants to purchase our common stock to The May Davis Group, Inc., or its designees. May Davis acted as placement agent for the offering of the Series A Convertible Preferred Stock. The Company also issued an aggregate of 25,000 warrants to Butler Gonzalez, LLP, counsel to May Davis. The warrants are exercisable for five years from the date of issuance, and contain certain anti-dilution and cashless exercise provisions. The warrants are exercisable at a price of $.07 per share for a period of five years.

During January and February 2001, seven Series A Preferred shareholders converted an aggregate of ten shares or $100,000.00 of the Company's Series A Preferred Stock into the common stock of the Company at an average conversion price of approximately $0.008. Upon conversion, the Company issued in January and February 2001, an aggregate of 11,546,619 shares of its common stock to the seven shareholders.

On June 1, 2000, the Company entered into three consulting agreements that terminates on May 31, 2001, whereby the consultants will provide consulting service for the Company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 7,300,000 of the Company's common stock exercisable at $.035 per share in exchange for services to be rendered and the options shall expire on May 31, 2001. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of a obligation of $10,000 in principal and interest owed to the same consultant.

On July 24, 2000, the Company engaged a consulting firm for a period of one year to provide advice to undertake for and consult with the company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and conditions. The consulting firm was granted options to purchase 600,000 shares of the Company's Common Stock with an exercise price at $0.05 per share and the options shall expire on July 24, 2003. These options were not exercised as of March 31, 2001.

In January 2001, the Company borrowed $80,000 as a short term loan from one of its suppliers and the loan was retired in April 2001, when the Company made its final weekly installment payment of $10,000. On June 6, 2001, the Company received a new loan in the amount of $80,000 from the same supplier. This loan bears no interest and is payable in sixteen (16)weekly installments beginning on August 1, 2001. James Lu, the President of the Company, has personally guaranteed the loan.


On June 4, 2001 and June 26, 2001 the Company borrowed $25,000 and $15,000, respectively, from a consulting firm and issued a promissory note which is payable on or before August 5, 2001 and August 25, 2001, respectively . The notes bears interest at 2 1/2% per month and a loan fee of 5% of the principal amount. The notes are personally guaranteed by James Lu.


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

The Company's operating loss for the year ended March 31, 2000 was $3,576,000 as compared to an operating loss of approximately $2,448,000 for last year. The increase in the Company's operating loss of approximately $1,128,000 arose 21 primarily from reduced gross profit of approximately $959,000, and increased non-cash expenses in connection with the issuance of equity instruments as compensation and other fees of approximately $450,000, offset by a reduction in other operating expenses of approximately $281,000.

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


Year 2000 Issue
---------------
As of the date of this report, the Company did not experience any disruption to operations or any other problems relating to the Year 2000 issue.


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


ITEM 7.  FINANCIAL STATEMENTS.

         See Index to Consolidated Financial Statements on page F-1.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000






                                    I N D E X
                                    ---------


                                                                       PAGE


INDEPENDENT AUDITORS' REPORT                                            F-2


CONSOLIDATED BALANCE SHEETS                                          F-3 to F-4


CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-5


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY                       F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-7 to F-9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-10 to F-38

                          INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS' AND BOARD OF DIRECTORS OF
DIAMOND ENTERTAINMENT CORPORATION

We have audited the accompanying consolidated balance sheets of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and a negative cash flow from operations, as well as a working capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                   Certified Public Accountants

Los Angeles, California
June 15, 2001

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                               March 31,
                                                                -------------------------------
                                                                     2001               2000
                                                                -------------     -------------
         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $      29,900     $           -
   Accounts receivable, net of allowance for
     doubtful accounts of $144,542 and $137,750                       413,020           421,196
   Inventory                                                        1,088,951         1,094,878
   Due from related party                                             101,366                 -
   Prepaid expenses and other current assets                           45,714           116,456
                                                                -------------     -------------

     Total current assets                                           1,678,951         1,632,530

PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $1,030,785 and $878,032                            199,487           266,570

FILM MASTERS AND ARTWORK, less accumulated
   amortization of $3,901,070 and $3,813,596                          145,817           114,424

INVESTMENT IN EQUITY SUBSIDIARY                                        60,725            45,275

OTHER ASSETS                                                           62,982            65,707
                                                                -------------     -------------

       TOTAL ASSETS                                             $   2,147,962     $   2,124,506
                                                                =============     =============





The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                               March 31,
                                                                -------------------------------
                                                                     2001               2000
                                                                -------------     -------------
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                               $     224,681     $      19,428
   Accounts payable and accrued expenses                            1,789,523         1,486,142
   Due to factor                                                      319,303           370,461
   Financing agreement payable                                        311,807           538,670
   Notes payable - current portion                                     42,576           125,762
   Related parties - notes and advances payable
     - current portion                                              1,478,233         1,543,841
   Convertible debentures - current portion                         1,142,675         1,050,775
   Capital lease obligations - current portion                         17,600            28,742
   Other current liabilities                                           10,057                 -
                                                                -------------     -------------
     Total current liabilities                                      5,336,455         5,163,821

   Notes payable, less current portion                                      -            63,872
   Related parties - notes and advances payable,
     less current portion                                             150,000           100,000
   Convertible debentures, less current portion                             -           100,000
   Capital lease obligations, less current portion                          -            17,912
                                                                -------------     -------------
       TOTAL LIABILITIES                                            5,486,455         5,445,605
                                                                -------------     -------------
COMMITMENTS AND CONTINGENCIES (Note 12)                                     -                 -

STOCKHOLDERS' DEFICIENCY
   Convertible preferred stock, no par value; 4,999,950
     and 5,000,000 shares authorized; 483,251 issued
    (of which 172,923 are held in treasury)                           376,593           376,593
   Series A convertible preferred stock, $10,000 per
     share stated value; 50 shares authorized;
     40 issued and outstanding                                        346,400                 -
   Common stock, no par value; 100,000,000 shares
     authorized; 81,180,648 and 62,334,029 issued
     and outstanding                                               14,552,635        14,001,535
   Accumulated deficit                                            (18,565,318)      (17,650,424)
   Treasury stock                                                 (    48,803)      (    48,803)
                                                                -------------     -------------
     TOTAL STOCKHOLDERS' DEFICIENCY                               ( 3,338,493)      ( 3,321,099)
                                                                -------------     -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                                             $   2,147,962     $   2,124,506
                                                                =============     =============

The accompanying notes are an integral part of these consolidated financial statements.


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            For the Year Ended
                                                     --------------------------------
                                                                 March 31,
                                                         2001               2000
                                                     ------------        ------------
SALES - net                                          $  3,181,079        $  3,828,261

COST OF GOODS SOLD                                      1,796,722           3,348,102
                                                     ------------        ------------

GROSS PROFIT                                            1,384,357             480,159

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            1,939,089           4,055,809
                                                     ------------        ------------

LOSS FROM OPERATIONS                                     (554,732)        ( 3,575,650)
                                                     ------------        ------------

OTHER INCOME (EXPENSE)
   Interest expense                                      (455,478)        (   418,524)
   Other income (expense)                                  80,316              61,091
   Income (loss) from equity investment                    15,000         (     4,275)
                                                     ------------        ------------
     Total other income (expense)                        (360,162)        (   361,708)
                                                     ------------        ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                   (914,894)        ( 3,937,358)

PROVISION FOR INCOME TAXES                                      -                   -
                                                     ------------        ------------

NET LOSS                                             $   (914,894)       $( 3,937,358)
                                                     ============        ============
LOSS PER SHARE
   Basic                                             $   (   0.01)       $  (    0.07)
                                                     ============        ============
   Diluted                                           $   (   0.01)       $  (    0.07)
                                                     ============        ============


The accompanying notes are an integral part of these consolidated financial statements.


                                          DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                              FOR THE YEARS ENDED MARCH 31, 2001 AND 2000



                                                     Convertible            Series A Convertible
                                                   Preferred Stock            Preferred Stock               Common Stock
                                                 ----------------------     --------------------      -------------------------
                                                  Shares       Amount        Shares     Amount           Shares        Amount
                                                 --------    ----------     -------   ---------       ----------    -----------
Balance at March 31, 1999                         483,251    $  376,593           -   $      -        50,619,029    $ 11,935,760
   Exercise of common stock options:
     Cash                                               -            -            -          -         4,000,000         200,000
     Settlement of debt and interest                    -            -            -          -         7,225,000         376,875
     Settlement of accounts payable                     -            -            -          -           490,000          24,500
   Options issued for consulting services               -            -            -          -                 -         660,000
   Options issued for officers compensation             -            -            -          -                 -         620,000
   Interest for convertible debentures                  -            -            -          -                 -         184,400
   Net loss                                             -            -            -          -                 -               -
                                                 --------    ----------     -------   ---------       ----------    -----------

Balance at March 31, 2000                         483,251       376,593           -          -        62,334,029      14,001,535

   Exercise of common stock options:
     Cash                                               -            -            -          -         6,157,143         215,500
     Settlement of debt and interest                    -            -            -          -           285,714          10,000
     Settlement of accounts payable                     -            -            -          -           857,123          30,000
   Options issued for consulting services               -            -            -          -                 -         209,000
   Options issued for officers compensation             -            -            -          -                 -
   Interest for convertible debentures                  -            -            -          -                 -
   Issuance of Series A convertible
    preferred stock                                     -            -           50     500,000                 -              -
   Offering costs                                       -            -            -     (67,000)                -              -
   Conversion of Series A convertible
    preferred stock to common stock                     -            -          (10)    (86,600)      11,546,619          86,600
   Net loss                                             -            -            -          -                 -              -
                                                 ---------   ----------      -------  ---------       ----------    ------------
 Balance at March 31, 2001                         483,251   $  376,593          40   $ 346,400       81,180,628    $ 14,552,635
                                                 =========   ===========     =======  =========       ==========    ============

(Table continued on following page)

                                      F-6a

(Table continued from previous page)


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                                      Total
                                                   Accumulated    Treasury       Stockholders'
                                                     Deficit       Stock          Deficiency
                                                   ------------   ------------   -------------
Balance at March 31, 1999                          $(13,713,066)  $(    48,803)  $( 1,449,516)
   Exercise of common stock options:
     Cash                                                     -              -        200,000
     Settlement of debt and interest                          -              -        376,875
     Settlement of accounts payable                           -              -         24,500
   Options issued for consulting services                     -              -        660,000
   Options issued for officers compensation                   -              -        620,000
   Interest for convertible debentures                        -              -        184,400
   Net loss                                         ( 3,937,358)              -   ( 3,937,358)
                                                   ------------   ------------   -------------

Balance at March 31, 2000                           (17,650,424)   (    48,803)   ( 3,321,099)

   Exercise of common stock options:
     Cash                                                     -              -        215,500
     Settlement of debt and interest                          -              -         10,000
     Settlement of accounts payable                           -              -         30,000
   Options issued for consulting services                     -              -        209,000
   Options issued for officers compensation                  -              -
   Interest for convertible debentures                       -              -
   Issuance of Series A convertible
    preferred stock                                           -              -        500,000
   Offering costs                                             -              -        (67,000)
   Conversion of Series A convertible
    preferred stock to common stock                           -              -              -
   Net loss                                         (   914,894)             -    (   914,894)
                                                   ------------   ------------   ------------
 Balance at March 31, 2001                         $(18,565,318)  $  (  48,803)  $( 3,338,493)
                                                   ============   ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                                      F-6b

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Year Ended
                                                                     March 31,
                                                          ---------------------------------
                                                               2001               2000
                                                          -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $    (914,894)      $ ( 3,937,358)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       Depreciation and amortization                            240,264             279,038
       Provision for doubtful accounts                            6,792         (    51,205)
       Inventory reserve                                              -             176,386
       Issuance of note payable for settlement                        -              72,000
       Issuance of equity instruments as compensation
         and other fees                                         239,000           1,464,400
       (Income) loss from equity investment                    ( 15,450)        (    42,500)
       Changes in assets and liabilities
       (Increase) decrease
        Due from related party                                 (101,366)                  -
        Accounts receivable                                       1,384             189,240
        Inventory                                                 5,927             977,527
        Prepaid expenses and other current assets                70,742         (    30,096)
        Other assets                                              2,725             230,020
       Increase (decrease)
        Due to factor                                          ( 51,158)                  -
        Accounts payable and accrued expenses                   303,381             244,141
        Accrued interest                                              -              29,997
        Other                                                    10,057                   -
                                                          -------------       -------------
NET CASH USED IN OPERATING ACTIVITIES                          (202,596)        (   398,410)
                                                          -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                          ( 85,707)        (    18,506)
   Purchase of film masters and artwork                        (118,867)        (    66,420)
                                                          -------------       -------------
NET CASH USED IN INVESTING ACTIVITIES                          (204,574)        (    84,926)
                                                          -------------       -------------

(table continued on following page)

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                For the Year Ended
                                                                     March 31,
                                                          ---------------------------------
                                                               2001               2000
                                                          -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                        205,253          (   85,475)
   Issuance of stock for settlement of debt and interest         10,000                   -
   Net repayments of financing agreement                       (226,863)         (  267,796)
   Proceeds from notes payable                                        -             194,146
   Payments of notes payable                                   (147,058)         (  350,270)
   Proceeds from notes payable (related party)                        -             784,341
   Payments of notes payable (related party)                   ( 15,608)                  -
   Proceeds from convertible debentures                               -              50,000
   Payment of convertible debentures                           (  8,100)         (   16,370)
   Payments on capital leases                                  ( 29,054)         (   25,240)
   Proceeds from the exercise of options                              -             200,000
   Proceeds from issuance of common stock                       302,100                   -
   Proceeds from issuance of Series A Preferred Stock           346,400                   -
                                                          -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       437,070             483,336
                                                          -------------       -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        29,900                   -

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                         -                   -
                                                          -------------       -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                   $      29,900       $           -
                                                          =============       =============

SUPPLEMENTAL INFORMATION

  CASH PAID FOR:
     Interest                                             $     148,500       $     237,000
                                                          =============       =============
     Income taxes                                         $           -       $           -
                                                          =============       =============
Non-Cash Investing and Financing Activities:
  Conversion of preferred stock to common stock           $      86,600       $           -
  Stock issued for settlement of debt and interest        $      10,000       $     376,875
  Interest for convertible debentures                                 -             184,400
  Stock issued for settlement of accounts payable         $      30,000       $      24,500


The accompanying notes are an integral part of these consolidated financial statements.

                DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended March 31, 2001, the Company issued the following equity and security instruments:

    Granted options to consultants to purchase 7,300,000 shares of its common stock, in connection with consulting agreements and officer compensation. The Company has recognized consulting expense of $209,000.

    Issued 285,714 shares of its common stock for the conversion of debt.

    Converted $30,000 of accounts payable to related parties into 857,123 shares of its common stock.

    Converted 10 shares of its Series A convertible preferred stock into 11,546,619 shares of its common stock.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The accompanying consolidated financial statements include the accounts of Diamond Entertainment Corporation (the "Company"), organized under the laws of the State of New Jersey on April 3, 1986 and its wholly owned subsidiaries:

          1) Jewel Products International, Inc. ("JPI") incorporated under the laws of the state of California on November 25, 1991;

          2) Grand Duplication ("Grand"), incorporated under the laws of the state of of California on August 13, 1996; and

          3) Galaxy Net ("Galaxy"), incorporated under the laws of the state of Delaware on July 15, 1998.

          All intercompany transactions and balances have been eliminated in consolidation.

          Nature of Business
          ------------------
          The Company is in the business of distributing and selling videocassettes, general merchandise, patented toys, furniture, and Cine-Chrome gift cards, through normal distribution channels throughout the United States and through a web site. As of March 31, 2001 and 2000, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources. These product lines have been reflected as two reportable segments, video products and general merchandise, described as follows:

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

               GENERAL MERCHANDISE
               The Company, through its wholly owned subsidiary, JPI, purchases and distributes toy products to mass merchandisers in the U.S., which commenced in fiscal 1999. The Company offers the toy products for limited sales periods and as demand for products change, the Company switches to newer and more popular products.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

          Reclassification
          ----------------
          As of March 31, 2001, certain prior year amounts have been reclassified to conform with current presentation.

          Revenue Recognition
          -------------------
          The Company records sales when products are shipped to customers and are shown net of estimated returns and allowances.

          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Concentrations of Credit Risk
          -----------------------------
          Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of March 31, 2001 and 2000, with financial institutions subject to a credit risk beyond the insured amount.

          Inventory
          ---------
          Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. Inventory consists primarily of videocassettes, general merchandise, patented toys, furniture, and Cine-Chrome gift cards.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Property and Equipment
          ----------------------
          Property and equipment is presented at historical cost less accumulated depreciation. Depreciation is computed utilizing the straight-line method for all furniture, fixtures, and equipment over a five-year period, which represents the estimated useful lives of the respective assets. Leasehold improvements are being amortized over the lesser of their estimated useful lives or the term of the lease.

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

          Bank Overdraft
          --------------
          The Company maintains overdraft positions at certain banks. Such overdraft positions are included in current liabilities.

          Offering Costs
          --------------
          Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of Series A convertible preferred stock in the periods in which they occur.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Advertising Costs
          -----------------
          Advertising costs are expensed as incurred. Advertising costs were approximately $20,891 and $44,500 for the years ended March 31, 2001, and 2000, respectively.

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

          Income Taxes
          ------------
          Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Net Loss Per Share
          ------------------
          SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As of March 31, 2001 and 2000, the weighted average common shares outstanding would have been increased 12,500,000 and 19,004,000 shares if the issued and exercisable stock options would have been dilutive.

          The shares used in the computation of loss per share were as follows:


                                                            March 31,
                                          -----------------------------
                                             2001                 2000
                                           ----------          ----------
              Basic                        69,359,016          59,375,234
                                           ==========          ==========
              Diluted                      69,359,016          59,375,234
                                           ==========          ==========

          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components in the financial statements. As of March 31, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

          Recent Accounting Pronouncements
          --------------------------------
          SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company adopted SFAS No. 131 during 1999.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements (continued)
          --------------------------------------------

          SFAS No. 132, "Employers' Disclosures about Pension and Other Post Employment Benefits," was issued in February 1998 and specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect the Company as of March 31, 2001 and 2000.

          In June 1998 and June 1999, the Financial Accounting Standards Board
          (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provided additional guidance for the application of SFAS NO. 133 for certain transactions. Although, the Company has adopted the statement in January 2001, SFAS No. 133 does not apply to its current operations and management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

          In December 1999, the Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 provides additional guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed this bulletin and believes that its current recognition policy is consistent with the guidance of SAB No. 101.


NOTE 2 - GOING CONCERN

          As reflected in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 2 - GOING CONCERN (Continued)

          Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

          To mitigate the effects of the uncertainties, the Company has implemented a plan to increase its overall market share of its core business and to expand into the contract replication, duplication and packaging business. The Company expects to reach positive cash flow at the end of its second fiscal quarter has implemented the following goals and strategies to achieve its plan:

          Retailers and Mass Merchandisers

          - Attain leadership in the market segment of high quality budget priced distribution of videocassettes and DVD titles.

          - Avoid direct competition with larger competitors who sell in the same product categories as the Company, by offering higher quality budgeted price products.

          -    Attain leadership in pricing and packaging innovations.

          -    Maintain efficiency in quick turnaround of product shipments.

          - Continue to build the reputation as a leader in the high quality budget priced arena to have other potential second and third tier customers emulate the purchasing habits of our national chain stores and mass merchandisers.

          - Continue to acquire new videocassette and DVD titles for distribution

          Internet e-Commerce

          -    Maintain and improve our service through fast turnaround.

          -    Keep our pricing competitive.

          -    Maintain and improve customer service procedures.

          - Complete thorough search for the most effective marketing and promotional tools and methods for our web-site.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 2 - GOING CONCERN (Continued)

          - Continuously maintain and update our web-site to keep up with current products.

          -    Continue to seek viable new products to be added to the web-site.

          Contract Replication and Contract Packaging Service

          - Establish a reputation of being most efficient and speedy provider of DVD high quality replication and packaging services and becoming a leader in this market segment, by selling to large corporate accounts.

          - Capitalize on the experience and know-how of our alliance company, to deliver the highest quality replication service available on a consistent basis.

          - Use our association with our alliance company to penetrate this market segment by broadcasting to our potential contract customers the unique capabilities, experience and consistency of production capabilities provided.

          The Company believes it has adequate cash resources to sustain its operations through the second quarter of fiscal 2002, when it expects to generate a positive cash flow. The Company is continuing to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes and to convert debt to equity. The principal objective of the Company is to implement the above items in fiscal 2002, which will lead to a profitable operation if the items are successfully implemented, and subject to market and other conditions. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 3 - ACCOUNTS RECEIVABLE

          Accounts receivable as of March 31, 2001 and 2000, net of allowance for doubtful accounts were approximately $413,020 and $421,196, respectively. Substantially all of the accounts receivable as of March 31, 2001 and 2000 have been factored and pledged as collateral under a factoring agreement (see Note 8).

          The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt is established for any receivables whose collection is in doubt or for returns and a reserve is also established for an estimate of the remaining accounts.

          As of March 31, 2001 and 2000, the Company had an allowance for doubtful accounts of $144,542 and $137,750, respectively.

NOTE 4 - INVENTORY

          Inventory consisted of the following as of:

                                                                 March 31,
                                                       2001               2000
                                                  -------------     -----------
             Raw materials                        $     944,215     $   525,209
             Finished goods                             844,895       1,246,055
                                                  -------------     -----------
                                                      1,789,110       1,771,264
             Less: valuation allowance                 (700,159)       (676,386)
                                                  -------------     -----------
             Inventory, net                       $   1,088,951     $ 1,094,878
                                                  =============     ===========

          Allowance
          ---------
          An allowance has been established for inventory of $700,159 and $676,386 as of March 31, 2001 and 2000. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

               (a) restricted to specified distribution territories as a result of legal settlements; and

               (b)  inventory, which has passed its peak selling season.

NOTE 5 - DUE FROM RELATED PARTIES

          As of March 31, 2001, the Company advanced $101,366 to an officer of the Company. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. The loan is due in December 2002.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 6 -      PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following as of:

                                                             March 31,
                                                 -----------------------------
                                                     2001              2000
                                                 ------------      -----------
           Furniture and equipment               $  1,165,610      $ 1,079,941
           Automobile                                  24,487           24,487
           Leasehold improvements                      40,175           40,174
                                                 ------------      -----------
                                                    1,230,272        1,144,602
           Less:  accumulated depreciation
             and amortization                      (1,030,785)      (  878,032)
                                                 ------------      -----------
           Furniture and equipment, net          $    199,487      $   266,570
                                                 ============      ===========

          Depreciation expense for the years ended March 31, 2001 and 2000 was approximately $153,000 and $89,000, respectively.

NOTE 7 - INVESTMENT IN EQUITY SUBSIDIARY

          During 1989, the Company paid $50,000 for 50% of the issued and outstanding common stock of American Top Real Estate ("ATRE"). Since the Company does not have greater than a 50% investment or exercise control in the day to day operations, this investment is accounted for using the equity method. The operations of ATRE are not considered to be significant to the Company's operations; therefore the Company has not included a summary of ATRE's assets and liabilities.

          For the years ended March 31, 2001 and 2000, investment income (loss) from ATRE was $15,500 and $(4,275).

          As of March 31, 2001 and 2000, the investment in ATRE totaled $60,725 and $45,725, respectively.

NOTE 8 - DUE TO FACTOR/FINANCING AGREEMENT PAYABLE

          On August 30, 1996, the Company entered into a financing agreement with a financial institution for a maximum borrowing of up to $2,500,000. The agreement called for a factoring of the Company's accounts receivable, and an asset-based note related to the Company's inventories. Subsequently, on October 29, 1999, the financial institution sold its financing agreement covering the factoring of the Company's accounts receivable to a factoring institution located in Dallas, Texas. The original financial institution retained the asset-based note related to the Company's inventories. Substantially all assets of the Company have been pledged as collateral for the borrowings.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 8 - DUE TO FACTOR/FINANCING AGREEMENT PAYABLE (Continued)

          The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. The asset-based portion of the borrowings is determined by the lesser of i) $800,000, ii) 25% of the client's finished toy inventory or iii) 55% of the clients finished videotape inventory. The cost of funds for the inventory portion of the borrowings is at 1.4% per month on the average loan balance each month. The agreement stipulated an $8,000 per week payment against the asset-based note payable, which was modified on June 5, 2000, to $4,000 per week. The term of asset-based note was extended to November 15, 2001. The Company paid interest of approximately $117,000 and $110,000 for the years ended March 31, 2001 and 2000, respectively. The financing agreement and factor advances were as follows:

                                                          March 31,
                                              -----------------------------
                                                   2001             2000
                                              -------------     -----------
          Due to factor payable               $     319,303     $   370,461
          Financing agreement payable -
            inventory                               311,807         538,670
                                             --------------    ------------
                                              $     631,110     $   909,131
                                              =============     ===========

NOTE 9 - NOTES PAYABLE

          Notes payable represents the following as of:
                                                           March 31,
                                              -----------------------------
                                                   2001             2000
                                              -------------     -----------
          a) Mount Vernon Properties          $         -       $    72,000
          b) Waring Investments                       4,585          27,500
          c) Automobile                               5,905          12,214
          d) Other                                   32,086          77,920
                                               -------------     -----------
                                                     42,576         189,634
          Less current                              (42,576)       (125,762)
                                              -------------     -----------
          Long term                           $           -     $    63,872
                                              =============     ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 9 - NOTES PAYABLE (Continued)

          a) Mount Vernon Properties
          --------------------------
          During March 2000, the Company entered into a legal settlement with its prior landlords for unpaid rent. The Company agreed to a note payable for $72,000 bearing interest at the rate of 10% interest per annum payable in twelve monthly installments of principal and interest of $6,600. As of March 31, 2001 and 2000, the balance was $-0- and $72,000, respectively.

          b) Waring Investments
          ---------------------
          Note payable bearing interest at the rate of 16% per annum with twelve monthly installments of principal of $2,292. This note is guaranteed by the President of the Company and is subordinated to the financing agreement payable. Since, the Company did not pay-off the note on the scheduled maturity date, the lender has extended the maturity date and assessed an additional interest charge of 20% per annum as a penalty on the unpaid balance each month. As of March 31, 2001 and 2000, the balance of $4,585 and $27,500 is due and payable May 2001.

          c) Automobile
          -------------
          The Company has a vehicle financing agreement with monthly payments of $562 for principal and interest at 9.75% per annum. The balance as of March 31, 2001 and 2000 was $5,905 and $12,214 respectively.

          d) Other
          --------
          As of March 31, 2001 and 2000, the Company had various payables aggregating $32,085 and $77,920, due on demand.

NOTE 10 - RELATED PARTIES - NOTES AND ADVANCES PAYABLE

          Related parties - notes and advances payable consists of the following as of:
                                                             March 31,
                                                       2001             2000
                                                   ------------     -----------
           a) Convertible note payable - ATRE      $    809,500     $   809,500
           b) Note payable - ATRE                       576,300         478,900
           c) Note payable - Jeffrey Schillen            71,300          90,000
           d) Convertible note payable -
               Jeffrey Schillen                         100,000         100,000
           d) Convertible note payable - James Lu        50,000          50,000
           e) Note payable - James Lu                         -          46,208
           f) Note payable - Golden Gulf                 21,133          69,233
                                                    ------------     -----------
                                                      1,628,233       1,643,841
           Less:  current portion                      (150,000)       (100,000)
                                                   ------------     -----------
           Long term                               $  1,478,233     $ 1,543,841
                                                   ============     ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 10 - RELATED PARTIES - NOTES AND ADVANCES PAYABLE (Continued)

     a)   Convertible Note Payable - ATRE
          -------------------------------
          As of March 31, 1999, the Company had $809,500 due to a related party for payment of trade payables. In October 1999, the outstanding balance was converted into a convertible debenture at 7% per annum due and payable on or before September 30, 2000. At the option of the lender all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. As of March 31, 2001 and 2000, the outstanding balance was $809,500.

     b)   Note Payable - ATRE
          -------------------
          As of March 31, 2001 and 2000, the Company was advanced $576,300 and $478,900, from ATRE (see Note 7), bearing interest at the rate of 14% per annum, and due on demand.

     c)   Note Payable - Jeffrey Schillen
          -------------------------------
          As of March 31, 2001 and 2000, the Company has a $71,300 and $90,000 note payable, due to an officer, bearing interest at the rate of 10% per annum, and due on demand.

     d)   Convertible Debentures - Related Parties
          ----------------------------------------
          During March and June 1999, the Company entered into two convertible debentures for $50,000 and $100,000, respectively. The debentures bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender's at a conversion rate of $0.05 per share. As of March 31, 2001 and 2000, neither of the debentures were converted. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest. The additional amount of financing costs for the year ended March 31, 2000 was calculated to be $184,400, of which each amount was expensed.

     e)   Note Payable - James Lu
          -----------------------
          As of March 31, 2001 and 2000, the Company has a $-0- and $46,208 note payable, due to an officer, bearing interest at the rate of 0%, and due on demand.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 10 - RELATED PARTIES - NOTES AND ADVANCES PAYABLE (Continued)

    f)   Note Payable - Golden Gulf
          --------------------------
          As of March 31, 2001 and 2000, the Company has a $21,133 and $69,233 note payable, due to Golden Gulf Capital Group, bearing interest at the rate of 0%, and due on demand.

NOTE 11 - CONVERTIBLE DEBENTURES

          Convertible debentures consisted of the following as of:

                                                           March 31,
                                                ----------------------------
                                                    2001              2000
                                                -----------       ----------
          a)  Balmore Funds                     $   100,000       $  100,000
          b)  GJ Products Corporation             1,042,675        1,050,775
                                                -----------       ----------
                                                  1,142,675        1,150,775
          Less:  Current                         (1,142,675)        (100,000)
                                                -----------       ----------
          Long Term                             $         -       $1,050,775
                                                ===========       ==========

     a) During February and March 1999, the Company entered into convertible debentures for $175,000 and $100,000, respectively. The debentures bear interest at 10% with principal and interest due on the first anniversary of the date of issuance. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share. As of March 2000, one investor converted the $175,000 note into 3,500,000 shares of the Company's common stock. As of March 31, 2001 and 2000, the outstanding balance of convertible debentures was $100,000, for which the lender extended the due date to March 2001.

     b) As of March 31, 1999, the Company had $1,118,425 due to a related party for payment of trade payables. In October 1999, the Company ceased to have a relationship with the party, so the outstanding balance of $1,050,775 was converted into a convertible debenture. The debenture bears interest at 10% with principal and interest due on the first anniversary of the date of issuance. At the option of the holder, all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. As of March 31, 2001 and 2000, the outstanding balance was $1,042,675 and $1,050,775, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 12 - COMMITMENTS AND CONTIGENCIES

          Royalty Commitments
          -------------------
          The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the years ended March 31, 2001 and 2000, royalty expense was $23,607 and $103,841, respectively, pursuant to these agreements.

          Video Agreements
          ----------------
          The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

          Employment Agreements
          ---------------------
          In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The officers at current market prices in installment payments with a five-year promissory note with interest can purchase the common stock at 6% per annum. As of March 31, 2001 and 2000, the officers did not purchase these shares.

          Lease Commitments
          -----------------
          The Company leases office and storage facilities under operating leases, which expire in 2003. Also, the Company leases equipment under capital leases, which expire through 2002.

              DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 12 - COMMITMENTS AND CONTIGENCIES, continued

          Lease Commitments, continued
          ---------------------------
          The Company's future minimum annual aggregate rental payments for capital and operating leases that have initial or remaining term in excess of one year are as follows:

                                                       Capital      Operating
                                                       Leases        Leases
                                                     ----------    ----------
            Year Ending March 31,:
            2002                                     $  18,900     $  126,000
            2003                                             -        105,000
                                                     ---------     ----------
            Total minimum lease payments                18,900     $  231,000
                                                                    =========
            Less: amount representing interest         ( 1,300)
                                                     ---------
            Present value of minimum lease payments     17,600
            Less:  current portion                     (17,600)
                                                     ----------
            Long-term portion                        $       -
                                                     =========


          Rent expense for the years ended March 31, 2001 and 2000 was approximately $142,000 and $154,000, respectively.

          The following is a summary of property held under the capital leases as of March 31, 2001:

            Furniture and equipment                               $    87,081
            Less: accumulated depreciation                            (45,500)
                                                                  ------------
              Total                                               $    41,581
                                                                  ===========

          Litigation
          ----------
          The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation has been resolved without material adverse impact on the Company.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 13 - STOCKHOLDERS' EQUITY

          Common Stock
          ------------
          During the year ended March 31, 2001, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 600,000,000 shares.

          During the year ended March 31, 2001, the Company had the following significant issuances of its common stock:

          As of March 31, 2001, 11,546,619 shares of common stock were issued for the conversion of Series A convertible preferred stock (see Series A Convertible Preferred Stock).

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

          On June 1, 2000, the Company entered into three consulting agreements that will terminate on May 31, 2001, whereby the consultants will provide consulting service for the Company, concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 7,300,000 shares of the Company's common stock exercisable at $.035 per share in exchange for services to be rendered and the options shall expire on May 31, 2001.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          Common Stock (continued
          -----------------------
          During June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares of common stock upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of an obligation totaling $10,000 in principal and interest, owed to the same consultant.

          Convertible Preferred Stock
          ---------------------------
          As of March 31, 2000, the Company had authorized 5,000,000 shares of no par value, convertible preferred stock. The preferred stock has:

          i) voting rights upon all matters upon which common stockholders have at a 1.95 vote for each share of preferred stock,

          ii) conversion rights at 1.95 shares of common stock for each share of preferred,

          iii) no rights of redemption and

          iv) no dividend preferences, but entitled to a preference of $0.01 per share in the event of liquidation.

          As of March 31, 2001, the Company had authorized 4,999,950 shares as discussed below.

          Series A Convertible Preferred Stock
          ------------------------------------
          On May 11, 2000, the Company amended its articles of incorporation to authorize the issuance 50 shares of no par value, Series A Convertible Preferred Stock with a stated value of $10,000 per share. This new issuance was created out of the 5,000,000 shares of authorized, no par value, preferred stock.

          On May 11, 2000, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with eight investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 50 shares of Series A Convertible Preferred Stock for total consideration of $500,000, or $10,000 per share.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          Series A Convertible Preferred Stock (continued)
          ------------------------------------------------
          Commencing August 9, 2000, the Series A Preferred Stock is convertible, at the investor's option, into shares of the Company's Common Stock and automatically converts into Common Stock on April 12, 2002. The conversion price of the Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock. In no event can the Series A Preferred Stock be converted into more than 11,575,000 shares of Common Stock.

          Additional features of the Series A Preferred Stock include, among other things:

          i) a redemption feature at the option of the Company commencing September 8, 2000, of shares of Series A Preferred Stock having a stated value of up to $100,000;

          ii) a mandatory redemption feature upon the occurrence of certain events such as a merger, reorganization, restructuring, consolidation or similar event, and a liquidation preference over the Common Stock in the event of a liquidation, winding up or dissolution of the Company; and

          iii) the Series A Preferred Stock does not provide any voting rights, except as may be required by law.

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

          As of March 31, 2001, 10 shares of Series A Convertible Preferred Stock with a stated value of $10,000 per share were converted into 11,546,619 shares of common stock at a price per share equaling 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion prices ranged from $0.00832 to $0.00920.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          Warrants
          --------
          The May Davis Group, Inc. ("May Davis"), acted as placement agent for the offering. May Davis received a placement fee of $40,000 and the Company issued warrants to purchase 1,500,000 shares of Common Stock to May Davis and certain designees of May Davis and warrants to purchase 25,000 shares of Common Stock to Butler Gonzalez, LLP, counsel to May Davis. Such warrants are exercisable at a price of $.07 per share.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 14 - COMMON STOCK OPTIONS (Continued)

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          2000 Stock Compensation Plan
          ----------------------------
          On June 9, 2000, the Board of Directors of the Company approved the Company's 2000 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment Corporation with shares of Common Stock of the Company. The plan authorizes the Board of Directors of the Company to sell or award up to 13,000,000 shares and/or options of the Company's Common Stock, no par value. For the fiscal year ended March 31, 2001, the Company had the following Common Stock option transactions under this Plan:

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

          The per unit weighted-average fair value of unit options granted on June 1, 2000 was $0.029 at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 5.86; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company's common stock of 178%; and a weighted average expected life of the option was 2 months. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of an obligation of $10,000 in principal and interest owed to the same consultant. The options had an aggregate fair value at the date of grant of approximately $209,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          2000 Stock Compensation Plan, continued
          ---------------------------------------
          On July 24, 2000, the Company engaged a consulting firm for a period of one year to provide advice to undertake for and consult with the company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and conditions. The consulting firm was granted options to purchase 600,000 shares of the Company's Common Stock with an exercise price at $0.05 per share and the options shall expire on July 24, 2003. These options were not exercised as of March 31, 2001, and the Company believes the firm has not performed under the agreement.

          The  following   summarizes   the  common  stock  options  issued  for
          consulting services for the years ended March 31, 2001 and 2000:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                            Employees    Consultants    Price
                                           ----------    -----------  ---------
     Options outstanding, March 31, 1999    7,000,000     3,454,000   $   0.10
     Granted                                4,500,000     9,965,000   $   0.06
     Exercised                                      -    (8,215,000)  $   0.05
     Expired/cancelled                              -    (1,000,000)  $   0.25
                                           ----------    -----------

     Options outstanding, March 31, 2000   11,500,000     4,204,000   $   0.10
     Granted                                        -     7,900,000   $   0.35
     Exercised                                      -    (7,300,000)  $   0.35
     Expired/cancelled                              -             -          -
                                           ----------    -----------
     Options outstanding, March 31, 2001   11,500,000     4,804,000   $   0.35
                                           ==========    ===========

          The Company applies SFAS No. 123, and related interpretations, for stock options issued to consultants in accounting for its stock options. Compensation expense has been recognized for the Company's stock-based compensation for consulting services in the amount of $209,000 and $1,280,000 for the years ended March 31, 2001 and 2000, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          1988 STOCK OPTION PLAN
          ----------------------
          On October 12, 1988, the Company's directors and stockholders approved the Company's 1988 Stock Option Plan (the "Option Plan") authorizing the granting of incentive options and non-qualified options. The incentive options are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. Pursuant to the Option Plan, options to purchase up to 10,000 shares of common stock may be granted to officers, directors and key employees of the Company. The Stock Option Committee, consisting of Messrs. Lu and Schillen, is responsible for determining the individuals who will be granted options, the number of shares to be subject to each option, the option price per share, and the exercise period of each option. The option price will not be less than the fair market value of the Company's common stock on the date the option is granted. Options may be exercised by payment of cash. No option will have a term in excess of ten years.

          The following summarizes the Company's stock option transactions under the stock option plan:

                                                                        Weighted
                                                                         Average
                                                       Stock Options    Exercise
                                                        Outstanding       Price
                                                       -------------    --------
            Options Outstanding, March 31, 1999           550,000       $  0.10
            Granted                                       300,000       $  0.10
            Expired                                     ( 550,000)      $  0.10
                                                       ----------       -------
            Options, Exercisable and Outstanding,
               March 31, 2000                             300,000       $  0.10
            Granted                                             -             -
            Expired                                             -             -
                                                       ----------       -------
            Options, Exercisable and Outstanding,
               March 31, 2001                             300,000       $  0.10
                                                       ==========       =======

          The weighted average remaining contract lives of stock options outstanding are 1.42 years.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          The Company has adopted only the disclosure provisions of SFAS No. 123 for stock options issued to employees for services rendered. It applies APB 25 and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for stock and options issued under compensatory plans and to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards vested under the plan consistent with the methodology prescribed by SFAS 123, the Company's net loss would be increased by $0 and $279,504 for the years ended March 31, 2001 and 2000, respectively, to the pro forma amounts indicated below.

                                                   2001                2000
                                               -----------         -----------
                  Net Loss:
                    As Reported                $ (914,894)         $(3,937,358)
                                               ===========         ===========
                    Pro forma                  $ (914,894)         $(4,216,862)
                                               ===========         ===========

          The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for years ended March 31, 2000: weighted-average risk-free interest rates of 5.5%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 178%; and a weighted average expected life of the option of 2.5 years.


NOTE 15 - MAJOR CUSTOMERS

          For the year ended March 31, 2000, the Company had net sales to two customers that accounted for approximately 17.1% and 10.8%, respectively.

          For the year ended March 31, 2001, the Company had net sales to 2 customers that amounted to approximately 28.3% and 17.1%, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 16 - INCOME TAXES

                                                      For The Years Ended
                                                            March  31,
                                               --------------------------------
                                                    2001                2000
                                               -------------     --------------
           Current Tax Expense
              U.S. federal                     $          -      $           -
              State and local                             -                  -
                                              --------------     --------------
           Total Current                                  -                  -
                                              --------------     --------------

           Deferred Tax Expense
              U.S. federal                                -                  -
              State and local                             -                  -
                                              --------------     --------------
           Total deferred                                 -                  -
                                              ---------------    --------------
           Total tax provision from
            continuing operations             $           -       $           -
                                              ==============      =============

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended March 31, 2001 and 2000:

           Federal income tax rate                                  (     34.0)%
           Effect of valuation allowance                                  34.0%
                                                                     -----------
           Effective income tax rate                                       0.0%
                                                                    ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 16 - INCOME TAXES (Continued)

          At March 31, 2001 and 2000, the Company had net carryforward losses of approximately $18,565,318 and $17,650,424, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period. The net change in the valuation allowance for the years ended March 31, 2001 and 2000, increased by approximately $311,000 and $491,000, respectively.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            March  31,
                                                  -----------------------------
                                                     2001              2000
                                                  -----------       -----------
              Deferred Tax Assets
                 Loss carryforwards               $ 6,312,000       $ 6,001,000
                 Less:  valuation allowance        (6,312,000)       (6,001,000
                                                  -----------       -----------
              Net Deferred Tax Assets             $         -       $         -
                                                  ===========       ===========

          Net operating loss carryforwards expire starting in 2007 through 2018. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 17 - SEGMENT INFORMATION

          The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During 2001 and 2000, the Company operated in two principal industries;

          a)   Video programs and other licensed products
          b)   General merchandise

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 17 - SEGMENT INFORMATION (Continued)

                                                        Year Ended March 31,
                                                 ------------------------------
                                                      2001             2000
                                                 -----------        -----------
Revenues:
   Video programs and other licensed products    $ 3,174,029        $ 3,605,343
   Merchandise                                         7,050            222,918
                                                 -----------        -----------
                                                 $ 3,181,079        $ 3,828,261
                                                 ===========        ===========
 Loss before taxes:
   Video programs and other licensed products    $  (664,204)       $(3,414,811)
   Merchandise                                      (250,690)        (  522,547)
                                                 -----------        -----------
                                                 $  (914,894)       $(3,937,358)
                                                 ===========        ===========

   Depreciation and amortization:
   Video programs and other licensed products    $   168,205        $    242,976
   Merchandise                                        72,059              36,062
                                                 -----------        -----------
                                                 $   240,264        $    279,038
                                                 ===========        ===========
 Segment assets:
   Video programs and other licensed products    $ 1,103,356        $ 1,813,567
   Merchandise                                     1,044,606            310,939
                                                 -----------        -----------
                                                 $ 2,147,962        $ 2,124,506
                                                 ===========        ===========
 Expenditure for segment assets:
   Video programs and other licensed products    $   204,574        $    84,926
   Merchandise                                             -                  -
                                                 -----------        -----------
                                                 $   204,574        $    84,926
                                                 ===========        ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 18 - SUBSEQUENT EVENTS

          In January 2001, the Company borrowed $80,000 as a short term loan from one of its suppliers and the loan was retired in April 2001, when the Company made its final weekly installment payment of $10,000. On June 6, 2001, the Company received a new loan in the amount of $80,000 from the same supplier. This loan bears no interest and is payable in sixteen (16) weekly installments beginning on August 1, 2001. James Lu, the President of the Company, has personally guaranteed the loan.

          On June 4, 2001 and June 26, 2001 the Company borrowed $25,000 and $15,000, respectively, from a consulting firm and issued a promissory note which is payable on or before August 5, 2001 and August 25, 2001, respectively. The note bears interest at 2-1/2% per month and a loan fee of 5% of the principal amount. The notes are personally guaranteed by James Lu.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Company's directors and officers are as follows:

Name                           Age     Title
----                           ---     -----
James K.T. Lu.............     54      Chairman of the Board, President, Chief
                                       Executive Officer, Secretary and Director

Jeffrey I. Schillen.......     55      Executive Vice President, Sales and
                                       Marketing and Director

Murray T. Scott...........     79      Director


Fred U. Odaka.............     64      Chief Financial Officer


Background of Executive Officers and Directors

         Set forth below is a description of the backgrounds of the executive officers and directors of the Company.

         James K.T. Lu (Class 2 Director). Mr. Lu has been a director of the Company since February 1989. Mr. Lu was elected as Chairman of the Board, Chief Executive Officer and Secretary of the Company as of March 1, 1990. In July 1991, Mr. Lu was appointed to the additional position of President. In order to involve other executives in the management of the Company, Mr. Lu resigned as President and Chief Executive Officer in September 1991. Mr. Lu was President and Chief Executive Officer of the California Subsidiary from 1985 to 1990. In May 1995, Mr. Lu was re-appointed as President of the Company. Mr. Lu received his B.S.I.E. degree from Chung Yuen University Taiwan in 1969, his M.S.I.E. degree from the Illinois Institute of Technology in 1972 and a Master of

Business Administration (MBA) from California State University in 1981. Mr. Lu entered into a plea and cooperation agreement with the Office of the United States Attorney for the Eastern District of New York. The agreement involved Mr. Lu pleading guilty to one count of Conspiracy to Launder Money and one count of violation of the Travel Act. The conduct for which Mr. Lu pled guilty had no relationship to the Company's business or his activities as an officer of the Company. It is not anticipated that Mr. Lu will be sentenced for approximately two years during which time the government will evaluate his performance under the agreement to cooperate.

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

         Fred U. Odaka. Mr. Odaka has been Chief Financial Officer since September 2000. From December 1998 to September 2000 Mr. Odaka was a consultant to Diamond Entertainment and was our "acting" Chief Financial Officer. From July 1996 to July of 1998, Mr. Odaka served as chief financial officer for Front Row Collectibles, Inc., a manufacturer and distributor of super event collectibles. From January 1993 to June 1996, Mr. Odaka was a financial consultant and analyst for Kibel, Green Inc., a West Coast business advisory and financial services firm specializing in corporate re-structuring and crisis intervention. From July 1986 to December 1992, Mr. Odaka was a partner and principal of two investment banking firms concentrating in mergers and acquisitions. From November 1984 to June 1986, Mr. Odaka was vice president and chief financial officer for Ibex Computer Corporation, a manufacturer of computer tape drives. Mr. Odaka was a founder of Rexon, Inc., a publicly traded manufacturer of computers and computer peripheral equipment and, from May 1978 to October 1984, held the positions of vice president and chief financial officer and was instrumental in taking the company public. From January 1970 to April of 1978, Mr. Odaka was controller of the computer division of Perkin-Elmer Corporation, a publicly traded company that manufactures life sciences systems and analytical instruments. Mr. Odaka received his Bachelor of Science degree in finance from Fresno State College, Fresno, California.

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

                                   Summary Compensation Table

                                                  Annual Compensation              Long Term Compensation
                                               ------------------------  ------------------------------------------
                                                                           Awards                Payouts
                                                                         ------------ -----------------------------
                                                                         Securities                     All Other
                                                                         Underlying   LTIP Payouts    Compensation
Name and Principal Position          Year      Salary ($)    Bonus ($)   Options (#)       ($)             ($)
--------------------------------     ----      ----------- ------------  ------------ -------------- --------------
James K.T. Lu (1)                    2001        50,000         0             0             0            26,739
  President, Chief Executive         2000        37,500         0             0             0            27,606
  Officer and Secretary              1999       120,000         0             0             0            89,983


Jeffrey I. Schillen (2)              2001        40,000         0             0             0            17,148
  Executive Vice President of        2000        50,000         0             0             0            15,618
  Sales and Marketing                1999       100,000         0             0             0            13,036


(1) Mr. Lu's annual salary is $150,000 during the fiscal year ended March 31, 2001. and he has elected to defer a substantial portion of his salary for this period. During March 2000, Mr. Lu waived all of his deferred salary owed as of March 31, 1999 and as of the date of this report, Mr. Lu continues to defer a substantial portion of his salary.

(2) Mr. Schillen's annual salary is $120,000 during the fiscal year ended March 31, 2001 and he elected to defer a substantial portion of his salary for this period. During March 2000, Mr. Schillen waived all of his deferred salary owed as of March 31, 1999, and as of the date of this report, Mr. Schillen continues to defer until August 2000, a substantial portion of his salary.

Option/SAR Grants in Last Fiscal Year
-------------------------------------
         The following table sets forth certain information with respect to the options granted during the year ended March 31, 2001, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                        Number of    Percent of Total
                        Securities     Options/SARs
                        Underlying      Granted to       Exercise
                       Options/SARs    Employees in      or Base     Expiration
Name                    Granted (#)     Fiscal Year     Price($/Sh)     Date
----                   ------------  ----------------   -----------  ----------
James K.T. Lu                0              --               --          --
Jeffrey I. Schillen          0              --               --          --



Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table sets forth certain information with respect to options exercised during the year ended March 31, 2001 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of fiscal year 2001.

                                                         Number of Securities
                                                        Underlying Unexercised           Value of Unexercised
                                                           Options/SARs               In-the-Money Options/SARs
                             Shares                      At FY-End (#)                     at FY-End ($)
                         Acquired On    Value        ---------------------------   ---------------------------
Name                     Exercise (#) Realized ($)  Exercisable    Unexercisable   Exercisable   Unexercisable
-----------              ------------  -----------  -------------  -------------   -----------   -------------
James K.T. Lu              0              0          9,100,000        0                   0              0
Jeffrey I. Schillen        0              0          2,150,000        0                   0              0


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

         On April 23, 1996 the Board of Directors agreed to reserve 1,000,000 shares of common stock for distribution to Messrs. Lu and Schillen. Such shares can be purchased for $.25 per share, in installment payments with a five year promissory note with interest at 6% per annum. As of March 31, 2001 such officers had not purchased any of such shares.

         In September 1997 as consideration for each of Messrs. Lu and Schillen agreeing to defer up to 90% of their salaries through March 31, 1998, the Company issued 3,000,000 shares of Common Stock and warrants to purchase 3,000,000 shares of Common Stock to Mr. Lu, and issued 750,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock to Mr. Schillen. All of such warrants have an exercise price of $.10 per share. The warrants are fully vested and were exercisable until March 31, 1999. In March of 1999, the Company extended the term of the warrants until August 24, 2002.

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

2000 Stock Compensation Plan

            On June 9, 2000, the Board of Directors of the Company adopted the Company's 2000 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the Company and its subsidiaries for their services rendered in connection with the Company's development through the issuance of shares of Common Stock of the Company. The Company is authorized to sell or award up to 13,000,000 shares and/or options of the Company's Common Stock, no par value. The Plan is administered by the Board of Directors which has the discretion to determine the grantees, the number of shares, the date of each grant, the consideration for the shares and such other terms and conditions as the Board may determine. The Plan terminates on May 31, 2001. In June and July of 2000,options in the aggregate amount of 7,900,000 shares were granted to four consultants. At March 31, 2001, the balance of options remaining under the Plan for future grants totaled 5,100,000 shares.

Director Compensation

         The Board of Directors of the Company do not receive directors' compensation.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of March 31, 2001, with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company; and (iv) all directors and executive officers as a group. Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.

                                                                                         Percentage
                                                                                         of Common
                                                                                        Stock Assuming
                                       Common Stock   Percentage of     Preferred       Conversion of
 Name (1)                                  Owned       Common Stock   Stock Owned (2)  Preferred Stock (3)
 ----                                  ------------   -------------   ---------------  -------------------
 James K.T. Lu (4)                     16,444,960        7.00%         209,287            7.12%
 Diamond Entertainment Corporation
 800 Tucker Lane
 Walnut, CA 91789

 Jeffrey I. Schillen (5)                7,005,750        2.28%          36,282            2.30%
 Diamond Entertainment Corporation
 48 St. Lawrence Way
 Marlboro, NJ 07746

 Murray T. Scott (6)                    1,300,000         .42%          75,796             .47%
 Diamond Entertainment Corporation
 800 Tucker Lane
 Walnut, CA 91789

 All directors and officers as a       24,750,710        9.69%         321,365            9.89%
 group (3 persons) (7)

----------------

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Security Exchange Act of 1934, as amended, and is generally determined by voting and/or investment power with respect to securities. Unless otherwise noted, all shares of common stock listed above are owned by each individual named as beneficial owner and such individual has sole voting and disposition power with respect to the shares of common stock owned by each of them. Such person or entity's percentage of ownership is determined by assuming that any options, warrants or convertible securities held by such person or entity which are exercisable or convertible within 60 days from the date hereof have been exercised or converted as the case any be.

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

(7) Represents 10,250,710 shares of Common Stock outstanding and 14,500,000 shares of Common Stock issuable upon exercise of outstanding warrants and options.


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

         On September 1, 1997 each of Messrs. Lu and Schillen were issued shares and granted warrants as consideration for agreeing to defer payment of their salaries. Mr. Lu was issued 3,000,000 shares of Common Stock and granted warrants to purchase an additional 3,000,000 shares of Common Stock at $0.10 per share through March 31, 1999. Mr. Schillen was issued 750,000 shares of Common Stock and granted warrants to purchase an additional 750,000 shares of Common Stock at $0.10 per share through March of 1999. The warrants are fully vested and were exercisable until March 31, 1999. In March of 1999, the Company extended the term of the warrants until August 24, 2002.

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

         In March and June 1999, the Company issued callable convertible notes for $50,000 and $100,000 to James Lu and Jeffrey I. Schillen, respectively. The notes bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lenders at a conversion rate of $0.05 per share. As of March 31, 2001, neither of the notes had been converted.

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

         During the quarter ended December 31, 1999, the Board of Directors of the Company authorized the conversion of approximately $1,880,725 in related parties payables into one year 7% convertible promissory notes of $1,071,225 and $809,500 each. The due dates of both notes were extended to September 30, 2001. The terms of the new convertible notes allow the Company to make partial principal and interest payments from time to time and the holders of the convertible notes have the option to request such payments of the indebtedness evidenced by the notes either in lawful money of the United States or in an equivalent value consisting of the Company's common stock, the number of shares to be determined by dividing the payment amount by the average twenty day bid price for the Company's common stock during the twenty trading days prior to the date of such payment. Also, during the quarter ended December 31, 1999, the related party to which $1,071,225 in related parties payable was owed by the Company, transacted a change in ownership of its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party. At March 31, 2001, the balance of the convertible promissory note to the non-related party was $1,049,775.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         The following is a list of exhibits filed as part of this filing. Where so indicated by footnote, the exhibits have been previously filed and are hereby incorporated by reference.

Exhibit
Number            Description
--------          -----------
3.1    (1)     Certificate of Incorporation, as amended.

3.1.2  (3)     Certificate of Amendment to Certificate of Incorporation of
               Diamond Entertainment Corporation filed with the State of New
               Jersey State Treasurer on May 11, 2000

3.1.3  (3)     Certificate of Amendment to Certificate of Incorporation of
               Diamond Entertainment Corporation filed with the State of New
               Jersey State Treasurer on July 6, 2000.

3.2    (1)     By-laws, as amended.

4.1    (1)     Certificate for shares of Common Stock.

10.1   (2)     10%  Callable  Convertible Note,  dated  March 22, 1999,  in  the principal amount of $50,000 issued to Mr. Lu.

10.2   (2)     10%  Callable  Convertible  Note,  dated  June  3, 1999,  in  the principal amount of $100,000 issued to Mr. Schillen.

10.3   (3)     Securities  Purchase Agreement dated May 11, 2000 between the
               Company and eight investors concerning the issuance and sale of 50 shares of the Company's Series A Convertible Preferred Stock.

10.4   (3)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Anthony E. Rakos  concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.
10.6   (3)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Gerald Holland concerning the issuance and sale of shares the Company's Series A Convertible Preferred Stock

10.7   (3)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Jeffrey Hrutkay, MD concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

Exhibit
Number            Description
--------          -----------
10.8   (3)     Registration  Rights Agreement,  dated May 11, 2000  between  the
               Company and Charles and Jane Adkins concerning the issuance and sale of shares of the Company's Series A Convertible Preferred
               Stock.

10.9   (3)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Gordon D. Mogerley concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.10  (3)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Michelle Levite concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.11  (3)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and Ralph Lowry concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.12  (3)     Registration Rights Agreement, dated May 11, 2000 between the
               Company and John Bolliger concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

10.13  (3)     Consulting Agreement dated June 1, 2000 between  the  Company and
               Peter Benz.

10.14  (3)     Consulting Agreement dated June 1, 2000 between  the  Company and
               S. Michael Rudolph.

10.15  (3)     Consulting Agreement dated June 1, 2000 between  the  Company and
               Owen Naccarato.

10.16  (3)     2000 Stock Option Plan dated June 9, 2000

21.1   (3)     Subsidiaries of the Registrant.



--------------
(1) Incorporated by reference to Registrant's Registration Statement on Form S-18, File No. 33-33997.

(2) Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31, 1999, filed July 14, 1999, File Number 0-17953 and Annual Report on Form 10-KSB/A for the year March 31, 1999, filed August 23, 1999, File Number 0-17953.

(3) Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31, 2000, filed August 21, 2000, File Number 0-17953


    (b) Reports on Form 8-K

           None.

                                   SIGNATURES

     In accordance with Section 13 or 15(A)of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               DIAMOND ENTERTAINMENT CORPORATION


Dated:  June 29, 2001              By:     /s/ James K.T. Lu
                                   --------------------------------------
                                   James K.T. Lu
                                   President and Chief Executive Officer


Dated:  June 29,2001               By:    /s/ Fred U. Odaka
                                   ---------------------------------------
                                   Fred U. Odaka
                                   Chief Financial Officer, Principal Financial
                                   Officer and Principal Accounting Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date


/s/ James K.T. Lu                President, Chief Executive     June 29, 2001
----------------------------       Officer, Secretary and
James K.T. Lu                      Director

/s/ Jeffrey I. Schillen          Executive Vice President       June 29, 2001
----------------------------      and Director
Jeffrey I. Schillen


/s/ Murray T. Scott              Director                       June 29, 2001
----------------------------
Murray T. Scott