Form 10QSB
period 2001-06-30
DIAMOND ENTERTAINMENT CORP
filed 2001-08-20
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended June 30, 2001

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

As of June 30, 2001, there were 81,180,648 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                        YES   [   ]     NO   [X]

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1:  Financial Statements

   Consolidated Balance Sheet as of June 30, 2001 [Unaudited]
   and March 31, 2001....................................................  3-4

   Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 [Unaudited]................................. 5

   Consolidated Statements of Cash Flows for three months ended
   June 31, 2001 and 2000 [Unaudited]..................................... 6-7

   Notes to Consolidated Financial Statements [Unaudited]................ 8-31


Item 2:  Management's Discussion and Analysis or
         Plan of Operations............................................. 32-35

Part II.  Other Information

Item 1:  Legal Proceedings..... ..........................................  35

Item 2:  Changes in Securities............................................  35

Item 3:  Defaults Upon Senior Securities....................................35

Item 4:  Submission of Matters to a Vote of Security Holders............... 35

Item 5:  Other Information................................................. 35

Item 6:  Exhibits and Reports on Form 8-K...................................35

Signatures................................................................. 36


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                  June 30,        March 31,
                                                                    2001            2001
                                                               -------------    -------------
                                                                       (Unaudited)
         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                   $      26,146    $      29,900
   Accounts receivable, net of allowance for
     doubtful accounts of $115,637 and $144,542                      446,941          413,020
   Inventory                                                       1,087,270        1,088,951
   Due from related party                                            137,766          101,366
   Prepaid expenses and other current assets                          53,508           45,714
                                                               -------------    -------------

     Total current assets                                          1,751,631        1,678,951

PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $1,047,120 and $1,030,785             183,152          199,487

FILM MASTERS AND ARTWORK, less
   accumulated amortization of $3,922,938 and $3,901,070             181,433          145,817

INVESTMENT IN EQUITY SUBSIDIARY                                       60,725           60,725

OTHER ASSETS                                                          41,390           62,982
                                                                ------------   --------------

       TOTAL ASSETS                                            $   2,218,331    $   2,147,962
                                                               =============    =============












The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                  June 30,        March 31,
                                                                    2001            2001
                                                               -------------    -------------
                                                                       (Unaudited)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                              $     199,248    $     224,681
   Accounts payable and accrued expenses                           2,036,881        1,789,523
   Due to factor                                                     356,798          319,303
   Financing agreement payable                                       259,777          311,807
   Notes payable - current portion                                    49,843           42,576
   Related parties - notes and advances payable
     -current portion                                              1,715,733        1,478,233
   Convertible debentures - current portion                        1,139,075        1,142,675
   Capital lease obligations - current portion                         9,454           17,600
   Other current liabilities                                               -           10,057
                                                               -------------    -------------
     Total current liabilities                                     5,766,809        5,336,455

   Notes payable, less current portion                                                      -
   Related parties - notes and advances payable,
    less current portion                                                   -          150,000
   Convertible debentures, less current portion                                             -
   Capital lease obligations, less current portion                         -                -
                                                               -------------    -------------
       TOTAL LIABILITIES                                           5,766,809        5,486,455
                                                               -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 12)                                    -                -

STOCKHOLDERS' DEFICIENCY
   Convertible  preferred  stock, no par value; 4,999,950
     and 5,000,000  shares authorized; 483,251 issued
     (of which 172,923 are held in treasury)                         376,593          376,593
   Series A convertible preferred stock, $10,000 per share
     stated value; 50 shares authorized; 40 issued and
     outstanding                                                     346,400          346,400
   Common stock, no par value; 600,000,000 shares
     authorized; 81,180,648 and 81,180,648 issued and
     outstanding                                                  14,552,635       14,552,635
   Accumulated deficit                                           (18,775,303)     (18,565,318)
   Treasury stock                                                (    48,803)     (    48,803)
                                                               -------------    -------------
     TOTAL STOCKHOLDERS' DEFICIENCY                              ( 3,548,478)    (  3,338,493)
                                                               -------------    -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $   2,218,331    $   2,147,962
                                                               =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For the Three Months Ended
                                                            June 30,
                                                   2001              2000
                                              ------------      -------------
                                                                  (Restated)
SALES - net                                   $    737,271      $     595,545

COST OF GOODS SOLD                                 466,538            393,699
                                              ------------      -------------

GROSS PROFIT                                       270,733            201,846

SELLING, GENERAL
    AND ADMINISTRATIVE EXPENSES                    397,918            367,199
                                              ------------      -------------

LOSS FROM OPERATIONS                              (127,185)          (165,353)
                                              ------------      -------------

OTHER INCOME (EXPENSE)
   Interest expense                               ( 88,712)          ( 31,437)
   Other income (expense)                            5,912           (  3,686)
   Income (loss) from equity investment                  -                  -
                                              ------------      -------------
     Total other income (expense)                 ( 82,800)          ( 35,123)
                                              ------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (209,985)          (200,476)

PROVISION FOR INCOME TAXES                               -                  -
                                             --------------------------------

NET LOSS                                      $   (209,985)     $    (200,476)
                                              ============      =============

LOSS PER SHARE
   Basic                                      $   (      -)     $    (      -)
                                              ============      =============
   Diluted                                    $   (      -)     $    (      -)
                                              ============      =============



The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                June 30,
                                                          2001          2000
                                                       ----------    ----------
                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $ (209,985)   $ (200,476)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
       Depreciation and amortization                       38,204        52,487
       Provision for doubtful accounts                      9,000        30,000
       Non-cash consulting and compensation expense             -        45,284

       Changes in assets and liabilities
        Due from related party                            (36,400)            -
        Accounts receivable                               (42,921)       96,629
        Inventory                                           1,681        58,891
        Prepaid expenses and other current assets          (7,794)       22,917
        Other assets                                       21,592             -
       Increase (decrease)
        Accounts payable and accrued expenses             247,358      (265,019)
        Deferred costs                                          -      (108,376)
        Other                                             (10,057)             -
                                                      --------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        10,678      (267,663)
                                                      -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Repayment by ATRE                                            -        30,000
   Purchase of property and equipment                           -       (37,066)
   Purchase of film masters and artwork                   (57,484)      (10,543)
                                                      ------------   -----------
NET CASH USED IN INVESTING ACTIVITIES                     (57,484)      (17,609)
                                                      ------------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                   (UNAUDITED)

                                                               June 30,
                                                          2001          2000
                                                       ----------    ----------
                                                                     (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                  (25,433)       (9,536)
   Net repayments of financing agreement                  (14,535)     (173,973)
   Proceeds from notes payable                              7,266       (33,683)
   Proceeds from notes payable (related party)             87,500             -
   Payments of notes payable (related party)                    -       (30,400)
   Proceeds from convertible debentures                    (3,600)            -
   Payment of convertible debentures
   Payments on capital leases                              (8,146)       (5,136)
   Proceeds from the exercise of options                        -       105,000
   Proceeds from issuance of Series A Preferred Stock           -       433,000
                                                      -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  43,052       285,272
                                                      -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (3,754)            0

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR              29,900             0
                                                      --------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                $   26,146    $        0
                                                       ==========    ==========



SUPPLEMENTAL INFORMATION

  CASH PAID FOR:
     Interest                                          $   23,423    $   31,437
                                                       ==========    ==========
     Income taxes                                      $        -    $        -
                                                       ==========    ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the three months ended June 30, 2000, the Company had the following financing activity:


     Issued a $72,000 promissory note in settlement for the 2000 termination of an operating lease.


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended March 31, 2001.

     The accompanying consolidated financial statements include the accounts of Diamond Entertainment Corporation (the "Company"), organized under the laws of the State of New Jersey on April 3, 1986 and its wholly owned subsidiaries:

          1) Jewel Products International, Inc. ("JPI") incorporated under the laws of the state of California on November 25, 1991;

          2) Grand Duplication ("Grand"), incorporated under the laws of the state of California on August 13, 1996; and

          3) Galaxy Net ("Galaxy"), incorporated under the laws of the state of Delaware on July 15, 1998.

     All  intercompany   transactions  and  balances  have  been  eliminated  in
     consolidation.

     Nature of Business
     ------------------
     The Company is in the business of distributing and selling videocassettes, DVD's, general merchandise, toys, and Cine-Chrome gift cards, through normal distribution channels throughout the United States and through a web site. As of March 31, 2001 and 2000, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources. These product lines have been reflected as two reportable segments, video products and general merchandise, described as follows:

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Nature of Busines (continued)
     -----------------------------

          VIDEO PROGRAMS AND OTHER LICENSED PRODUCTS
          The Company distributes and sells videocassette and DVD titles, including certain public domain programs and certain licensed programs. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. Also, in September of 1998, the Company entered into a distribution agreement for a new product called Cine-Chrome, utilizing classic images of licensed properties.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentrations of Credit Risk
     -----------------------------
     Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of June 30, 2001 and March 31 2001, with financial institutions subject to a credit risk beyond the insured amount.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Advertising Costs
     -----------------
     Advertising  costs  are  expensed  as  incurred.   Advertising  costs  were
     approximately $0 and $814 for the three months ended June 30, 2001, and 2000, respectively.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

     Income Taxes
     ------------
     Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Loss Per Share (continued)
     ------------------------------
     The shares used in the computation of loss per share were as follows:

                                                      June 30,
                                            2001                 2000
                                        -----------           ----------
          Basic                           81,180,648          63,667,382
                                        ============         ===========
          Diluted                         81,180,648          63,667,382
                                       =============         ===========

     Comprehensive Income
     --------------------
     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components in the financial statements. As of June 30, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 2 - GOING CONCERN (Continued)

          o Continue to build the reputation as a leader in the high quality budget priced arena to have other potential second and third tier customers emulate the purchasing habits of the Company's national chain stores and mass merchandisers.

          o    Continue  to  acquire  new   videocassette  and  DVD  titles  for
               distribution.

     Internet e-Commerce

          o    Maintain and improve our service through fast turnaround.

          o    Keep pricing competitive.

          o    Maintain and improve customer service procedures.

          o Complete thorough search for the most effective marketing and promotional tools and methods for the Company's web-site.

          o Continuously maintain and update the Company's web-site to keep up with current products.

          o    Continue to seek viable new products to be added to the web-site.

     Contract Replication and Contract Packaging Service

          o Establish a reputation of being most efficient and speedy provider of DVD high quality replication and packaging services and becoming a leader in this market segment, by selling to large corporate accounts.

          o Capitalize on the experience and know-how of the Company's alliance company, to deliver the highest quality replication service available on a consistent basis.

          o Use the Company's association with its alliance company to penetrate this market segment by broadcasting to the Company's potential contract customers the unique capabilities, experience and consistency of production capabilities provided.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 2 - GOING CONCERN (Continued)

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


NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable as of June 30, 2001 and March 31, 2001, net of allowance for doubtful accounts were approximately $446,941 and $413,020, respectively. Substantially all of the accounts receivable as of June 30, 2001 and March 31, 2001 have been factored and pledged as collateral under a factoring agreement (see Note 8).

     The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt is established for any receivables whose collection is in doubt or for returns and a reserve is also established for an estimate of the remaining accounts.

     As of June 30, 2001 and March 31, 2001, the Company had an allowance for doubtful accounts of $115,637 and $144,542, respectively.

NOTE 4 - INVENTORY

     Inventory consisted of the following as of:

                                                     June 30,         March 31,
                                                       2001             2000
                                                  -------------     -----------
             Raw materials                        $    948,201      $   944,215
             Finished goods                            821,827          844,895
                                                  -------------     -----------
                                                     1,770,028        1,789,110
             Less: valuation allowance                (682,758)        (700,159)
                                                  -------------     -----------
             Inventory, net                       $  1,087,270      $ 1,088,951
                                                  =============     ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 4 - INVENTORY (Continued)

     Allowance
     ---------
     An allowance has been established for inventory of $682,758 and $700,159 as of June 30, 2001 and March 31, 2001. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

               (a) restricted to specified distribution territories as a result of legal settlements; and

               (b)  inventory which has passed its peak selling season.

NOTE 5 - DUE FROM RELATED PARTIES

     As of June 30, 2001, and March 31, 2001 the Company advanced $137,766 and $101,366 to an officer of the Company. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. The loan is due in December 2002.

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of:

                                                   June 30,          March 31,
                                                     2001               2001
                                                 ------------       -----------
         Furniture and equipment                 $  1,165,610       $ 1,165,610
         Automobile                                    24,487            24,487
         Leasehold improvements                        40,175            40,175
                                                 ------------       -----------
                                                    1,230,272         1,230,272
         Less:  accumulated depreciation and
           amortization                            (1,047,120)       (1,030,785)
                                                 ------------       -----------
         Furniture and equipment, net            $    183,152       $   199,487
                                                 ============       ===========

     Depreciation expense for the three months ended June 30, 2001 and 2000 was approximately $16,335 and $21,107, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

     For the three months ended June 30, 2001 and 2000, there were no investment income or loss from ATRE.

     As of June 30, 2001 and March 31, 2000, the investment in ATRE totaled $60,725 and $60,725, respectively.

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

     The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. The asset-based portion of the borrowings is determined by the lesser of i) $800,000, ii) 25% of the client's finished toy inventory or iii) 55% of the clients finished videotape inventory. The cost of funds for the inventory portion of the borrowings is at 1.4% per month on the average loan balance each month. The agreement stipulated an $8,000 per week payment against the asset-based note payable, which was modified on June 5, 2000, to $4,000 per week. The term of asset-based note was extended to November 15, 2001. The Company paid interest of approximately $23,000 and $31,000 for the three months ended June 30, 2001 and 2000, respectively. The financing agreement and factor advances were as follows:

                                                  June 30,            March 31,
                                                    2001                2001
                                               --------------     -------------
       Due to factor payable                   $      356,798     $     319,303
       Financing agreement payable -
        inventory                                     259,777           311,807
                                              ----------------   --------------
                                               $      616,575     $     631,110
                                               ==============     =============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 9 - NOTES PAYABLE

     Notes payable represents the following as of:

                                                   June 30,           March 31,
                                                     2001                2001
                                                -------------       -----------
                  a) Waring Investments         $           -       $     4,585
                  b) Automobile                         3,840             5,905
                  c) Other                             46,002            32,086
                                                -------------       -----------
                                                       49,842            42,576
                  Less current                        (49,842)          (42,576)
                                                --------------       ----------
                  Long term                     $           -        $        -
                                                =============        ==========

     a)   Waring Investments
          ------------------
          Note payable bearing interest at the rate of 16% per annum with twelve monthly installments of principal of $2,292. This note is guaranteed by the President of the Company and is subordinated to the financing agreement payable. Since, the Company did not pay-off the note on the scheduled maturity date, the lender has extended the maturity date and assessed an additional interest charge of 20% per annum as a penalty on the unpaid balance each month. As of June 30, 2001 and March 31, 2001, the balance of $0 and $4,585 was due and payable May 2001.

     b)   Automobile
          ----------
          The Company has a vehicle financing agreement with monthly payments of $562 for principal and interest at 9.75% per annum. The balance as of June 30, 2001 and March 31, 2001 was $3,840 and $5,905 respectively.

     c)   Other
          -----
          As of June 30, 2001 and March 31, 2001, the Company had various payables aggregating $46,002 and $32,085, due on demand.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 10 - RELATED PARTIES - NOTES AND ADVANCES PAYABLE

          Related parties - notes and advances payable consist of the following as of:
                                                      June 30,        March 31,
                                                        2001             2001
                                                    -----------    ------------
           a) Convertible note payable - ATRE       $   809,500    $    809,500
           b) Note payable - ATRE                       691,500         576,300
           c) Note payable - Jeffrey Schillen            53,300          71,300
           d) Convertible note payable -
               Jeffrey Schillen                         100,000         100,000
           d) Convertible note payable - James Lu        50,000          50,000
           e) Note payable - Golden Gulf                 11,433          21,133
                                                    -----------    ------------
                                                      1,715,733       1,628,233
           Less:  current portion                     1,715,733      (1,478,233)
                                                    -----------    -------------
           Long term                                $         -    $    150,000
                                                    ===========    ============

     a)   Convertible Note Payable - ATRE
          -------------------------------
          As of June 30, 1999, the Company had $809,500 due to a related party for payment of trade payables. In October 1999, the outstanding balance was converted into a convertible debenture at 7% per annum due and payable on or before September 30, 2000. At the option of the lender all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. As of June 30, 2001 and March 31, 2001, the outstanding balance was $809,500 and $809,500.

     b)   Note Payable - ATRE
          -------------------
          As of June 30, 2001 and March 31, 2001 and 2000, the Company was advanced $691,500 and $576,300, from ATRE (see Note 7), bearing interest at the rate of 14% per annum, and due on demand.

     c)   Note Payable - Jeffrey Schillen
          -------------------------------
          As of June 30, 2001 and March 31, 2001, the Company has a $53,300 and $71,300 note payable, due to an officer, bearing interest at the rate of 10% per annum, and due on demand.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 10 - RELATED PARTIES - NOTES AND ADVANCES PAYABLE (Continued)

    d)   Convertible Debentures - Related Parties
          ----------------------------------------
          During March and June 1999, the Company entered into two convertible debentures for $50,000 and $100,000, respectively. The debentures bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender's at a conversion rate of $0.05 per share. As of June 30, 2001, neither of the debentures was converted. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest.

     e)   Note Payable - Golden Gulf
          --------------------------
          As of June 30, 2001 and March 31, 2001, the Company has a $11,433 and $21,133 note payable, due to Golden Gulf Capital Group, bearing interest at the rate of -0-%, and due on demand.

NOTE 11 - CONVERTIBLE DEBENTURES

          Convertible debentures consisted of the following as of:

                                                 June 30              March 31
                                                   2001                  2001
                                               -----------          -----------
           a)   Balmore Fund                   $   100,000          $   100,000
           b)   GJ Products Corporation          1,039,075            1,042,675
                                               ------------         -----------
                                                 1,139,075            1,142,675
              Less:  Current                    (1,139,075)          (1,142,675)
                                               ------------         -----------
              Long Term                        $          -         $         -
                                               ============         ===========

          a) During February and March 1999, the Company entered into convertible debentures for $175,000 and $100,000, respectively. The debentures bear interest at 10% with principal and interest due on the first anniversary of the date of issuance. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share. As of March 2000, one investor converted the $175,000 note into 3,500,000 shares of the Company's common stock. As of June 30, 2001 and March 31, 2001, the outstanding balance of convertible debentures was $100,000, for which the lender extended the due date to March 2001.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 11 - CONVERTIBLE DEBENTURES (Continued)

         b) As of March 31, 1999, the Company had $1,118,425 due to a related party for payment of trade payables. In October 1999, the Company ceased to have a relationship with the party, so the outstanding balance of $1,050,775 was converted into a convertible debenture. The debenture bears interest at 10% with principal and interest due on the first anniversary of the date of issuance. At the option of the holder, all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. As of June 30, 2001 and March 31, 2001, the outstanding balance was $1,039,075 and $1,042,675, respectively.

NOTE 12 - COMMITMENTS AND CONTIGENCIES

          Royalty Commitments
          -------------------
          The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended June 30, 2001 and 2000, royalty expense was $6,171 and $2,865, respectively, pursuant to these agreements.

          Video Agreements
          ----------------
          The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

          Employment Agreements
          ---------------------
          In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The officers at current market prices in installment payments with a five-year promissory note with interest can purchase the common stock at 6% per annum. As of June 30, 2001 and March 31, 2001, the officers did not purchase these shares.

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

          The Company's future minimum annual aggregate rental payments for capital and operating leases that have initial or remaining term in excess of one year are as follows:

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 12 - COMMITMENTS AND CONTIGENCIES (Continued)

          Lease Commitments (continued)
          -----------------------------
                                                       Capital        Operating
                                                       Leases          Leases
                                                     -----------    -----------
           Quarter Ending June 30,:
           2002                                      $    10,500    $   126,000
           2003                                               -          73,500
                                                     -----------    -----------
           Total minimum lease payments                   10,500    $   199,500
                                                                    ===========
           Less: amount representing interest           (  1,000)
                                                     -----------
           Present value of minimum lease payments         9,500
           Less:  current portion                         (9,500)
                                                     -----------
           Long-term portion                         $         -
                                                     ===========

          Rent   expense  for  the  three   months   ended  June  30,  2001  was
          approximately $27,626.

          The following is a summary of property held under the capital leases as of June 30, 2001:

            Furniture and equipment                             $    87,081
            Less: accumulated depreciation                          (45,500)
                                                                -----------
              Total                                             $    41,581
                                                                ===========

          Litigation
          ----------
          The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation has been resolved without material adverse impact on the Company.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 13 - STOCKHOLDERS' EQUITY

          Common Stock
          ------------
          During the year ended March 31, 2001, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 600,000,000.

          During the year ended March 31, 2001, the Company had the following significant issuances of its common stock:

          As of March 31, 2001, 11,546,619 shares of common stock were issued for the conversion of Series A convertible preferred stock (see Series A Convertible Preferred Stock).

          During June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares of common stock upon the exercise of these options and the remaining options of 1,142,837 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of an obligation totaling $10,000 in principal and interest, owed to the same consultant.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          Series A Convertible Preferred Stock (continued)
          ------------------------------------------------
          On May 11, 2000, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with eight investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 50 shares of Series A Convertible Preferred Stock for total consideration of $500,000, or $10,000 per share.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          Series A Convertible Preferred Stock (continued)
          ------------------------------------------------
          As of March 31, 2001, 10 shares of Series A Convertible Preferred Stock with a stated value of $10,000 per share were converted into 11,546,619 shares of common stock at a price per share equaling 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion prices ranged from $0.00832 to $0.00920.

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

NOTE 14 - COMMON STOCK OPTIONS

          2000 Stock Compensation Plan
          ----------------------------
          On June 9, 2000, the Board of Directors of the Company approved the Company's 2000 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment Corporation with shares of common stock of the Company. The Plan authorizes the Board of Directors of the Company to sell or award up to 13,000,000 shares and/or options of the Company's common stock, no par value. The Plan expired on May 31, 2001.

          o On June 1, 2000, the Company entered into three consulting agreements that will terminate on May 31, 2001, whereby the consultants will provide consulting services for the Company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 7,300,000 of the Company's common stock exercisable at $0.035 per share in exchange for services to be rendered and the options shall expired on May 31, 2001. Such options were exercised as of March 31, 2001.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 14 - COMMON STOCK OPTIONS (Continued)

          2000 Stock Compensation Plan (continued)
          ----------------------------------------

          o The per unit weighted-average fair value of unit options granted on June 1, 2000, was $0.029 at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: weighted-average risk-free interest rates of 5.86%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 178%; and a weighted average expected life of the option was 2 months. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of an obligation of $10,000 in principal and interest owed to the same consultant. The options had an aggregate fair value at the date of grant of approximately $209,000.

          o On July 24, 2000, the Company engaged a consulting firm for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and conditions. The consulting firm was granted options to purchase 600,000 shares of the Company's common stock with an exercise price at $0.05 per share and the options shall expire on July 24, 2003. These options were not exercised as of June 30, 2001, and the Company believes the firm has not performed under the agreement.

          The  following   summarizes   the  common  stock  options  issued  for
          consulting services through the period ended June 30, 2001:

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 14 - COMMON STOCK OPTIONS (Continued)
                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                             Employees    Consultants     Price
                                            ----------   ------------  ---------
    Options outstanding, March 31, 1999      7,000,000     3,454,000   $   0.10
    Granted                                  4,500,000     9,965,000   $   0.06
    Exercised                                        -    (8,215,000)  $   0.05
    Expired/cancelled                                -    (1,000,000)  $   0.25
                                            ----------   ------------

    Options outstanding, March 31, 2000     11,500,000     4,204,000   $   0.10
     Granted                                         -     7,900,000   $   0.35
     Exercised                                       -    (7,300,000)  $   0.35
    Expired/cancelled                                -             -   $   0.01
                                            ----------   ------------
    Options exercisable, March 31, 2001     11,500,000     4,804,000   $   0.35
                                           ===========   ============  ========

     Granted                                         -             -          -
     Exercised                                       -             -          -
     Expired/cancelled                               -             -          -
                                            ----------   ------------  ---------
    Options exercisable, June 30, 2001      11,500,000     4,804,000   $   0.35
                                           ===========   ===========   ========

          The Company applies SFAS No. 123, and related interpretations, for stock options issued to consultants in accounting for its stock options. Compensation expense has been recognized for the Company's stock-based compensation for consulting services in the amount of $0 and $17,417 for the quarters ended June 30, 2001 and 2000, respectively.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          The following summarizes the Company's stock option transactions under the stock option plan:
                                                                       Weighted
                                                                        Average
                                                       Stock Options   Exercise
                                                        Outstanding      Price
                                                       -------------   --------
  Options Outstanding, March 31, 1999                      550,000     $  0.10
  Granted                                                  300,000     $  0.10
  Expired                                                ( 550,000)    $  0.10
                                                       -------------   --------
  Options, Exercisable and Outstanding, March 31, 2000     300,000     $  0.10
                                                       ============    ========

  Granted                                                        -     $  0.00
  Expired                                                        -     $  0.00
                                                       -------------   --------
  Options, Exercisable and Outstanding, March 31, 2001     300,000     $  0.10
                                                       ============    ========

  Granted                                                        -     $  0.00
  Expired                                                        -     $  0.00
                                                       -------------   --------
  Options, Exercisable and Outstanding, June 30, 2001      300,000     $  0.10
                                                       ===========     ========


          The weighted average remaining contract lives of stock options outstanding are 1.42 years.

          The Company has adopted only the disclosure provisions of SFAS No. 123 for stock options issued to employees for services rendered. It applies APB 25 and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for stock and options issued under compensatory plans and to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards vested under the plan consistent with the methodology prescribed by SFAS 123, the Company's net loss would not have changed for the three month period ended June 30, 2001.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 15 - MAJOR CUSTOMERS

          For the three month period ended June 30, 2001, the Company had net sales to 4 customers that accounted for approximately 22%, 17%, 15% and 12%, respectively.

          For the three month period ended June 30, 2000, the Company had net sales to 2 customers that accounted for approximately 51% and 13%, respectively.

NOTE 16 - SUBSEQUENT EVENTS

          Consulting  Agreements.  On July 24,  2001,  the Company  entered into
          ----------------------
          three consulting agreements that will terminate on July 23, 2002, whereby the consultants will provide consulting service for the Company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 27,000,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on July 23, 2002. As of August 15, 2001, Company received $135,000 for the issuance of 27,000.000 shares of the Company's common stock upon the exercise of these options.

          Financing.  On June 4, 2001 and June 26,  2001,  the Company  borrowed
          ---------
          $25,000 and $15,000, respectively, from a consulting firm and issued a promissory notes which were payable on or before August 5, 2001 and August 25, 2001, respectively. The notes bore interest at 2.5% per month and a loan fee of 5% of the principal amounts. The notes were personally guaranteed by James Lu. On August 15, 2001, the aggregate unpaid principal balance of the notes, interest and loan fees totaling $44,000 was paid to the consulting firm by the Company to satisfy the obligations.

          Stock  Option  Plan.  The  Company's  2000  Stock   Compensation  Plan
          -------------------
          terminated on May 31, 2001, and the outstanding balance of options of 5,700,000 shares to be sold or awarded in accordance with this plan was canceled. On July 24, 2001, the Board of Directors of the Company approved the Company's 2001 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment Corporation with shares of Common Stock of the Company. The plan authorizes the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 16 - SUBSEQUENT EVENTS (Continued)

          Related Parties Convertible Notes Payable. On July 24, 2001, the Board
          -----------------------------------------
          of Directors of the Company authorized and approved 1) the issuance of 140,343,755 shares of the company's common stock to American Top Real estate, Inc. ("ATRE") upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734.41 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001, and 2) the issuance of 12,343,150 shares of the Company's common stock to Mr. Lu, the President of the Company, upon conversion of his $50,000.00 note and accrued interest thereon in the amount of $11,715.75 as of July 23, 2001.

          Convertible  Debentures.  On July 24, 2001,  the Board of Directors of
          -----------------------
          the Company authorized and approved the issuance of 180,928,097 shares of the Company's common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775.00 of its note and all accrued interest thereon in the amount of $138,257.63 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001.

          Stock Options. On July 24, 2001, the Board of Directors of the Company
          -------------
          authorized and approved, that it was in the best interest of the Company the that exercise rate ranging from $0.05 to $0.25 of outstanding options granted to the Company's key employees, officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 11,675,000 shares be amended and lowered to $0.005 and further authorized and approved the extension of such options granted to James Lu and Jeffrey Schillen in the amount 600,000 and 400,000 shares, respectively, to April 22, 2004.

Item 2:  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2001 included in its Annual Report on Form 10KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000:

Results of Operations
---------------------

The Company's net loss for the three months ended June 30, 2001 was approximately $210,000 as compared to a net loss of approximately $201,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $127,000.

The Company's operating loss for the three months ended June 30, 2001 was $127,000 as compared to an operating loss of approximately $165,000 for the same period last year. The decrease in the Company's operating loss of approximately $38,000 arose primarily from increased operating expenses of approximately $31,000, and an increase in gross profit of approximately $69,000.

The Company's sales for the three months ended June 30, 2001 and 2000, were approximately $737,000 and $596,000 respectively. The Company's sales increased by approximately $141,000 from the same period a year earlier with decreased videocassette product sales of approximately $237,000 offset by increased DVD product and other product sales of approximately $360,000 and $18,000, respectively. The lower videocassette product sales when compared to the same period a year earlier was attributable to the Company's strategy of shifting its videocassette products to DVD products. The Company plans to acquire new titles for videocassette and DVD products over the remainder of fiscal year 2002. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the three months ended June 30, 2001 and 2000 were approximately $467,000 and $393,000 or 63% and 66% of sales, respectively. The increase in cost of goods of approximately $74,000 was primarily the result of increased sales volume. The decrease in the cost of sales as a percentage to sales of approximately 3% when compared to the same period a year earlier, was primarily the result of lower videocassette product costs incurred when compared to the same period a year earlier.

Gross profit for the three months ended June 30, 2001 and 2000 was approximately $270,000 and $202,000, or 37% and 34% of sales, respectively. The higher gross margin of approximately $67,000 was primarily the result of lower average unit cost of videocassette product sales.

Selling, General and Administrative expenses for the nine months three months ended June 30, 2001 and 2000 were approximately $398,000 and $367,000, respectively. The increase of approximately $31,000 was the result of increases in selling and general administrative expenses of approximately $17,000 and $14,000, respectively.

General Administrative expenses for the three months ended June 30, 2001 and 2000 were approximately $306,000 and $292,000, respectively. The increase in general administrative expenses of approximately $14,000 was primarily the result of higher salaries and legal expenses offset by lower rent, consulting expense, bad debt expenses and non-cash consulting and financing costs. Bad debt expense for the three months ended June 30, 2001 and 2000 was approximately $9,000 and $30,000, respectively.

Selling expenses for the three months ended June 30, 2001 and 2000 were approximately $92,000 and $75,000, respectively. The increase in selling expenses of approximately $17,000 was attributable mainly to higher expense levels in salaries, offset by lower general selling expenses.

Interest expense for the three months ended June 30, 2001 and 2000 was approximately $89,000 and $31,000 respectively. The increase in interest expense of approximately $58,000 was primarily the result from the failure to accrue interest expense for convertible debentures during the three month period ended June 30, 2000. Such interest was accrued in the subsequent quarter. As of June 30, 2001, the outstanding debt of the Company was approximately $3,500,000 of which the entire amount is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 2001. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at June 30, 2001 was approximately $4,015,000 as compared with a working capital deficit of $3,658,000 at June 30, 2000. This increase in the working capital deficit of approximately $357,000 is primarily the result of increased borrowings and long term notes shifting to short term.

During August of 2001, certain holders of the Company's convertible notes exercised their conversion rights to convert their outstanding convertible notes balances and unpaid interest totaling $1,897,275 and $252,708, respectively, into the common stock of the Company. Such conversion of the aggregate convertible note balances and unpaid interest will contribute $2,149,983 towards the reduction of the Company's working capital deficit during the second fiscal quarter ending September 30, 2001.

Operations
-------------
For the three months ended June 30, 2001, net cash provided by operations was approximately $11,000 as compared to net cash used in operations of $268,000 for the three months ended June 30, 2000. Net cash provided by financing activities during the three months ended June 30, 2001 and 2000 were approximately $43,000 and $285,000, respectively.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

The Company is currently implementing an alternative cash flow plan to react to this situation. The principal objective of the Company is to have the required financing implemented by the end of fiscal 2002, which can lead to a profitable operation if it is successfully implemented, and will be subject to market and other conditions. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

Investing
----------

For the three  months ended June 30, 2001 and 2000,  investments  in masters and
artwork  were  approximately  $58,000  and  $11,000,  respectively.   Management
continues to seek to acquire new titles to enhance its product lines.

Financing
-----------
In January 2001, the Company borrowed $80,000 as a short term loan from one of its suppliers and the loan was retired in April 2001, when the Company made its final weekly installment payment of $10,000. On June 6, 2001, the Company received a new loan in the amount of $80,000 from the same supplier. This loan bears no interest and is payable in sixteen (16) weekly installments beginning on August 1, 2001. James Lu, the President of the Company, has personally guaranteed the loan.

On June 4, 2001 and June 26, 2001 the Company borrowed $25,000 and $15,000, respectively, from a consulting firm and issued a promissory note which is payable on or before August 5, 2001 and August 25, 2001, respectively. The notes bears interest at 2 1/2% per month and a loan fee of 5% of the principal amount. The notes were personally guaranteed by James Lu. The total outstanding principal balance, interest and loan fee for these promissory notes were paid in full, by the Company, on August 15, 2001.

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

         None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

      None

      (b)   Reports on Form 8-K

      None

                                   SIGNATURES

In accordance with Section 13 or 15(A) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    DIAMOND ENTERTAINMENT CORPORATION



Dated: August 20, 2001              By: /s/ James K.T. Lu
                                    ----------------------------------------
                                        James K.T. Lu
                                        President and Chief Executive Officer



Dated:  August 20, 2001             By:  /s/ Fred U. Odaka
                                    ---------------------------------------
                                         Fred U. Odaka
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)