Form 10QSB
period 2001-09-30
DIAMOND ENTERTAINMENT CORP
filed 2001-11-14
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended September 30, 2001

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

As of September 30, 2001, there were 441,795,650 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                        YES   [   ]     NO   [X]

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1:  Financial Statements

   Consolidated Balance Sheet as of September 30, 2001 [Unaudited]
   and March 31, 2001....................................................  3-4

   Consolidated Statements of Operations for the three and six months ended September 30, 2001 and 2000 [Unaudited]..................... 5

   Consolidated Statements of Cash Flows for the six months ended
   September 30, 2001 and 2000 [Unaudited]................................ 6-7

   Notes to Consolidated Financial Statements [Unaudited]................ 8-32


Item 2:  Management's Discussion and Analysis or
         Plan of Operations............................................. 33-36

Part II.  Other Information

Item 1:  Legal Proceedings................................................  37

Item 2:  Changes in Securities............................................  37

Item 3:  Defaults Upon Senior Securities....................................37

Item 4:  Submission of Matters to a Vote of Security Holders............... 37

Item 5:  Other Information................................................. 38

Item 6:  Exhibits and Reports on Form 8-K...................................38

Signatures................................................................. 38

Part I.  Financial Information
Item 1:  Financial Statements


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               September 30,        March 31,
                                                                    2001              2001
                                                               -------------    -------------
                                                                (Unaudited)
         ASSETS
CURRENT ASSETS,
   Cash and cash equivalents                                  $      81,678     $     29,900
   Accounts receivable, net of allowance for
     Doubtful accounts of $124,637 and $144,542                     641,793          413,020
   Inventory                                                        998,913        1,088,951
   Due from related party                                           174,766          101,366
   Prepaid expenses and other current assets                        106,857           45,714
                                                               -------------    -------------
     Total current assets                                         2,004,007         1,678,951

PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $1,063,387 and $1,030,785            171,330          199,487

FILM MASTERS AND ARTWORK, less
   accumulated amortization of $3,944,806 and $3,901,070            210,104          145,817

INVESTMENT IN EQUITY SUBSIDIARY                                      60,725           60,725

OTHER ASSETS                                                         33,200           62,982
                                                                ------------   --------------

       TOTAL ASSETS                                            $  2,479,366     $  2,147,962
                                                               =============    =============






The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                               September 30,     March 31,
                                                                    2001            2001
                                                               -------------    -------------
                                                                (Unaudited)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                              $    209,928     $    224,681
   Accounts payable and accrued expenses                          1,786,451        1,789,523
   Due to factor                                                    500,735          319,303
   Financing agreement payable                                      207,777          311,807
   Notes payable - current portion                                    2,246           42,576
   Related parties - notes and advances payable
     -current portion                                               788,933        1,478,233
   Convertible debentures - current portion                         100,000        1,142,675
   Capital lease obligations - current portion                        1,032           17,600
   Other current liabilities                                              -           10,057
                                                               -------------    -------------
     Total current liabilities                                    3,597,102        5,336,455

   Notes payable, less current portion                                                     -
   Related parties - notes and advances payable,
    less current portion                                                  -          150,000
   Convertible debentures, less current portion                                            -
   Capital lease obligations, less current portion                        -                -
                                                               -------------    -------------
       TOTAL LIABILITIES                                          3,597,102        5,486,455
                                                               -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 12)                                   -                -

STOCKHOLDERS' DEFICIENCY
   Convertible  preferred  stock, no par value; 4,999,950
     and 5,000,000  shares authorized; 483,251 issued
     (of which 172,923 are held in treasury)                        376,593          376,593
   Series A convertible preferred stock, $10,000 per share
     stated value; 50 shares authorized; 40 issued and
     outstanding                                                    346,400          346,400
   Common stock, no par value; 600,000,000 shares
     authorized; 441,795,650 and 81,180,648 issued and
     outstanding                                                 16,877,617       14,552,635
   Accumulated deficit                                          (18,669,543)     (18,565,318)
   Treasury stock                                               (    48,803)     (    48,803)
                                                               -------------    -------------
     TOTAL STOCKHOLDERS' DEFICIENCY                             ( 1,117,736)     ( 3,338,493)
                                                               -------------    -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $  2,479,366     $  2,147,962
                                                               =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]


                                             Three months ended         Six months ended
                                               September 30,              September 30,
                                          ------------------------   -------------------------
                                             2001          2000         2001           2000
                                         -----------  ----------     -----------   -----------
SALES  - net                             $ 1,305,349  $  878,022     $ 2,042,619   $ 1,473,567

COST OF GOODS SOLD                           794,987     527,093       1,261,524       920,792
                                         -----------  ----------     -----------   -----------

GROSS PROFIT                                 510,362     350,929         781,095       552,775

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                   322,135     546,654         720,053       913,853
                                         -----------  ----------     -----------   -----------
PROFIT (LOSS) FROM OPERATIONS                188,227    (195,725)         61,042      (361,078)
                                         -----------  ----------     -----------   -----------
OTHER INCOME (EXPENSES)
  Interest Expense                           (88,420)  ( 129,207)      ( 177,132)    ( 160,644)
  Other income                                 5,953   (   7,376)         11,865     (  11,067)
                                         -----------  ----------     -----------   -----------
PROFIT (LOSS) BEFORE INCOME TAXES            105,760    (332,308)       (104,225)    ( 532,789)
                                         -----------  ----------     -----------   -----------

INCOME TAXES                                       -           -               -             -
                                         -----------  ----------     -----------   -----------

NET PROFIT (LOSS)                            105,760    (332,308)       (104,225)    ( 532,789)
                                         ===========  ==========     ===========   ===========

LOSS PER SHARE
  Basic                                  $        -   $        -      $        -    $ (    .01)
                                         ===========  ==========     ===========   ===========

  Diluted                                $        -   $        -      $        -    $ (    .01)
                                         ===========  ==========     ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            September 30,
                                                         2001          2000
                                                     ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $ ( 104,225)    $ ( 532,789)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
       Depreciation and amortization                     76,338         116,695
       Provision for doubtful accounts                   18,000          91,001
       Non-cash consulting and compensation expense                      69,667

       Changes in assets and liabilities
        Due from related party                         ( 73,400)              -
        Accounts receivable                            (246,773)      ( 171,675)
        Inventory                                        90,038          11,803
        Prepaid expenses and other current assets      ( 21,143)         20,717
        Other assets                                     29,782               -
       Increase (decrease)
        Accounts payable and accrued expenses           249,636          29,350
        Deferred costs                                                ( 139,333)
        Other                                           (10,057)         64,932
                                                     ----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       8,196       ( 439,632)
                                                     ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Repayment by ATRE                                          -          59,900
   Purchase of property and equipment                  (  4,445)        (73,573)
   Purchase of film masters and artwork                (108,023)        (44,843)
                                                     ----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                  (112,468)        (58,516)
                                                     ----------     -----------



The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                   (UNAUDITED)

                                                            September 30,
                                                         2001          2000
                                                     ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                (14,753)     (   11,717)
   Net repayments of financing agreement                 77,402      (   55,468)
   Proceeds (payments) from notes payable               (40,330)     (   55,443)
   Proceeds from notes payable (related party)                                -
   Payments of notes payable (related party)             20,200      (   13,600)
   Proceeds from convertible debentures                       -               -
   Payment of convertible debentures                     (4,900)     (    1,500)
   Payments on capital leases                           (16,569)     (   12,124)
   Proceeds from the exercise of options                135,000         215,000

   Proceeds from issuance of Series A
      Preferred Stock                                         -         433,000
                                                     ----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               156,050         498,148
                                                     ----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                51,778               0

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            29,900               0
                                                     ----------     -----------
CASH AND CASH EQUIVALENTS - END OF YEAR              $   81,678     $         0
                                                     ==========     ===========

SUPPLEMENTAL INFORMATION

  CASH PAID FOR:
     Interest                                        $   64,000    $     64,725
                                                     ==========    ============
     Income taxes                                    $        -    $          -
                                                     ==========    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the six months ended September 30, 2001, the company had the following financing activity:

     Issued common stock for conversion of notes payable and convertible debentures. (See Note 13)

     On July 24, 2001, the company recognized $40,000 of prepaid consulting expense relating to the issuance of 27,000,000 common stock options. (See
     Note 13)

For the six months ended September 30, 2000, the Company had the following financing activity:

     Issued a $72,000 promissory note in settlement for the 2000 termination of an operating lease.

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred. Advertising costs were approximately $5,400 and $1,399 for the six months ended September 30, 2001, and 2000, respectively.


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Loss Per Share (continued)
     ------------------------------
     The shares used in the computation of loss per share were as follows:

                                                  September 30,
                                            2001                 2000
                                        -----------           ----------
                    Basic                214,708,260           66,650,696
                                        ============         ===========
                    Diluted              214,708,260           66,650,696
                                        ============         ===========

     Comprehensive Income
     --------------------
     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components in the financial statements. As of September 30, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recent Accounting Pronouncements (continued)
     --------------------------------------------
     On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations


NOTE 2 - GOING CONCERN

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 2 - GOING CONCERN (Continued)

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 2 - GOING CONCERN (Continued)

     Contract Replication and Contract Packaging Service (continued)

          o Use the Company's association with its alliance company to penetrate this market segment by broadcasting to the Company's potential contract customers the unique capabilities, experience and consistency of production capabilities provided.

     The Company believes it has adequate cash resources to sustain its operations through the third quarter of fiscal 2002, when it expects to generate a positive cash flow. The Company is continuing to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes and to convert debt to equity. The principal objective of the Company is to implement the above items in fiscal 2002, which will lead to a profitable operation if the items are successfully implemented, and subject to market and other conditions. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable as of September 30, 2001 and March 31, 2001, net of allowance for doubtful accounts were approximately $641,793 and $413,020, respectively. Substantially all of the accounts receivable as of September 30, 2001 and March 31, 2001 have been factored and pledged as collateral under a factoring agreement (see Note 8).

     The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt is established for any receivables whose collection is in doubt or for returns and a reserve is also established for an estimate of the remaining accounts.

     As of September 30, 2001 and March 31, 2001, the Company had an allowance for doubtful accounts of $124,637 and $144,542, respectively.

NOTE 4 - INVENTORY

     Inventory consisted of the following as of:

                                                September 30,        March 31,
                                                     2001             2000
                                                -------------     -----------
             Raw materials                      $     869,902     $   944,215
             Finished goods                           936,969         844,895
                                                -------------     -----------
                                                    1,806,871       1,789,110
             Less: valuation allowance            (   807,958)       (700,159)
                                                -------------     -----------
             Inventory, net                     $     998,913     $ 1,088,951
                                                =============     ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 4 - INVENTORY (Continued)

     Allowance
     ---------
     An allowance has been established for inventory of $807,958 and $700,159 as of September 30, 2001 and March 31, 2001. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

               (a) restricted to specified distribution territories as a result of legal settlements; and

               (b) inventory which has passed its peak selling season.

NOTE 5 - DUE FROM RELATED PARTIES

     As of September 30, 2001, and March 31, 2001 the Company advanced $174,766 and $101,366 to an officer of the Company. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. The loan is due in December 2002.

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of:

                                                September 30,        March 31,
                                                    2001               2001
                                                ------------       -----------
         Furniture and equipment                $  1,170,055       $ 1,165,610
         Automobile                                   24,487            24,487
         Leasehold improvements                       40,175            40,175
                                                ------------       -----------
                                                   1,234,717         1,230,272
         Less:  accumulated depreciation and
           amortization                           (1,063,387)       (1,030,785)
                                                ------------       -----------
         Furniture and equipment, net           $    171,330       $   199,487
                                                ============       ===========

     Depreciation expense for the six months ended September 30, 2001 and 2000 was approximately $25,194 and $39,785, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

          For the six months ended September 30, 2001 and 2000, there were no investment income or loss from ATRE.

     As of September 30, 2001 and March 31, 2001, the investment in ATRE totaled $60,725 and $60,725, respectively.

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

     The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. The asset-based portion of the borrowings is determined by the lesser of i) $800,000, ii) 25% of the client's finished toy inventory or iii) 55% of the clients finished videotape inventory. The cost of funds for the inventory portion of the borrowings is at 1.4% per month on the average loan balance each month. The agreement stipulated an $8,000 per week payment against the asset-based note payable, which was modified on June 5, 2000, to $4,000 per week. The term of asset-based note was extended to November 15, 2001. The Company paid interest of approximately $64,000 and $55,000 for the six months ended September 30, 2001 and 2000, respectively. The financing agreement and factor advances were as follows:

                                              September 30,         March 31,
                                                   2001                2001
                                              --------------     -------------
       Due to factor payable                  $     500,735      $    319,303
       Financing agreement payable -
        inventory                                   207,777           311,807
                                             --------------       ------------
                                              $     708,512      $    631,110
                                              ==============      ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 9 - NOTES PAYABLE

     Notes payable represents the following as of:

                                                September 30,        March 31,
                                                    2001                2001
                                               -------------       -----------
                  a) Waring Investments        $           -       $     4,585
                  b) Automobile                        2,246             5,905
                  c) Other                                 -            32,086
                                               -------------       -----------
                                                       2,246            42,576
                  Less current                       ( 2,246)          (42,576)
                                               --------------       ----------
                  Long term                    $           -        $        -
                                               =============        ==========

     a)   Waring Investments
          ------------------
          Note payable bearing interest at the rate of 16% per annum with twelve monthly installments of principal of $2,292. This note is guaranteed by the President of the Company and is subordinated to the financing agreement payable. Since, the Company did not pay-off the note on the scheduled maturity date, the lender has extended the maturity date and assessed an additional interest charge of 20% per annum as a penalty on the unpaid balance each month. As of September 30, 2001 and March 31, 2001, the outstanding balances were $-0- and $4,585, respectively.

     b)   Automobile
          ----------
          The Company has a vehicle financing agreement with monthly payments of $562 for principal and interest at 9.75% per annum. The balance as of September 30, 2001 and March 31, 2001 was $2,246 and $5,905
          respectively.

     c)   Other
          -----
          As of September 30, 2001 and March 31, 2001, the Company had various payables aggregating $-0- and $32,085, due on demand.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 10 - RELATED PARTIES - NOTES AND ADVANCES PAYABLE

          Related parties - notes and advances payable consist of the following as of:
                                                   September 30,     March 31,
                                                       2001             2001
                                                   ------------   ------------
           a) Convertible note payable - ATRE      $         -    $    809,500
           b) Note payable - ATRE                      642,200         576,300
           c) Note payable - Jeffrey Schillen           35,300          71,300
           d) Convertible note payable -
               Jeffrey Schillen                        100,000         100,000
           d) Convertible note payable - James Lu            -          50,000
           e) Note payable - Golden Gulf                11,433          21,133
                                                   ------------   ------------
                                                       788,933       1,628,233
           Less:  current portion                     (788,933)     (1,478,233)
                                                   ------------   -------------
           Long term                               $         -    $    150,000
                                                   ============   ============

     a)   Convertible Note Payable - ATRE
          -------------------------------
          As of June 30, 1999, the Company had $809,500 due to a related party for payment of trade payables. In October 1999, the outstanding balance was converted into a convertible debenture at 7% per annum due and payable on or before September 30, 2001. At the option of the lender all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. As of March 31, 2001, the outstanding balance was $809,500. On July 24, 2001, the Board of Directors of the Company authorized and approved 1) the issuance of 140,343,755 shares of the company's common stock to American Top Real estate, Inc. ("ATRE") upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734.41 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001. (See Note 13)

     b)   Note Payable - ATRE
          -------------------
          As of September 30, 2001 and March 31, 2001, the Company was advanced $642,200 and $576,300, from ATRE (see Note 7), bearing interest at the rate of 14% per annum, and due on demand.

     c)   Note Payable - Jeffrey Schillen
          -------------------------------
          As of September 30, 2001 and March 31, 2001, the Company has a $35,300 and $71,300 note payable, due to an officer, bearing interest at the rate of 10% per annum, and due on demand.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 10 - RELATED PARTIES - NOTES AND ADVANCES PAYABLE (Continued)

    d)   Convertible Debentures - Related Parties
          ----------------------------------------
          During March and June 1999, the Company entered into two convertible debentures for $50,000 and $100,000, respectively. The debentures bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender's at a conversion rate of $0.05 per share. On July 24, 2001, the Board of Directors of the Company approved the reduction of the original conversion rate of $0.05 down to $0.005 per share and allowed the holders of the notes to also convert any accrued interest against such notes. On July 24, 2001, the Board of Directors of the Company authorized and approved the issuance of 12,343,150 shares of the Company's common stock to Mr. Lu, the President of the Company, upon conversion of his $50,000.00 note and accrued interest thereon in the amount of $11,715.75 as of July 23, 2001. As of September 30, 2001 the debenture for $100,000 was not converted. (See Note 13)

     e)   Note Payable - Golden Gulf
          --------------------------
          As of September 30, 2001 and March 31, 2001, the Company has a $11,433 and $21,133 note payable, due to Golden Gulf Capital Group, bearing interest at the rate of -0-%, and due on demand.

NOTE 11 - CONVERTIBLE DEBENTURES

          Convertible debentures consisted of the following as of:

                                            September 30,            March 31,
                                                 2001                  2001
                                             -----------          -----------
           a)   Balmore Fund                 $   100,000          $   100,000
           b)   GJ Products Corporation                -            1,042,675
                                             ------------         -----------
                                                 100,000            1,142,675
                Less:  Current                (  100,000)          (1,142,675)
                                             ------------         -----------
                Long Term                   $          -          $         -
                                             ============         ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 11 - CONVERTIBLE DEBENTURES (Continued)

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

          b) As of March 31, 1999, the Company had $1,118,425 due to a related party for payment of trade payables. In October 1999, the Company ceased to have a relationship with the party, so the outstanding balance of $1,050,775 was converted into a convertible debenture. The debenture bears interest at 10% with principal and interest due on the first anniversary of the date of issuance. At the option of the holder, all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. On July 24, 2001,the Board of Directors of the Company authorized and approved the issuance of 180,928,097 shares of the Company's common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775.00 of its note and all accrued interest thereon in the amount of $138,257.63 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001. As of September 30, 2001 and March 31, 2001, the outstanding balance was $-0- and $1,042,675, respectively.

NOTE 12 - COMMITMENTS AND CONTIGENCIES

          Royalty Commitments
          -------------------
          The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the six months ended September 30, 2001 and 2000, royalty expense was $11,011 and $10,505 respectively, pursuant to these agreements.

          Video Agreements
          ----------------
          The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 12 - COMMITMENTS AND CONTIGENCIES (Continued)

          Employment Agreements
          ---------------------
          In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The officers at current market prices in installment payments with a five-year promissory note with interest can purchase the common stock at 6% per annum. As of September 30, 2001 and March 31, 2001, the officers did not purchase these shares.

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

          The Company's future minimum annual aggregate rental payments for capital and operating leases that have initial or remaining term in excess of one year are as follows:

                                                       Capital        Operating
                                                        Leases          Leases
                                                     -----------    -----------
           Quarter Ending September 30,:
           2002                                      $     1,043    $   126,000
           2003                                               -          42,000
                                                     -----------    -----------
           Total minimum lease payments                    1,043    $   168,000
                                                                    ===========
           Less: amount representing interest           (     11)
                                                     -----------
           Present value of minimum lease payments         1,032
           Less:  current portion                         (1,032)
                                                     -----------
           Long-term portion                         $         -
                                                     ===========

          Rent expense for the six months ended September 30, 2001 was approximately $63,925.

          The following is a summary of property held under the capital leases as of September 30, 2001:

            Furniture and equipment                             $     9,743
            Less: accumulated depreciation                          ( 5,197)
                                                                -----------
              Total                                             $     4,546
                                                                ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 12 - COMMITMENTS AND CONTIGENCIES (Continued)

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

          During the six months ended September 30, 2001, the Company had the following significant issuance of its common stock:

          Consulting  Agreements.
          ----------------------
          On July 24, 2001, the Company entered into three consulting agreements that will terminate on July 23, 2002, whereby the consultants will provide consulting service for the company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 27,000,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on July 23, 2002. As of August 15, 2001, Company received $135,000 for the issuance of 27,000.000 shares of the Company's common stock upon the exercise of these options. On July 24, 2001, the company recognized $40,000 of prepaid consulting expense relating to the issuance of 27,000,000 common stock options.

          Related Parties Convertible Notes Payable.
          -----------------------------------------
          On July 24, 2001, the Board of Directors of the Company authorized and approved 1) the issuance of 140,343,755 shares of the company's common stock to American Top Real estate, Inc. ("ATRE") upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734.41 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001, and 2) the issuance of 12,343,150 shares of the Company's common stock to Mr. Lu, the President of the Company, upon conversion of his $50,000.00 note and accrued interest thereon in the amount of $11,715.75 as of July 23, 2001.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          Convertible Debentures.
          -----------------------
          On July 24, 2001, the Board of Directors of the Company authorized and approved the issuance of 180,928,097 shares of the Company's common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775.00 of its note and all accrued interest thereon in the amount of $138,257.63 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001.

          During the year ended March 31, 2001, the Company had the following significant issuances of its common stock:

          Convertible Debentures.
          ----------------------

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

NOTE 14 - COMMON STOCK OPTIONS

          2001 Stock Option Plan.
          -----------------------
          On July 24, 2001, the Board of Directors of the Company approved the Company's 2001 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006.

          Stock Options.
          -------------
          On July 24, 2001, the Board of Directors of the Company authorized and approved, that it was in the best interest of the Company the that exercise rate ranging from $0.05 to $0.25 of outstanding options granted to the Company's key employees, officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 11,675,000 shares be amended and lowered to $0.005 and further authorized and approved the extension of such options granted to James Lu and Jeffrey Schillen in the amount 600,000 and 400,000 shares, respectively, to April 22, 2004.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          Stock Options.
          -------------
          On July 24, 2001, the Company entered into three consulting agreements that will terminate on July 23, 2002, whereby the consultants will provide consulting service for the company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 27,000,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on July 23, 2002. As of August 15, 2001, Company received $135,000 for the issuance of 27,000.000 shares of the Company's common stock upon the exercise of these options.

          2000 Stock Compensation Plan
          ----------------------------
          On June 9, 2000, the Board of Directors of the Company approved the Company's 2000 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the

          Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment Corporation with shares of common stock of the Company. The Plan authorizes the Board of Directors of the Company to sell or award up to 13,000,000 shares and/or options of the Company's common stock, no par value. The Plan expired on May 31, 2001, and the outstanding balance of options of 5,700,000 shares to be awarded or sold in accordance with this plan was canceled.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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


          The following summarizes the common stock options issued for consulting services through the period ended September 30, 2001:

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 14 - COMMON STOCK OPTIONS (Continued)
                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                              Employees   Consultants     Price
                                             ----------  ------------  ---------
    Options outstanding, March 31, 1999       7,000,000    3,454,000   $  0.100
    Granted                                   4,500,000    9,965,000   $  0.060
    Exercised                                         -   (8,215,000)  $  0.050
    Expired/cancelled                                 -   (1,000,000)  $  0.250
                                             ----------  ------------

    Options outstanding, March 31, 2000      11,500,000    4,204,000   $  0.100
     Granted                                          -    7,900,000   $  0.036
     Exercised                                        -   (7,300,000)  $  0.035
    Expired/cancelled                                 -            -   $      -
                                             ----------  ------------
    Options exercisable, March 31, 2001      11,500,000    4,804,000   $  0.094
                                            ===========  ============   ========

     Granted                                 61,500,000   27,000,000      0.006
     Exercised                                        -  (27,000,000)     0.005
     Expired/cancelled                      (11,500,000) ( 3,204,000)     0.100
                                             ----------  ------------  ---------
    Options exercisable, September 30, 2001  61,500,000    1,600,000   $  0.007
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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          The following summarizes the Company's stock option transactions under the stock option plan:
                                                                       Weighted
                                                                        Average
                                                       Stock Options   Exercise
                                                        Outstanding      Price
                                                       -------------   --------
  Options Outstanding, March 31, 1999                      550,000     $  0.100
  Granted                                                  300,000     $  0.100
  Expired                                                ( 550,000)    $  0.100
                                                       -------------   --------
  Options, Exercisable and Outstanding, March 31, 2000     300,000     $  0.100
                                                       ============    ========

  Granted                                                        -     $  0.000
  Expired                                                        -     $  0.000
                                                       -------------   --------
  Options, Exercisable and Outstanding, March 31, 2001     300,000     $  0.100
                                                       ============    ========

  Granted                                                  175,000     $  0.005
  Cancelled                                               (175,000)    $  0.100
                                                       -------------   --------
  Options, Exercisable and Outstanding,
    September 30, 2001                                     300,000     $  0.045
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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 15 - MAJOR CUSTOMERS

          For the six month period ended September 30, 2001, the Company had net sales to two customers that accounted for approximately 37%, and 14%, respectively.

          For the six month period ended September 30, 2000, the Company had net sales to two customers that accounted for approximately 46% and 11%, respectively.

NOTE 16 - SUBSEQUENT EVENTS

          Consulting Agreements.
          ----------------------
          On October 18, 2001, the Company entered into two consulting agreements that will terminate on October 17, 2002, whereby the consultants will provide consulting service for the company concerning various management, marketing, consulting, strategic planning, and financial matters in connection with the operation of the businesses of the Company. The consultants received options to purchase a total of 30,800,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on October 17, 2002. In November 2001, the Company received $75,000 cash for the issuance of 15,000,000 shares upon the exercise of these options and 800,000 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $4,000.

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


SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 2000:

Results of Operations
---------------------

The Company's net loss for the six months ended September 30, 2001 was approximately $104,000 as compared to a net loss of approximately $533,000 for the same period last year. The primary reason for the net loss was the Company's operating profit of approximately $61,000 offset by other income and expenses of approximately $165,000.

The Company's operating profit for the six months ended September 30, 2001 was approximately $61,000 as compared to an operating loss of approximately $361,000 for the same period last year. The Company's operating profit arose primarily from decreased operating expenses of approximately $194,000 and an increase in gross profit of approximately $228,000.

The Company's sales for the six months ended September, 2001 and 2000, were approximately $2,043,000 and $1,474,000 respectively. The Company's sales increased by approximately $569,000 from the same period a year earlier with increasedvideocassette and DVD product sales of approximately $112,000 and $457,000, respectively. The higher videocassette product sales when compared to the same period a year earlier was attributable to increased orders placed by several of the Company's larger customers. The strategy of shifting its videocassette products to DVD products and the wider acceptance of DVD product line contributed to the increase in DVD sales. The Company plans to acquire new titles for videocassette and DVD products over the remainder of fiscal year 2002. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales were approximately $1,262,000 and $921,000 or 62% of sales for the six months ended September 30, 2001 and 2000, respectively. The increase in cost of goods of approximately $341,000 was primarily the result of increased sales volume.

The Company's gross profit was approximately $781,000 and $553,000, or 38% of sales for the six months ended September 30, 2001 and 2001, respectively. The increase of approximately $228,000 was the mainly the result of increased sales volume.

Gross margin for videocassette products as a percentage to sales for the six months ended September 30, 2001 and 2000 was 37% and 35%, respectively. This increase in videocassette gross margin of 2%, was the primarily the result of lower unit cost. DVD product gross margin was 40% and 46%, respectively. The decrease in DVD product gross margin of 6% when compared the same period a year earlier was mainly the result of sales price erosion.

Selling, General and Administrative expenses for the six months ended September, 2001 and 2000 were approximately $720,000 and $914,000, respectively. The decrease of approximately $194,000 was the result of increases in selling expense of approximately $28,000, offset by a decrease of approximately $222,000 in general and administrative expenses.

General Administrative expenses for the six months ended September, 2001 and 2000 were approximately $477,000 and $699,000 , respectively. The decrease in general administrative expenses of approximately $222,000 was primarily the result of lower rent, bad debt expenses and non-cash consulting and financing costs. Bad debt expense for the six months ended September 30, 2001 and 2000 was approximately $18,000 and $91,000, respectively.

Selling expenses for the six months ended September 30, 2001 and 2000 were approximately $243,000 and $215,000 , respectively. The increase in selling expenses of approximately $28,000 was attributable mainly to higher expense levels in commission expense and advertising and promotional expenses.

Interest expense for the six months ended September, 2001 and 2000 was approximately $177,000 and $160,000 respectively. The increase in interest expense of approximately $17,000 was primarily the result from the failure to accrue interest expense for convertible debentures during the three month period ended June 30, 2000. Such interest was accrued in the subsequent quarter. As of September 30, 2001, the outstanding debt of the Company was approximately $1,600,000 of which the entire amount is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 2001. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

Results of Operations
---------------------

The Company's net profit for the three months ended September 30, 2001 was approximately $106,000 as compared to a net loss of approximately $332,000 for the same period last year. The primary reason for the net profit was the Company's operating profit of approximately $188,000.

The Company's operating profit for the three months ended September 30, 2001 was $188,000 as compared to an operating loss of approximately $196,000 for the same period last year. The increase in the Company's operating profit of approximately $384,000 was the result primarily from decreased operating expenses of approximately $225,000, and an increase in gross profit of approximately $159,000.

The Company's sales for the three months ended September 30, 2001 and 2000,were approximately $1,305,000 and $878,000, respectively. The Company's sales increased by approximately $427,000 from the same period a year earlier with increased videocassette and DVD product sales of approximately $349,000 and $78,000, respectively. The Company plans to acquire new titles for videocassette and DVD products over the remainder of fiscal year 2002. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the three months ended September 30, 2001 and 2000 were approximately $795,000 and $527,000 or 61% and 60% of sales, respectively. The increase in cost of goods of approximately $268,000 was primarily the result of increased sales volume.

Gross profit for the three months ended September 30, 2001 and 2000 was approximately $510,000 and $351,000, or 39% and 40% of sales, respectively. The higher gross margin of approximately $475,000 was primarily the result of higher sales volume.

Selling, General and Administrative expenses for the three months ended September 30, 2001 and 2000 were approximately $322,000 and $547,000, respectively. The decrease of approximately $225,000 was the result of decrease in general administrative expenses of approximately $235,000 offset by an increase in selling expense of approximately $10,000.

General Administrative expenses for the three months ended September 30, 2001 and 2000 were approximately $172,000 and $407,000, respectively. The decrease in general administrative expenses of approximately $235,000 was primarily the result of lower salaries, bad debt expense and non-cash consulting and financing costs. Bad debt expense for the three months ended September 30, 2001 and 2000 was approximately $9,000 and $61,000, respectively.

Selling expenses for the three months ended September 30, 2001 and 2000 were approximately $150,000 and $140,000 respectively. The increase in selling expenses of approximately $10,000 was attributable mainly to higher expense levels in general selling expenses offset by lower salaries.

Interest expense for the three months ended September 30, 2001 and 2000 was approximately $88,000 and $129,000 respectively. The decrease in interest expense of approximately $41,000 was primarily the result from the failure to accrue interest expense for convertible debentures during the three month period ended June 30, 2000. Such interest was accrued in the three months period ended September 30, 2000. As of September 30, 2001, the outstanding debt of the Company was approximately $1,600,000 of which the entire amount is classified as current.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at September 30, 2001 was approximately $1,633,000 as compared with a working capital deficit of $3,192,000 at September 30, 2000. This decrease in the working capital deficit of approximately $1,559,000 was primarily the result of decreased borrowings.

During August of 2001, certain holders of the Company's convertible notes exercised their conversion rights to convert their outstanding convertible notes balances and unpaid interest totaling $1,897,275 and $252,708, respectively, into the common stock of the Company. Such conversion of the aggregate convertible note balances and unpaid interest contributed approximately $2,100,000 towards the reduction of the Company's working capital deficit during the six months ended September 30, 2001.

Operations
-------------
For the six months ended September 30, 2001, net cash used in operations was approximately $245,000 as compared to net cash used in operations of $440,000 for the six months ended September 30, 2000.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

The Company has implemented an alternative cash flow plan to react to this situation. The principal objective of the Company is to have the required financing in place by the end of fiscal 2002, which can lead to a profitable operation if it is successfully implemented, and will be subject to market and other conditions. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

Investing
----------

For the six months ended September 30, 2001 and 2000, investments in masters and artwork were approximately $108,003 and $43,736, respectively. Management continues to seek to acquire new titles to enhance its product lines.

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

On June 4, 2001 and June 26, 2001 the Company borrowed $25,000 and $15,000, respectively, from a consulting firm and ,issued a promissory note which is payable on or before August 5, 2001 and August 25, 2001, respectively. The notes bears interest at 2 1/2% per month and a loan fee of 5% of the principal amount. The notes were personally guaranteed by James Lu. On August 15, 2001, the aggregate unpaid principal balance of the notes, interest and loan fees totaling $44,000 was paid to the consulting firm by the Company to satisfy the obligations.

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

                                    DIAMOND ENTERTAINMENT CORPORATION



Dated: November 14, 2001            By: /s/ James K.T. Lu
                                    ----------------------------------------
                                        James K.T. Lu
                                        President and Chief Executive Officer



Dated: November 14, 200             By:  /s/ Fred U. Odaka
                                    ---------------------------------------
                                         Fred U. Odaka
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)