Form 10QSB
period 2001-12-31
DIAMOND ENTERTAINMENT CORP
filed 2002-02-14
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended December 31, 2001

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

As of December 31, 2001, there were 457,595,650 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                        YES   [   ]     NO   [X]

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1:  Financial Statements

   Consolidated Balance Sheets as of December 31, 2001 [Unaudited]
   and March 31, 2001....................................................  3-4

   Consolidated Statements of Operations for the three and nine months ended December 31, 2001 and 2000 [Unaudited]..................... 5

   Consolidated Statements of Cash Flows for the nine months ended
   September 30, 2001 and 2000 [Unaudited]................................ 6-7

   Notes to Consolidated Financial Statements [Unaudited]................ 8-35


Item 2:  Management's Discussion and Analysis or
         Plan of Operations............................................. 36-40

Part II.  Other Information

Item 1:  Legal Proceedings................................................  40

Item 2:  Changes in Securities............................................  40

Item 3:  Defaults Upon Senior Securities....................................40

Item 4:  Submission of Matters to a Vote of Security Holders............... 40

Item 5:  Other Information................................................. 41

Item 6:  Exhibits and Reports on Form 8-K...................................41

Signatures................................................................. 41

Part I.  Financial Information
Item 1:  Financial Statements


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               December 31,        March 31,
                                                                    2001              2001
                                                               -------------    -------------
                                   (Unaudited)
         ASSETS
CURRENT ASSETS,
   Cash and cash equivalents                                  $      116,263    $     29,900
   Accounts receivable, net of allowance for
     Doubtful accounts of $144,697 and $144,542                      697,983         413,020
   Inventory                                                         881,687       1,088,951
   Due from related party                                            200,541         101,366
   Prepaid expenses and other current assets                          76,574          45,714
                                                               -------------    -------------
     Total current assets                                          1,973,048       1,678,951

PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $1,079,343 and $1,030,785             167,854         199,487

FILM MASTERS AND ARTWORK, less
   accumulated amortization of $3,966,674 and $3,901,070             233,567         145,817

INVESTMENT IN EQUITY SUBSIDIARY                                       60,725          60,725

OTHER ASSETS                                                          36,269          62,982
                                                                ------------   --------------

       TOTAL ASSETS                                            $   2,471,463    $  2,147,962
                                                               =============    =============






The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                               December 31,     March 31,
                                                                    2001            2001
                                                               -------------    -------------
                                                                       (Unaudited)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                              $          -     $    224,681
   Accounts payable and accrued expenses                          1,639,209        1,789,523
   Due to factor                                                    396,361          319,303
   Financing agreement payable                                      151,777          311,807
   Notes payable - current portion                                      613           42,576
   Related parties - notes and advances payable
     -current portion                                               755,533        1,478,233
   Convertible debentures - current portion                         100,000        1,142,675
   Capital lease obligations - current portion                            -           17,600
   Other current liabilities                                              -           10,057
                                                               -------------    -------------
     Total current liabilities                                    3,043,493        5,336,455

   Notes payable, less current portion                                    -                -
   Related parties - notes and advances payable,
    less current portion                                                  -          150,000
   Convertible debentures, less current portion                                            -
   Capital lease obligations, less current portion                        -                -
                                                               -------------    -------------
       TOTAL LIABILITIES                                          3,043,493        5,486,455
                                                               -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 12)                                   -                -

STOCKHOLDERS' DEFICIENCY
   Convertible  preferred  stock, no par value; 4,999,950
     and 5,000,000  shares authorized; 483,251 issued
     (of which 172,923 are held in treasury)                        376,593          376,593
   Series A convertible preferred stock, $10,000 per share
     stated value; 50 shares authorized; 40 issued and
     outstanding                                                    346,400          346,400
   Series B convertible preferred stock, $10,000 per share
     stated value; 87 shares authorized; 58 issued and
     outstanding                                                    508,985                -
   Common stock, no par value; 600,000,000 shares authorized;
     457,595,650 and 81,180,648 issued and outstanding           16,956,618       14,552,635
   Accumulated deficit                                          (18,711,823)     (18,565,318)
   Treasury stock                                               (    48,803)     (    48,803)
                                                               -------------    -------------
     TOTAL STOCKHOLDERS' DEFICIENCY                             (   572,030)     ( 3,338,493)
                                                               -------------    -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $  2,471,463     $  2,147,962
                                                               =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  [UNAUDITED]


                                             Three months ended         Nine months ended
                                               December 31,              December 31,
                                          ------------------------   -------------------------
                                             2001          2000         2001           2000
                                         -----------  ----------     -----------   -----------
SALES  - net                             $ 1,136,728  $  919,694    $  3,179,347   $ 2,393,260
COST OF GOODS SOLD                           714,470     523,331       1,975,994     1,444,123
                                         -----------  ----------     -----------   -----------

GROSS PROFIT                                 422,258     396,363       1,203,353       949,137

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                   430,067     579,287       1,150,121     1,493,139
                                         -----------  ----------     -----------   -----------
PROFIT (LOSS) FROM OPERATIONS                ( 7,809)   (182,924)         53,232    (  544,002)
                                         -----------  ----------     -----------   -----------
OTHER INCOME (EXPENSES)
  Interest Expense                           (73,105)  ( 139,454)      ( 250,237)    ( 300,098)
  Other income                                38,634   (   7,488)         50,500     (  18,555)
                                         -----------  ----------     -----------   -----------
PROFIT (LOSS) BEFORE INCOME TAXES            (34,471)  ( 329,866)      ( 199,737)    ( 862,655)
                                         -----------  ----------     -----------   -----------

INCOME TAXES                                       -           -               -             -
                                         -----------  ----------     -----------   -----------

NET PROFIT (LOSS)                            (42,280)  ( 329,866)       (146,505)    ( 862,655)
                                         ===========  ==========     ===========   ===========

LOSS PER SHARE
  Basic                                  $   (   .00) $ (    .00)    $  (    .00)  $ (    .01)
                                         ===========  ==========     ===========   ===========

  Diluted                                $   (   .00) $ (    .00)    $  (    .00)  $ (    .01)
                                         ===========  ==========     ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             December 31,
                                                        2001            2000
                                                     ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $ ( 146,505)    $ ( 862,655)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
       Depreciation and amortization                     65,483         233,256
       Provision for doubtful accounts                   27,000         101,001
       Non-cash consulting and compensation expense           -         149,338

       Changes in assets and liabilities
        Due from related party                         ( 79,650)              -
        Accounts receivable                            (311,963)      ( 126,352)
        Inventory                                       207,264         146,887
        Prepaid expenses and other current assets      ( 50,385)         31,279
        Other assets                                     26,713       (   2,000)
       Increase (decrease)
        Accounts payable and accrued expenses          (274,888)        441,065
        Deferred costs                                        -          87,083
        Other                                           (10,057)      ( 110,179)
                                                      ----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (546,988)      (  88,723)
                                                      ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Repayment by ATRE                                          -         122,900
   Purchase of property and equipment                   (16,925)      (   9,549)
Purchase of film masters and artwork                   (153,355)      (   4,572)
                                                      ----------     -----------
NET CASH USED IN (PROVIDED BY)INVESTING ACTIVITIES     (170,280)      ( 108,779)
                                                      ----------     -----------





The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                   (UNAUDITED)

                                                            December 31,
                                                        2001           2000
                                                     ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                224,681      (   19,428)
   Net repayments of financing agreement                             (  246,964)
   Proceeds (payments) from notes payable               (82,972)     (   93,598)
   Proceeds from notes payable (related party)          (41,963)              -
   Payments of notes payable (related party)                  -      (1,270,985)
   Proceeds from convertible debentures                  33,400         809,500
   Payment of convertible debentures                    ( 4,900)     (    2,700)
   Payments on capital leases                           (17,600)     (   21,327)
   Proceeds from the exercise of options                214,000         215,000
   Proceeds from issuance of Series A
      Preferred Stock                                         -         433,000
   Proceeds from issuance of Series B
      Preferred Stock                                   478,985               -
                                                     ----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               803,631        (197,502)
                                                     ----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                86,363               0

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            29,900               0
                                                     ----------     -----------
CASH AND CASH EQUIVALENTS - END OF YEAR              $  116,263     $         0
                                                     ==========     ===========
SUPPLEMENTAL INFORMATION

  CASH PAID FOR:
     Interest                                        $  153,770     $   132,191
                                                     ==========    ============
     Income taxes                                    $        -    $          -
                                                     ==========    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the nine months ended December 31, 2001, the company had the following financing activity:

     Issued 333,615,002 shares of common stock for conversion of notes payable and convertible debentures. (See Note 13)

     On July 24, 2001, the company recognized $40,000 of prepaid consulting expense relating to the issuance of 27,000,000 common stock options. (See
     Note 13)

For the nine months ended December 31, 2000, the Company had the following financing activity:

     Issued a $72,000 promissory note in settlement for the 2000 termination of an operating lease.

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001

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

     The accompanying consolidated financial statements include the accounts of Diamond Entertainment Corporation (the "Company"), organized under the laws of the State of New Jersey on April 3, 1986 and its wholly owned subsidiaries:

          1) Jewel Products International, Inc. ("JPI") incorporated under the laws of the state of California on November 25, 1991;

2)       Grand Duplication Corporation ("Grand"), incorporated under the laws of the state of California on August 13, 1996; and

3) GalaxyNet International, Inc. ("Galaxy"), incorporated under the laws of the state of Delaware on July 15, 1998.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Nature of Business (continued)
     -----------------------------

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentrations of Credit Risk
     -----------------------------
     Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of December 31, 2001 and March 31 2001, with financial institutions subject to a credit risk beyond the insured amount.

     Inventory
    ---------
     Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. Inventory consists primarily of videocassettes, DVD's, general merchandise, patented toys, furniture, and Cine-Chrome gift cards.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001

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

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred. Advertising costs were approximately $30,551 and $1,661 for the nine months ended December 31,2001, and 2000, respectively.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Loss Per Share (continued)
     ------------------------------
     The shares used in the computation of loss per share were as follows:

                                                  December 31,
                                            2001                 2000
                                        -----------           ----------
                    Basic                285,033,427          68,011,807
                                        ============         ===========
                    Diluted              285,033,427          68,011,807
                                        ============         ===========


     Comprehensive Income
     --------------------
     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying consolidated financial statements.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

NOTE 2 - GOING CONCERN (Continued)

     Contract Replication and Contract Packaging Service (continued)

          o Use the Company's association with its alliance company to penetrate this market segment by broadcasting to the Company's potential contract customers the unique capabilities, experience and consistency of production capabilities provided.

     The Company believes it has adequate cash resources to sustain its operations through the fourth quarter of fiscal 2002, when it expects to generate a positive cash flow. The Company is continuing to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes and to convert debt to equity. The principal objective of the Company is to implement the above items in fiscal 2002, which will lead to a profitable operation if the items are successfully implemented, and subject to market and other conditions. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, 2001 and March 31, 2001, net of allowance for doubtful accounts were approximately $697,983 and $413,020,respectively. Substantially all of the accounts receivable as of December 31, 2001 and March 31, 2001 have been factored and pledged as collateral under a factoring agreement (see Note 8).

     The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt is established for any receivables whose collection is in doubt or for returns and a reserve is also established for an estimate of the remaining accounts.

     As of December 31, 2001 and March 31, 2001, the Company had an allowance for doubtful accounts of $144,697 and $144,542, respectively.

NOTE 4 - INVENTORY

     Inventory consisted of the following as of:

                                                December 31,        March 31,
                                                    2001              2000
                                                -------------     -----------
             Raw materials                      $    801,338      $   944,215
             Finished goods                          891,269          844,895
                                                -------------     -----------
                                                                    1,789,110
             Less: valuation allowance            (  810,920)        (700,159)
                                                -------------     -----------
             Inventory, net                     $    881,687      $ 1,088,951
                                                =============     ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001

NOTE 4 - INVENTORY (Continued)

     Allowance
     ---------
     An allowance has been established for inventory of $810,920 and $700,159 as of December 31, 2001 and March 31, 2001. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

               (a) restricted to specified distribution territories as a result of legal settlements; and

               (b) inventory which has passed its peak selling season.

NOTE 5 - DUE FROM RELATED PARTIES

     As of December 31, 2001, and March 31, 2001 the Company advanced $200,541 and $101,366 to an officer of the Company. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. The loan is due in December 2002.

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of:

                                                December 31,        March 31,
                                                    2001               2001
                                                ------------       -----------
         Furniture and equipment                $ 1,182,535        $ 1,165,610
         Automobile                                  24,487             24,487
         Leasehold improvements                      40,175             40,175
                                                ------------       -----------
                                                  1,247,197          1,230,272
         Less:  accumulated depreciation and
           amortization                          (1,079,343)        (1,030,785)
                                                ------------       -----------
         Property and equipment, net            $   167,854        $   199,487
                                                ============       ===========

     Depreciation expense for the nine months ended December 31, 2001 and 2000 was approximately $48,729 and $117,891, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001

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

     For the nine months ended December 31, 2001 and 2000, there were no investment income or loss from ATRE.

     As of December 31, 2001 and March 31, 2001, the investment in ATRE totaled $60,725 and $60,725, respectively.

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

     The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. The asset-based portion of the borrowings is determined by the lesser of i) $800,000, ii) 25% of the client's finished toy inventory or iii) 55% of the clients finished videotape inventory. The cost of funds for the inventory portion of the borrowings is at 1.4% per month on the average loan balance each month. The agreement stipulated an $8,000 per week payment against the asset-based note payable, which was modified on June 5, 2000, to $4,000 per week. The term of asset-based note was extended to January 1, 2003. The Company paid interest of approximately $154,000 and $132,000 for the nine months ended December 31, 2001 and 2000, respectively. The financing agreement and factor advances were as follows:

                                              December 31,         March 31,
                                                   2001                2001
                                              --------------     -------------
       Due to factor payable                  $    396,361       $    319,303
       Financing agreement payable -
        inventory                                  151,777             311,807
                                             --------------       ------------
                                              $    548,138        $    631,110
                                             ==============       ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001

NOTE 9 - NOTES PAYABLE

     Notes payable represents the following as of:

                                                December 31,        March 31,
                                                    2001                2001
                                               -------------       -----------
                  a) Waring Investments        $           -       $     4,585
                  b) Automobile                          613             5,905
                  c) Other                                 -            32,086
                                               -------------       -----------
                                                         613            42,576
                  Less current                       (   613)          (42,576)
                                               --------------       ----------
                  Long term                    $           -        $        -
                                               =============        ==========

     a)   Waring Investments
          ------------------
          Note payable bearing interest at the rate of 16% per annum with twelve monthly installments of principal of $2,292. This note is guaranteed by the President of the Company and is subordinated to the financing agreement payable. Since, the Company did not pay-off the note on the scheduled maturity date, the lender has extended the maturity date and assessed an additional interest charge of 20% per annum as a penalty on the unpaid balance each month. As of December 31, 2001 and March 31, 2001, the outstanding balances were $-0- and $4,585, respectively.

     b)   Automobile
          ----------
          The Company has a vehicle financing agreement with monthly payments of $562 for principal and interest at 9.75% per annum. The balance as of December 31, 2001 and March 31, 2001 was $613 and $5,905 respectively.

     c)   Other
          -----
          As of December 31, 2001 and March 31, 2001, the Company had various payables aggregating $-0- and $32,086, due on demand.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001

NOTE 10 - RELATED PARTIES - NOTES AND ADVANCES PAYABLE

          Related parties - notes and advances payable consist of the following as of:
                                                   December 31,     March 31,
                                                       2001             2001
                                                   ------------   ------------
           a) Convertible note payable - ATRE      $         -    $    809,500
           b) Note payable - ATRE                      619,600         576,300
           c) Note payable - Jeffrey Schillen           29,300          71,300
           d) Convertible note payable -
               Jeffrey Schillen                        100,000         100,000
           d) Convertible note payable - James Lu            -          50,000
           e) Note payable - Golden Gulf                 6,633          21,133
                                                   ------------   ------------
                                                       755,533       1,628,233
           Less:  current portion                     (755,533)     (1,478,233)
                                                   ------------   -------------
           Long term                               $         -    $    150,000
                                                   ============   ============

     a)   Convertible Note Payable - ATRE
          -------------------------------
          As of June 30, 1999, the Company had $809,500 due to a related party for payment of trade payables. In October 1999, the outstanding balance was converted into a convertible debenture at 7% per annum due and payable on or before September 30, 2001. At the option of the lender all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. As of March 31, 2001, the outstanding balance was $809,500. On July 24, 2001, the Board of Directors of the Company authorized and approved 1) the issuance of 140,343,755 shares of the company's common stock to American Top Real estate, Inc. ("ATRE") upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734.41 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001. (See Note 13)

     b)   Note Payable - ATRE
          -------------------
          As of December 31, 2001 and March 31, 2001, the Company was advanced $619,600 and $576,300, from ATRE (see Note 7), bearing interest at the rate of 14% per annum, and due on demand.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2001

NOTE 10 - RELATED PARTIES - NOTES AND ADVANCES PAYABLE (Continued)

     c)   Note Payable - Jeffrey Schillen
          -------------------------------
          As of December 31, 2001 and March 31, 2001, the Company has a $29,300 and $71,300 note payable, due to an officer, bearing interest at the rate of 10% per annum, and due on demand.

    d)   Convertible Debentures - Related Parties
          ----------------------------------------
          During March and June 1999, the Company entered into two convertible debentures for $50,000 and $100,000, respectively. The debentures bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender's at a conversion rate of $0.05 per share. On July 24, 2001, the Board of Directors of the Company approved the reduction of the original conversion rate of $0.05 down to $0.005 per share and allowed the holders of the notes to also convert any accrued interest against such notes. On July 24, 2001, the Board of Directors of the Company authorized and approved the issuance of 12,343,150 shares of the Company's common stock to Mr. Lu, the President of the Company, upon conversion of his $50,000.00 note and accrued interest thereon in the amount of $11,715.75 as of July 23, 2001. As of December 31, 2001 the debenture for $100,000 was not converted. (See Note 13)

     e)   Note Payable - Golden Gulf
          --------------------------
          As of December 31, 2001 and March 31, 2001, the Company has a $6633 and $21,133 note payable, due to Golden Gulf Capital Group, bearing interest at the rate of -0-%, and due on demand.

NOTE 11 - CONVERTIBLE DEBENTURES

          Convertible debentures consisted of the following as of:

                                            December 31,            March 31,
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
                                             ============         ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 11 - CONVERTIBLE DEBENTURES (Continued)

          a) During February and March 1999, the Company entered into convertible debentures for $175,000 and $100,000, respectively. The debentures bear interest at 10% with principal and interest due on the first anniversary of the date of issuance. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share. As of March 2000, one investor converted the $175,000 note into 3,500,000 shares of the Company's common stock. As of December 31, 2001 and March 31, 2001, the outstanding balance of convertible debentures was $100,000, for which the lender extended the due date to March 2001.

          b) As of March 31, 1999, the Company had $1,118,425 due to a related party for payment of trade payables. In October 1999, the Company ceased to have a relationship with the party, so the outstanding balance of $1,050,775 was converted into a convertible debenture. The debenture bears interest at 10% with principal and interest due on the first anniversary of the date of issuance. At the option of the holder, all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. On July 24, 2001,the Board of Directors of the Company authorized and approved the issuance of 180,928,097 shares of the Company's common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775.00 of its note and all accrued interest thereon in the amount of $138,257.63 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001. As of December 31, 2001 and March 31, 2001, the outstanding balance was $-0- and $1,042,675, respectively.

NOTE 12 - COMMITMENTS AND CONTIGENCIES

          Royalty Commitments
          -------------------
          The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the nine months ended December 31, 2001 and 2000, royalty expense was $25,763 and $16,729 respectively, pursuant to these agreements.

          Video Agreements
          ----------------
          The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 12 - COMMITMENTS AND CONTIGENCIES (Continued)

          Employment Agreements
          ---------------------
          In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. These agreements terminate in the year 2001 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The officers at current market prices in installment payments with a five-year promissory note with interest can purchase the common stock at 6% per annum. As of December 31, 2001 and March 31, 2001, the officers did not purchase these shares.

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

          The Company's future minimum annual aggregate rental payments for capital and operating leases that have initial or remaining term in excess of one year are as follows:

                                                       Capital        Operating
                                                        Leases          Leases
                                                     -----------    -----------
           Quarter Ending December 31,:
           2002                                      $        -     $   126,000
           2003                                               -          10,500
                                                     -----------    -----------
           Total minimum lease payments                       -     $   136,500
                                                     ===========    ===========



          Rent expense for the nine months ended December 31, 2001 was approximately $98,935.

          There were no property held under the capital leases as of December 31, 2001.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

          During the nine months ended December 31, 2001, the Company had the following significant issuance of its common stock:

          Consulting Agreements
          ---------------------
          On November 30, 2001, the Company entered into a consulting agreement that will terminate on November 29, 2002. The consultant will provide consulting service for the Company concerning various strategic marketing planning, licensing consulting and other matters in connection with the operation of the businesses of the Company. The consultant received options to purchase a total of 1,500,000 of the Company's common stock exercisable at $0.03 per share in exchange for services to be rendered. Of such options, 1,000,000 shares will be exercisable immediately and 500,000 shares will be exercisable commencing on November 30, 2002 and will expire on November 29, 2002 and November 29, 2003, respectively. As of December 31, 2001, none of the options were exercised.

          On October 18, 2001, the Company entered into two consulting agreements that will terminate on October 17, 2002, whereby the consultants will provide consulting services for the Company concerning various management, marketing, consulting, strategic planning, and financial matters in connection with the operation of the businesses of the Company. The consultants received options to purchase a total of 30,800,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on October 17, 2002. In November 2001, the Company received $75,000 cash for the issuance of 15,000,000 shares upon the exercise of these options and 800,000 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $4,000. At December 31, 2001, 15,000,000 shares of these options remained outstanding.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          Consulting Agreements (Continued)
          ---------------------------------
          On July 24, 2001, the Company entered into three consulting agreements that will terminate on July 23, 2002, whereby the consultants will provide consulting service for the company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 27,000,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on July 23, 2002. As of August 15, 2001, Company received $135,000 for the issuance of 27,000.000 shares of the Company's common stock upon the exercise of these options. On July 24, 2001, the company recognized $40,000 of prepaid consulting expense relating to the issuance of 27,000,000 common stock options. During the three months ended December 31, 2001, the Company expensed $12,000.00 of such prepaid consulting expenses.

          Related Parties - Convertible Notes Payable
          ------------------------------------------
          On July 24, 2001, the Board of Directors of the Company authorized and approved 1) the issuance of 140,343,755 shares of the company's common stock to American Top Real estate, Inc. ("ATRE") upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734.41 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001, and 2) the issuance of 12,343,150 shares of the Company's common stock to Mr. Lu, the President of the Company, upon conversion of his $50,000.00 note and accrued interest thereon in the amount of $11,715.75 as of July 23, 2001.

          Convertible Debentures
          ----------------------
          On July 24, 2001, the Board of Directors of the Company authorized and approved the issuance of 180,928,097 shares of the Company's common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775.00 of its note and all accrued interest thereon in the amount of $138,257.63 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001.

          During the year ended March 31, 2001, the Company had the following significant issuances of its common stock:

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          Stock Options
          -------------
          During June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares of common stock upon the exercise of these options and the remaining options of 1,142,837 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of an obligation totaling $10,000 in principal and interest, owed to the same consultant.

          Convertible Debentures
          ----------------------
          As of March 31, 2001, 11,546,619 shares of common stock were issued for the conversion of Series A convertible preferred stock (see Series A Convertible Preferred Stock).

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

          Series B Convertible Preferred Stock
          ------------------------------------
          On November 16, 2001, the Company amended its articles of incorporation to authorize the issuance 87 shares of no par value, Series B Convertible Preferred Stock with a stated value of $10,000 per share. This new issuance was created out of the 5,000,000 shares of authorized, no par value, preferred stock.

          On November 16, 2001, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with 4 investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 58 shares of Series B Convertible Preferred Stock for total consideration of $580,000, or $10,000 per share.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          Series B Convertible Preferred Stock (Continued)
          ------------------------------------------------
          Commencing May 15, 2002, the Series B Preferred Stock is convertible, at the investor's option, into shares of the Company's Common Stock and automatically converts into Common Stock on November 16, 2003. The conversion price of the Series B Preferred Stock is the lower of $.02 per share or 70% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the 30 trading day period preceding the date of conversion. The conversion price of the Series B Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets. The Series B Preferred Stock also provides for additional shares of the Company's Common Stock calculated at a rate of 6% to determine the conversion rate of the Company's Common Stock upon conversion.

          Additional features of the Series B Preferred Stock include, among other things:

               i) a redemption feature at the option of the Company commencing May 15, 2002 of shares of Series B Preferred Stock having a stated value of up to $100,000;

               ii) a mandatory redemption feature upon the occurrence of certain events such as a merger, reorganization, restructuring, consolidation or similar event, and a liquidation preference over the Common Stock in the event of a liquidation, winding up or dissolution of the Company; and

               iii) the Series B Preferred Stock does not provide any voting rights, except as may be required by law.

          Under Registration Rights Agreements the Company entered into with the purchasers of the Series B Preferred Stock, the Company is required to file a registration statement to register the Common Stock issuable upon conversion of the Series B Preferred Stock under the Securities Act to provide for the resale of such Common Stock. The Company is required to keep such a registration statement effective until all of such shares have been resold.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          Series A Convertible Preferred Stock, continued
          -----------------------------------------------
          On May 11, 2000, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with eight investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 50 shares of Series A Convertible Preferred Stock for total consideration of $500,000, or $10,000 per share.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          Series A Convertible Preferred Stock, continued
          -----------------------------------------------
          As of March 31, 2001, 10 shares of Series A Convertible Preferred Stock with a stated value of $10,000 per share were converted into 11,546,619 shares of common stock at a price per share equaling 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion prices ranged from $0.00832 to $0.00920.

          Warrants
          --------
          On November 16, 2001, in connection with the sale of 58 shares of the Company's Series B Preferred Stock to 4 investors, the Company issued warrants to purchase an aggregate of 8,700,000 shares of the Company's Common Stock to such investors at an exercise price per share equal to $0.02, expiring on November 15, 2006. The purchase rights represented by the warrants may be exercised in whole or in part at any time and from time to time during the term commencing on November 16, 2001.

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

NOTE 14 - COMMON STOCK OPTIONS

          2001 Stock Option Plan
          ----------------------
          On July 24, 2001, the Board of Directors of the Company approved the Company's 2001 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 14 - COMMON STOCK OPTIONS, Continued

          Stock Options
          -------------
          On November 30, 2001, the Company entered into a consulting agreement that will terminate on November 29, 2002. The consultant will provide consulting service for the Company concerning various strategic marketing planning, licensing consulting and other matters in connection with the operation of the businesses of the Company. The consultant receive options to purchase a total of 1,500,000 of the Company's common stock exercisable at $0.03 per share in exchange for serves to be rendered. Of such options, 1,000,000 shares will be exercisable immediately and 500,000 shares will be exercisable commencing on November 30, 2002 and will expire on November 29, 2002 and November 29, 2003, respectively. As of December 31, 2001, none of the options were exercised.

          In connection with the terms of the sales of the Company's Series B Preferred Shares, the Company is required, so long as any of the Series B Preferred Shares are outstanding, to reserve and keep available out of its authorized and unissued shares of Common Stock, solely for the purpose of effecting the conversion of the Series B Preferred Shares, 130% of the shares of common stock required to convert the Series B Preferred Shares on the filing date of the related registration statement. In order to be in compliance with this reserve clause, the President of the Company on November 16, 2001, agreed to waive his rights to exercise 29,000,000 of his outstanding stock options of the Company's common stock until such time the reserve requirement would permit the exercise of such options. On November 16, 2001, the Company's board of directors approved and the Company issued to the Company's President, options to purchase 14,500,000 shares of the Company's common stock for his waiving his aforementioned exercise rights and for his part in the successful sale of the Company's Series B Preferred Shares. The options will be exercisable at $0.006 per share at such time permitted by the Company's Series B Preferred Shares reserve clause. The options expire 5 years from the date of grant.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          Stock Options (Continued)
          -------------------------
          On October 18, 2001, the Company entered into two consulting agreements that will terminate on October 17, 2002, whereby the consultants will provide consulting service for the company concerning various management, marketing, consulting, strategic planning, and financial matters in connection with the operation of the businesses of the Company. The consultants received options to purchase a total of 30,800,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on October 17, 2002. In November 2001, the Company received $75,000 cash for the issuance of 15,000,000 shares upon the exercise of these options and 800,000 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $4,000. At December 31, 2001, 15,000,000 shares of these options remained outstanding.

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

          On July 24, 2001, the Company entered into three consulting agreements that will terminate on July 23, 2002, whereby the consultants will provide consulting service for the company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 27,000,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on July 23, 2002. As of August 15, 2001, Company received $135,000 for the issuance of 27,000,000 shares of the Company's common stock upon the exercise of these options. In connection with the issuance of theses options, the Company recorded in July 2001, prepaid consulting expenses of $40,000.00. During the three months ended December 31, 2001, the Company expensed $12,000.00 of such prepaid consulting expenses.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          2000 Stock Compensation Plan, Continued
          ---------------------------------------
          o On July 24, 2000, the Company engaged a consulting firm for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and conditions. The consulting firm was granted options to purchase 600,000 shares of the Company's common stock with an exercise price at $0.05 per share and the options shall expire on July 24, 2003. These options were not exercised as of June 30, 2001, and the Company believes the firm has not performed under the agreement.

          The following summarizes the common stock options issued for consulting services through the period ended December 31, 2001:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                              Employees   Consultants     Price
                                             ----------  ------------  ---------
    Options outstanding, March 31, 1999       7,000,000    3,454,000   $  0.100
    Granted                                   4,500,000    9,965,000   $  0.060
    Exercised                                         -   (8,215,000)  $  0.050
    Expired/cancelled                                 -   (1,000,000)  $  0.250
                                             ----------  ------------

    Options outstanding, March 31, 2000      11,500,000    4,204,000   $  0.100
     Granted                                          -    7,900,000   $  0.036
     Exercised                                        -   (7,300,000)  $  0.035
    Expired/cancelled                                 -            -   $      -
                                             ----------  ------------  --------
    Options outstanding, March 31, 2001      11,500,000    4,804,000   $  0.094
                                            ===========  ============   ========

     Granted                                 76,000,000   59,300,000      0.006
     Exercised                                        -  (42,800,000)     0.005
     Expired/cancelled                      (11,500,000) ( 3,204,000)     0.100
                                             ----------  ------------  ---------
    Options outstanding, December 31, 2001   76,000,000   18,100,000   $  0.008
                                            ===========  ===========   ========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          2000 Stock Compensation Plan, Continued
          ---------------------------------------
          The Company applies SFAS No. 123, and related interpretations, for stock options issued to consultants in accounting for its stock options. Compensation expense has been recognized for the Company's stock-based compensation for consulting services in the amount of $0 and $17,417 for the quarters ended June 30, 2001 and 2000, respectively.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 14 - COMMON STOCK OPTIONS (Continued)

          The following summarizes the Company's stock option transactions under the stock option plan:
                                                                       Weighted
                                                                        Average
                                                       Stock Options   Exercise
                                                        Outstanding      Price
                                                       -------------   --------
  Options Outstanding, March 31, 1999                      550,000     $  0.100
  Granted                                                  300,000     $  0.100
  Expired                                                ( 550,000)    $  0.100
                                                       -------------   --------
  Options, Exercisable and Outstanding, March 31, 2000     300,000     $  0.100
                                                       ============    ========

  Granted                                                        -     $  0.000
  Expired                                                        -     $  0.000
                                                       -------------   --------
  Options, Exercisable and Outstanding, March 31, 2001     300,000     $  0.100
                                                       ============    ========

  Granted                                                  175,000     $  0.005
  Cancelled                                               (175,000)    $  0.100
                                                       -------------   --------
  Options, Exercisable and Outstanding,
    December 31, 2001                                      300,000     $  0.045
                                                        ===========    ========

          The weighted average remaining contract lives of stock options outstanding are 1.42 years.

          The Company has adopted only the disclosure provisions of SFAS No. 123 for stock options issued to employees for services rendered. It applies APB 25 and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for stock and options issued under compensatory plans and to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards vested under the plan consistent with the methodology prescribed by SFAS 123, the Company's net loss would not have changed for the nine month period ended December 31, 2001.

NOTE 15 - MAJOR CUSTOMERS

          For the nine month period ended December 31, 2001, the Company had net sales to two customers that accounted for approximately 24%, and 19%, respectively.

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


NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 2000:

Results of Operations
---------------------

The Company's net loss for the nine months ended December 31, 2001 was approximately $147,000 as compared to a net loss of approximately $863,000 for the same period last year. The primary reason for the net loss was the Company's operating profit of approximately $53,000 offset by other income and expenses of approximately $200,000.

The Company's operating profit for the nine months ended December 31, 2001 was approximately $53,000 as compared to an operating loss of approximately $544,000 for the same period last year. The Company's operating profit arose primarily from decreased operating expenses of approximately $343,000 and an increase in gross profit of approximately $254,000.

The Company's sales for the nine months ended December 31, 2001 and 2000, were approximately $3,179,000 and $2,393,000 respectively. The Company's sales increased by approximately $786,000 from the same period a year earlier with increased videocassette and DVD product sales of approximately $66,000 and $690,000, respectively. The higher videocassette product sales when compared to the same period a year earlier was attributable to increased orders placed by several of the Company's larger customers. The strategy of shifting its videocassette products to DVD products and the wider acceptance of DVD product line contributed to the increase in DVD sales. The Company plans to acquire new titles for videocassette and DVD products over the remainder of fiscal year 2002. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales were approximately $1,976,000 and $1,444,000 or 62% and 60& of sales for the nine months ended December 31, 2001 and 2000, respectively. The increase in cost of goods of approximately $532,000 was primarily the result of increased sales volume.

The Company's gross profit was approximately $1,203,000 and $949,000, or 38% and 40% of sales for the nine months ended December 31, 2001 and 2000, respectively. The increase of approximately $254,000 was the mainly the result of increased sales volume.

Gross margin for videocassette products as a percentage to sales for the nine months ended December 31, 2001 and 2000 was 35% and 35%, respectively. DVD product gross margin was 42% and 54%, respectively. The decrease in DVD product gross margin of 12% when compared the same period a year earlier was mainly the result of sales price erosion.

Selling, General and Administrative expenses for the nine months ended December 31, 2001 and 2000 were approximately $1,150,000 and $1,493,000, respectively. The decrease of approximately $343,000 was the result of increases in selling expense of approximately $67,000, offset by a decrease of approximately $410,000 in general and administrative expenses.

General Administrative expenses for the nine months ended December 31,2001 and 2000 were approximately $725,000 and $1,135,000 , respectively. The decrease in general administrative expenses of approximately $410,000 was primarily the result of lower rent, bad debt expenses, depreciation expense, consulting expense and non-cash consulting and financing costs. Bad debt expense for the nine months ended December 31, 2001 and 2000 was approximately $27,000 and $101,000, respectively.

Selling expenses for the nine months ended December 31, 2001 and 2000 were approximately $425,000 and $358,000 , respectively. The increase in selling expenses of approximately $67,000 was attributable mainly to higher expense levels in freight expense, commission expense, royalty expense and advertising and promotional expenses.

Interest expense for the nine months ended December 31, 2001 and 2000 was approximately $250,000 and $300,000 respectively. The increase in interest expense of approximately $50,000 higher level of borrowing. As of December 31, 2001, the outstanding debt of the Company was approximately $1,404,000 of which the entire amount is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 2001. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2000:

Results of Operations
---------------------

The Company's net loss for the three months ended December 31, 2001 was approximately $42,000 as compared to a net loss of approximately $330,000 for the same period last year. The primary reason for the net loss was the Company's operating loss of approximately $5,000.

The Company's operating loss for the three months ended December 31, 2001 was approximately $7,000 as compared to an operating loss of approximately $183,000 for the same period last year. The decrease in the Company's operating loss of approximately $178,000 was the result primarily from decreased operating expenses of approximately $149,000, and an increase in gross profit of approximately $26,000.

The Company's sales for the three months ended December 31,2001 and 2000,were approximately $1,137,000 and $920,000, respectively. The Company's sales increased by approximately $217,000 from the same period a year earlier with decreased videocassette of approximately $46,000 offset by an increase in DVD product sales of approximately $244,000. The Company plans to acquire new titles for videocassette and DVD products over the remainder of fiscal year 2002. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the three months ended December 31, 2001 and 2000 were approximately $715,000 and $523,000 or 63% and 57% of sales, respectively. The increase in cost of goods of approximately $192,000 was primarily the result of increased sales volume.

Gross profit for the three months ended December 31, 2001 and 2000 was approximately $422,000 and $396,000, or 37% and 43% of sales, respectively. The higher gross margin of approximately $26,000 was primarily the result of higher sales volume.

Selling, General and Administrative expenses for the three months ended December 31, 2001 and 2000 were approximately $430,000 and $579,000, respectively. The decrease of approximately $149,000 was the result of decrease in general administrative expenses of approximately $53,000 offset by an increase in selling expense of approximately $39,000.

General Administrative expenses for the three months ended December 31, 2001 and 2000 were approximately $239,000 and $292,000 , respectively. The decrease in general administrative expenses of approximately $53,000 was primarily the result of lower salaries, rent expense, depreciation expense, other miscellaneous expense and non-cash consulting and financing costs. Bad debt expense for the three months ended December 31, 2001 and 2000 was approximately $9,000 and $10,000, respectively.

Selling expenses for the three months ended December 31, 2001 and 2000 were approximately $182,000 and $143,000 respectively. The increase in selling expenses of approximately $39,000 was attributable mainly to higher expense levels in advertising expenses, royalties, freight costs offset by lower salaries.

Interest expense for the three months ended December 31, 2001 and 2000 was approximately $73,000 and $139,000 respectively. The decrease in interest expense of approximately $66,000 was primarily the result of lower levels of borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at December 31, 2001 was approximately $1,070,000 as compared with a working capital deficit of $3,658,000 at December 31, 2000. This decrease in the working capital deficit of approximately $2,588,000 was primarily the result of decreased borrowings.

During August of 2001, certain holders of the Company's convertible notes exercised their conversion rights to convert their outstanding convertible notes balances and unpaid interest totaling $1,897,275 and $252,708, respectively, into the common stock of the Company. Such conversion of the aggregate convertible note balances and unpaid interest contributed approximately $2,100,000 towards the reduction of the Company's working capital deficit during the nine months ended December 31, 2001.

Operations
-------------
For the nine months ended December 31, 2001, net cash used in operations was approximately $547,000 as compared to net cash provided by operations of $89,000 for the nine months ended December 31, 2000.

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

Investing
----------

For the nine months ended December 31, 2001 and 2000, investments in masters and artwork were approximately $4,200,000 and $4,015,000 respectively. Management continues to seek to acquire new titles to enhance its product lines.

Financing
-----------
In January 2001, the Company borrowed $80,000 as a short term loan from one of its suppliers and the loan was retired in April 2001, when the Company made its final weekly installment payment of $10,000. On June 6, 2001, the Company received a new loan in the amount of $80,000 from the same supplier. This loan bears no interest and is payable in sixteen (16) weekly installments beginning on August 1, 2001. James Lu, the President of the Company, has personally guaranteed the loan. There was no balance owing on such note as of December 31, 2001.

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

                                    DIAMOND ENTERTAINMENT CORPORATION



Dated: February 14, 2001            By: /s/ James K.T. Lu
                                    ----------------------------------------
                                        James K.T. Lu
                                        President and Chief Executive Officer



Dated: February 14, 2001             By:  /s/ Fred U. Odaka
                                    ---------------------------------------
                                         Fred U. Odaka
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)