Form 10KSB
period 2002-03-31
DIAMOND ENTERTAINMENT CORP
filed 2002-07-16
CIK 847420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2002

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-17953

                        DIAMOND ENTERTAINMENT CORPORATION
                 (Name of small business issuer in its charter)

      New Jersey                          421600                   22-2748019
      ----------                          ------                   ----------
(State or other jurisdiction of  (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)      Classification Code          Identification
                                          Number)                    Number)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for the fiscal year ended March 31, 2002 totaled
$3,813,981.

The aggregate market value of registrant's Common Stock held by non-affiliates based upon the closing bid price on July 15, 2002, as reported by the OTC Bulletin Board, was approximately $1,173,780.

As of July 16, 2002, there were 469,660,096 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "e-DMEC") was formed under the laws of the State of New Jersey on April 3, 1986. In May 1999, the Company registered in the state of California to do business under the name e-DMEC. All references to the Company refer to Diamond Entertainment Corporation doing business as e-DMEC and its subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 800 Tucker Lane, Walnut, California 91789.

DMEC markets and sells a variety of videocassette and DVD (Digital Video Disc) titles to the budget home video and DVD market. We also purchase and distribute general merchandise including children's toy products.

Our videocassette and DVD titles include certain public domain programs and certain licensed programs. Public domain programs are video titles that are not subject to copyright protection. Licensed programs are programs that have been licensed by us from a third party for duplication and distribution, generally on a non-exclusive basis. We market our video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. They generally sell our products to the public at retail prices ranging from $1.99 to $9.99 per videocassette and $4.99 to $12.99 per DVD program packs. Our video and DVD products are also offered by consignment arrangements through one large mail order catalog company and one retail chain. We are continuing to acquire new licensed video and DVD titles and upgrading the quality of its packaging and pre-printed materials in order to enhance its available products.

During fiscal 2001 and 2002, DMEC moved towards transforming our product mix to become a company specializing in "disc" distribution. Adding to our traditional product distribution and through third party suppliers, we are continuing to expand our spectrum of disc products and related services that include:

     o     CD replication and packaging,
     o     CD-R distribution,
     o     CD-ROM business card replication,
     o     DVD replication and packaging and
     o     DVD-ROM replication

We have entered into a verbal agreement regarding a strategic alliance with Everbright Chung Cheong DVD Co., Ltd., a company located in Hong Kong, through which we expect to introduce new products during fiscal 2003, such as DVD tickets, DVD ID card and DVD credit card implanted with a smart chip.

In May 1997, DMEC acquired a wholly owned subsidiary known as Jewel Products International, Inc. ("JPI"). JPI is in the business of manufacturing and distributing toy products, purchasing various other general merchandise and children's toy products from U.S. based importers or directly from Asia for distribution, and distributing to mass merchandisers in the United States. In December, 2001, JPI began formulating an intermediate-term business strategy to capitalize on its extensive relationships and contacts with its mass merchandisers to expand our general merchandise product line and sundry items to include a wide range of low cost, high quality consumer products from China.


VIDEO PROGRAM LINE

     DMEC's principle product is the video program which consists of a total of nearly 750 titles appealing to all age groups. The programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs, sports highlights, and computer-literacy. Public domain programs account for approximately 475 titles, licensed programs account for approximately 263 titles of our program inventory and we own 12 titles.

     o Motion Pictures - Public Domain. We offer a total of 108 feature motion picture titles including many film classics, biblical tales, and a large collection of favorite performers. Titles include "Love Affair", "Milton Berle" and "Herod the Great".

     o Children's Programs - Licensed and Public Domain. Most of our cartoons are public domain programs, including 21 cartoon programs re-dubbed in Spanish. These programs are generally 30 minutes in length and consist of a series of cartoons that we select. We also market approximately 18 children's holiday features, and 49 titles in its Testaments and Children's Bible series.

     o Educational Programs - Licensed. We license approximately 56 educational videos with titles on topics such as baby animals, nature series and nature's newborn.

     o Educational Programs - Owned. On December 1, 2001, we purchased all rights to the Learning Treehouse educational videos which instruct preschoolers and school age children on topics such as learning numbers, telling time, simple mathematics, color identification.

     o Sports Programs - Licensed. We have licenses to market 16 sports videos including five volumes of "Great Sports Memories" and "Basketball's Fabulous 50 Stars."

     o Computer Software Learning Tutorial Programs - Licensed. We have licensed approximately 45 titles of computer tutorial videos including titles such as "Family Guide to the Computer," "Family Guide to the Internet," "Windows`98," "Word for Windows," "Mastering WordPerfect," "Mastering Excel for Windows," and "Make Your Own Web Page."

     o TV Episodes - Public Domain. Our TV episodes include such favorites as Red "Skelton" and "Andy Griffith."

DVD PROGRAM LINE

The DVD program inventory currently consists of 99 titles, which are public domain feature films and television episodes.

     o Motion Pictures - Public Domain. We offer 92 titles in DVD format covering many film classics in various categories including drama, horror, westerns, action, and comedy.

     o Television Episodes - Inventory currently consist of 7 public domain titles.

We continuously seek to expand our program inventory by identifying titles that appeal to children and those which include popular performers, characters or themes. We also identify video and DVD programs which are classic films, educational, instructional, or those which have been requested by distributors. We enter into a licensing agreement with respect to those programs that are subject to copyright protection or obtain documentation confirming public domain status from various unaffiliated program suppliers.

During the year ended March 31, 2002, we acquired approximate 30 new titles. As of March 31, 2002, the net book value of our film masters and artwork was approximately $271,151. We believe that our film masters and artwork are significant assets since we derive the majority of our revenue from their use.

CONTRACT REPLICATION AND DUPLICATION SERVICES

In January 2001, we commenced offering our replication and packaging services to corporate customers for the following disc products: DVD, CD, CD-R, CD-ROM business card, and video/audio tape duplication services. There can be no assurance that we will be able to market and distribute successfully our contract replication and duplication services to corporate customers or to its other customers.

GENERAL MERCHANDISE

In May 1997, we acquired by way of merger, Beyond Design Corporation. Subsequently, we renamed the company Jewel Products International, Inc. We acquired JPI in consideration of the issuance of an aggregate of 2,427,273 shares of our common stock and the assumption of certain obligations of Jewel. The Jewel acquisition was an arms-length transaction. Jewel is in the business of manufacturing and distributing one toy product, the Woblong Double Wing Flier, subsequently renamed the Zoombie(R). We also purchase various other children's toy products from U.S. based importers or directly from Asia for distribution to mass merchandisers in the United States in addition to purchasing and distributing general merchandise.

At the time of its acquisition, JPI's sole line of business was the manufacture and sale of its patented Woblong(R) Double Wing Flier, a bi-wing aerodynamic flying toy. The Zoombie(R), is a game of catch intended to compete directly with Frisbee(R), Aerobie(R) and Whoosh(TM). During the year ended March 31, 2002, the Zoombie was primarily sold through our web-site. In December 2001, we announced the expansion of our general merchandise product line to include low cost, high quality, consumer products from China. In April 2002, we have added to our general merchandise product line, a line of elegant photo albums and a line of high-end design train cases (cosmetic box). As of July 14, 2002, the Company has no outstanding commitment to purchase photo albums. The Company as of July 14, 2002, is committed to purchase 9,600 units of train cases from a manufacturer in China and has no other outstanding purchase commitment for such product. We are continuing to seek additional products for our general merchandise line to replace or add to our existing inventory.

For the years ended March 31, 2002 and 2001 we made purchases from two suppliers, Addicks Engineering and Duracom Corporation HK Ltd. Purchases for such periods were minimal.


SUPPLIERS

VIDEO/DVD PRODUCTS

In December 2001, to improve our turn around time for small to medium size orders, we purchased two Sony high-speed sprinters to duplicate video pancakes in house. Our large video program orders are duplicated using high speed sprinters by two duplicators located in the United States. Our DVD disc products are replicated by two replicators located in California and two other replicators in Asia. Generally, we arrange with these firms to duplicate or replicate masters we supply and the product is labeled, packaged, and shrink-wrapped by us at our Walnut, California plant. We submit our orders and instructions by purchase order with terms payable within 60 days of delivery.

For the year ended March 31, 2002 we purchased video and DVD products from four suppliers: Skura Intercontinental, Vida Corporation, Everbright Chung Cheong DVD Co., Ltd., and L & M Optical Disc West, which amounted to approximately 67% of our net purchases. During such period, the percentage of net video/DVD product purchases made from such suppliers were 23%, 15%, 15% and 14%, respectively. For the year ended March 31, 2001, we purchased video and DVD products from three suppliers: Everbright Chung Cheong DVD Co., Ltd., Vida Corporation, and United Media Services, Inc., which amounted to approximately 58% of our net purchases. During such period, the percentage of net video/DVD product purchases made from such suppliers were 26%, 19% and 13%, respectively. We believe that, if for any reason we could not rely on or retain the services of any of our current suppliers, duplicators or manufacturers, other suppliers would be available in the marketplace.


MARKETING

VIDEO/DVD PRODUCTS

We market our program inventory to large retail chain outlets and provide each retail chain operator with brochures, advertising materials and literature describing and promoting our program inventory. Our products are sold through more than ten mass merchandisers such as Musicland, Walgreen and Best Buy, primarily in the Northeast, the South and the East Coast. These outlets sell our products to the general public at retail prices ranging from approximately $1.99 to $9.99 per videocassette and $4.99 to $12.99 per DVD program packs. For the years ended March 31, 2002 and 2001, we derived revenue from our video and DVD products of approximately $3,803,000 and $3,174,000, respectively. For the year ended March 31, 2002, we had net sales to four major customers, Musicland, Army Air Force Exchange Services, Walgreen, and Starcrest of California, who accounted for 22%, 14%, 14%, and 12%, respectively, of revenues of approximately $2,324,000. For the year ended March 31, 2001, we had net sales to two major customers, Walgreen and Musicland, of more than 10% of our revenues, at approximately $1,443,000. The loss one of these customers would have a material adverse effect on our financial condition and results of operations.


CUSTOMERS

VIDEO/DVD PRODUCTS

Our marketing strategy of distributing directly to retail chain outlets has allowed us to market our products at all consumer levels. In particular, we seek to attract retail customers in department, drug, discount, electronic, music, toy and book stores as well as supermarkets and convenience stores. We are continuing to improve the name recognition of our company as a video and DVD company specializing in educational, children and film classic video, and DVD titles. In addition, through our sales program, we seek to place increased focus on the promotion of sales to major mass merchandising companies which would increase the delivery of high volume orders. In addition to using independent sales representatives in certain geographical marketing areas, we have revamped our web-site in May of 2001 to enable us to sell our video/DVD and other products to our current customer base and directly to the retail customer.

We derive approximately 54% of our gross revenue from sales to mass merchandisers and other retail outlets. Approximately 27% of gross revenue is derived from sales through consignment arrangements with a catalog company and retail company under which we deliver product to their distribution centers. We only book sales from consignment sales after the catalog company delivers the actual funds from such sales. Less than one percent of revenues are derived from products sold on a retail basis directly to consumers via the internet or telemarketing.


GENERAL MERCHANDISE

We market our general merchandise and toy products using outside sales personnel and manufacturer representatives and utilized independent manufacturer's representatives to reach our customers. During fiscal year 2002, the Zoombie toy product was sold on our web-site. For the years ended March 31, 2002 and 2001, revenues from toy products were $11,377 and $7,050, respectively.


SEASONALITY

VIDEO AND DVD PRODUCTS

DMEC generally experiences higher sales from our video and DVD programs from September through January due to increased consumer spending around the year-end holidays. During the year ended March 31, 2002, the Company derived approximately 49% of its gross revenue from sales during those five months, with approximately 51% of revenue generated in the other seven months of the year.

GENERAL MERCHANDISE

Our revenues are very seasonal and are currently generated during the period from June to September.


LICENSE ARRANGEMENTS - VIDEO AND DVD PRODUCTS

DMEC enters into various license agreements, which we acquire from licensors the right to duplicate and distribute a licensed video program. Licenses may be exclusive or non-exclusive, but typically are non-exclusive. Generally, licenses cover specific titles. In return for the grant of certain rights by the licensor, we pay certain advance payments or guarantees and also pay royalties. Royalty payments under license agreements typically are credited against any advances paid. Generally, our licenses are for a term of between three and seven years. While our effort to renegotiate and renew our license agreements have generally been successful, there can be no assurance that such licenses will be renegotiated or renewed in the future. The programs that we have acquired under license contain limitations from the licensors regarding the geographic areas to which we can distribute our products and are usually restricted to distribution and sales in the United States and Canada.

The various licensing agreements that we have entered into with licensors provide for advance payments ranging from $1,500 to $100,000 and subsequent royalty payments based upon either a per video sold fee or a percentage of wholesale price fee. During the year ended March 31, 2002, and 2001 we incurred royalty expenses of approximately $41,000 and $24,000, respectively, under our licensing agreements.


COMPETITION

VIDEO AND DVD PRODUCTS

DMEC competes with other distributors who sell budget priced videotapes and DVD's. We also compete with other video duplicators and DVD replicators. We have been able to compete based on offering low pricing and superior packaging designs. Most of the companies with which we compete with, such as: Platinum Entertainment, Brentwood Entertainment and Madacy, are better established, have broader public and industry recognition, have financial resources substantially greater than us and have manufacturing and distribution facilities better than those which now, or in the foreseeable future, become available to us.

GENERAL MERCHANDISE

DMEC competes with other distributors of toy products including distributors of other flying toys such as "Frisbies". We concentrate on the most popular and new products available and offer these toy products for limited sales period and, as demand for products change. We can immediately switch to newer and more popular products. We compete primarily on uniqueness of product and lower prices. Most of the distributors with which we compete are better established, have a broader product line and industry recognition, and have financial resources substantially greater than ours.

AMERICAN TOP REAL ESTATE

American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. We paid $50,000 for a 50% interest in ATRE. Our arrangement with its partners in ATRE requires that all parties contribute capital or loans pro rata according to their interests whenever required by ATRE for land acquisition, principal or interest payments, property taxes or other expenses. Since the Company does not have greater than a 50% investment or exercise control in the day to day operations, this investment is accounted for using the equity method. The operations of ATRE are not considered to be significant to the Company's operations; therefore, the Company has not included a summary of ATRE's assets and liabilities.

Upon sale or development of land, proceeds are used to repay all related loans and other obligations, with the remaining balance distributed among the shareholders of ATRE pro rata based on their interests. ATRE has interests in two real estate parcels.

On September 19, 2000, ATRE closed the sale for one parcel of the remaining acres for $550,000. The net proceeds of this sale were applied against ATRE'S outstanding mortgage loan that was collateralized by the property sold. As the result of the sale, we recorded approximately $15,000 as our share of income from equity investment for the period ended March 31, 2001.

The Company as of March 31, 2001, had a convertible debenture totaling $809,500 bearing interest at the rate of 7% per annum due and payable on or before September 30, 2001. At the option of the lender all or part of the balance could be paid with shares of our common stock. The number of shares was determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request for our common stock. On July 24, 2001, our Board of Directors authorized and approved the issuance of 140,343,755 shares of our common stock to ATRE upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon totaling $102,734.41 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001.

As of March 31, 2002 and 2001, we had outstanding loan balances of $549,558 and $576,300, respectively, from ATRE, bearing interest at the rate of 14% per annum, and due on demand.

ATRE believes the remaining parcels of land will be sold, and continues to list the properties with its real estate agent. Future sales are contingent on market conditions and there can be no assurance that ATRE will sell the remaining parcels within the next one to three years.

COPYRIGHT, LICENSES AND OTHER PROPRIETARY RIGHTS

We rely on a combination of common law trademark, copyright and trade secret law to establish and protect our property rights and promote our reputation and the growth of our business. In addition, in the toys product line, the Woblong(R), subsequently renamed as the Zoombie(R), is protected by patent claims in the form of a utility patent registered with the U.S. Patent and Trademark Office. The U.S. Patent number is 5,131,879. In addition, design patent No. D344,989 was issued on March 9, 1994.

We license approximately 263 videocassette titles from licensors for duplication and distribution, generally on a non-exclusive basis. Such licensors could become subject to third party infringement claims that could result in their inability or unwillingness to license these titles to us and would impair our ability to provide such titles to our customers.


ITEM 2.  DESCRIPTION OF PROPERTY.

We lease approximately 20,000 square feet of property located at 800 Tucker Lane, Walnut, California under a lease that commenced January 6, 2000 and expires on January 31, 2003, for use as executive offices and manufacturing and warehouse facilities for a monthly rent of $10,500. We are in the process of renegotiating our lease for a period of time in excess of 3 years. We closed our 1,200 square foot facility in Freehold, New Jersey in April 2000, which we used for our sales office. Our lease is with an unaffiliated party. We believe that we have sufficient space for operations for the next twelve months.


ITEM 3.  LEGAL PROCEEDINGS.

We have in the past been named as defendant and co-defendant in various legal actions filed against us in the normal course of business. All past litigation have been resolved without material adverse impact on us.

On February 15, 2000, one of our suppliers brought legal action against us to collect approximately $35,200 comprising of unpaid invoices, interest, court costs and attorneys fees owed to the supplier. We recorded the liability upon receipt of the goods and entered into a monthly payment plan with the supplier to settle the amount owed. As of March 31, 2002, the balance of the liability had been fully paid.

During March 2000, our former lessor brought action against us to recover delinquent rental payment and penalties arising from the termination of our building lease in Cerritos, California. The action against us resulted in a stipulated judgment whereby we agreed to pay $72,000.00 at 10% interest by paying $6,600.00 per month for twelve consecutive months beginning April 1, 2000 through March 1, 2001. There was a penalty clause for a failure to pay in a timely manner which increases the total amount to $119,000 with immediate acceleration in the event of a default under the stipulated judgment. All required payments through March 1, 2001 were made in a timely manner and on June 5, 2001, we received from the lessor, an acknowledgment of full satisfaction of judgment.

In April 2001, a former landlord, brought action against us to recover $100,000 in damages, for additional rent for holding over, or not vacating the premises after the term expired, late fee penalty of 10% for late payment of monthly rent and for removing the plaintiff's metal storage racks. To avoid incurring extraordinary legal fees to defend this action against us, we entered into a stipulation for settlement and dismissal with the landlord in December 2001 to make three payments of $5,000 to have the legal action dismissed. The final payment was made in February 2002, and we received from the landlord on March 20, 2002, an acknowledgment that such legal action against us was dismissed.

In June of 2001, we were named as a defendant by one of our suppliers who filed bankruptcy under Chapter 7. The bankruptcy court brought legal action against us to recover $100,000.00 we borrowed from the supplier in April of 1999, plus applicable interest. In accordance with the loan, we made four separate payments to the supplier during April and May of 1999 totaling $101,166.67 in principal and interest. As of December 31, 2001, we reflected one check in the amount of $25,116.67 still outstanding. On March 6, 2002, we entered into a stipulation for settlement and dismissal whereby we agreed to pay $2,500.00 within ten (10) days after entry of an order approving the settlement. The stipulation for settlement and dismissal was approved by the court and a settlement payment of $2,500 was made on May 8, 2002 and on May 15, 2002, the adversary action was dismissed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

DMEC's common stock is quoted on the NASD's OTC Bulletin Board under the symbol "DMEC." The following table set forth, the high and low bid prices for the Common Stock for each quarterly period during our last three fiscal years. The source of the quotes is NASD's OTC Bulletin Board quarterly quote summaries.

                                                 Common Stock
                                                  Bid Price
                                         Low                    High
                                         ----                   ----
 Fiscal Year 2000
         First Quarter                   0.06                   0.24
         Second Quarter                  0.06                   0.19
         Third Quarter                   0.02                   0.11
         Fourth Quarter                  0.05                   0.20
 Fiscal Year 2001
         First Quarter                   0.045                  0.125
         Second Quarter                  0.024                  0.067
         Third Quarter                   0.009                  0.039
         Fourth Quarter                  0.007                  0.020
 Fiscal Year 2002
         First Quarter                   0.005                  0.013
         Second Quarter                  0.006                  0.010
         Third Quarter                   0.004                  0.030
         Fourth Quarter                  0.010                  0.025

On July 15, 2002, the closing bid price for our common stock was $0.007. As of the same date, there were 2487 holders of record of our common stock.


The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.


Recent Sales of Unregistered Securities
---------------------------------------

On July 24, 2001, the Board of Directors of the Company approved the Company's 2001 Stock Compensation Plan dated July 13, 2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006. On July 13, 2001, 50,000,000 options to purchase the Company's common stock were granted to the selected key employees, officers and a director of the Company expiring on July 12, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options to purchase were granted to Murray Scott, a Director of the Company. The remaining balance of 15,000,000 options was granted to eight other key employees of the Company. As of March 31, 2002, none of the options granted under this plan were exercised.


On July 24, 2001, the Board of Directors of the Company authorized and approved, that it was in the best interest of the Company that the exercise rate ranging from $0.05 to $0.25 of outstanding options granted to the Company's key employees, officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 11,675,000 shares be amended and lowered to $0.005. Such outstanding options to purchase the Company's common stock included options granted to James Lu, Jeffrey Schillen, Murray Scott and three key employees of the Company of 9,100,000, 2,150,000, 250,000, and 175,000 shares, respectively. The Board of Directors further authorized and approved the extension of such options granted to James Lu and Jeffrey Schillen in the amount 600,000 and 400,000 shares, respectively, to April 22, 2004. These options were outstanding as of March 31, 2002.

The Board of Directors on February 28, 2002, authorized and approved the extension of options granted to Messrs. Lu, Schillen and Scott of 3,000,000, 750,000 and 250,000 shares, respectively, for an additional three years. Of such options, Messrs Lu's and Schillen's options were extended to March 31, 2005 and Mr. Scott's option was extended to August 24, 2005.

On July 24, 2001, the Company granted three consulting firms options to purchase 27,000,000 shares at $0.005 per share. These options expire on July 23, 2002. These options were exercised on August 15, 2001. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." Furthermore, these consulting firms are Accredited Investors.

Conversion of debt
------------------

On July 24, 2001, the Board of Directors of the Company authorized and approved:

     1) the issuance of 140,343,755 shares of the company's common stock to American Top Real estate, Inc. ("ATRE") upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734.41 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001;

     2) the issuance of 12,343,150 shares of the Company's common stock to Mr. Lu, the President of the Company, upon conversion of his $50,000 note and accrued interest thereon in the amount of $11,715.75 at the conversion price of $0.005. The aggregate amount of these shares was issued on August 14, 2001; and

     3) the issuance of 180,928,097 shares of the Company's common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775 of its note and all accrued interest thereon in the amount of $138,257.63 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001. These shares were issued on August 14, 2001.

On October 18, 2001, the Company granted two consulting firms options to purchase 30,800,000 shares at $0.005 per share. These options expire on October 17, 2002. 15,800,000 of these options were exercised in November 2001. As of March 31, 2002, 15,000,000 shares of these options had not been exercised. On May 5, 2002, 7,500,000 of these options were exercised and as of June 18, 2002, 7,500,000 of such options were outstanding. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." Furthermore, these consulting firms are Accredited Investors.

November 16, 2001, the Company's Board of Directors approved and the Company granted the Company's President, options to purchase 14,500,000 shares of the Company's common stock for his waiving his exercise rights to 29,000,000 options that were previously granted and for his part in the successful sale of the Company's Series B Preferred Shares. The President waived his exercise rights to exercise options previously granted to meet the terms of the reserve requirement clause for the sale of the Company's Series B Preferred stock. The options granted to the President on November 16, 2001, are exercisable at $0.006 per share at such time permitted by the Company's Series B Preferred Shares reserve clause. The options expire 5 years from the date of grant.

On November 16, 2001, the Company amended its articles of incorporation to authorize the issuance 87 shares of no par value, Series B Convertible Preferred Stock with a stated value of $10,000 per share. This new issuance was created out of the 5,000,000 share of authorized, no par value, preferred stock. These shares are convertible at the lesser of $.02 or 70% of the average of the closing bid prices of our common stock on any five trading days during the conversion of the Series B Convertible Preferred Shares.

On November 16, 2001, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with four investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 58 shares of its Series B Convertible Preferred Stock at the stated value of $10,000 per share for total consideration of $580,000.

On November 16, 2001, in connection with the sale of 58 shares of the Company's Series B Preferred Stock to four investors, the Company issued warrants to purchase an aggregate of 8,700,000 shares of the Company's Common Stock to such investors at an exercise price per share equal to $0.02, expiring on November 15, 2006. The purchase rights represented by the warrants may be exercised in whole or in part at any time and from time to time during the term commencing on November 16, 2001.

On November 30, 2001, the Company granted a consulting firm an option to purchase 1,500,000 shares of the Company's stock at $0.03 per share. Of such options, 1,000,000 shares will be exercisable immediately and 500,000 shares will be exercisable commencing on November 30, 2002 and will expire on November 29, 2002 and November 29, 2003, respectively. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." Furthermore, the consulting firm is an Accredited Investors. On March 31, 2002, the consulting agreement was canceled together with the option to purchase the aggregate of 1,500,000.

On January 30, 2001, the Company entered into a Securities Purchase Agreement with three investors and a Securities Replacement Agreement with another investor who held a convertible debenture issued by the Company in the amount of $100,000 plus interest of $30,000. Pursuant to such agreements the Company issued 29 shares of its Series B Convertible Preferred Stock at the stated value of $10,000 per share for a total consideration of $290,000. The convertible debenture held by the investor was canceled on January 30, 2002. All of the above shares were issued under the exemption to registration provided by Regulation D Rule 506.

On January 30, 2002, in connection with the sale of 15 shares of the Company's Series B Preferred Stock to one investor, the Company issued warrants to purchase an aggregate of 2,250,000 shares of the Company's Common Stock to the investor at an exercise price per share equal to $0.02, expiring on January 30, 2007. The purchase rights represented by the warrants may be exercised in whole or in part at any time and from time to time during the term commencing on January 30, 2002.

On May 6, 2002, one share of the Company's Series B Preferred Stock was converted into 1,351,351 shares of the Company's common stock at the conversion price of $0.0074.

On May 23, 2002, two shares of the Company's Series B Preferred Stock were converted into 3,174,603 of the Company's common stock at the conversion price of $0.0063.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) PLAN OF OPERATION

DMEC's primary goal is to generate an operating profit in fiscal 2003 and to expand its General Merchandise business by sourcing low cost, high quality consumer products from China, while continuing to establish its self as a recognized DVD and related product company specializing in educational, children and film classic titles.

     The short-term objectives of DMEC are the following:
     ----------------------------------------------------

     o Continue to expand our associations with firms in China to source and handle QA functions for our general merchandise line of products.

     o Re-establish sales to club type stores with our new general merchandise line of products.

     o Capitalize on our extensive network of mass merchandisers as a way to becoming a major player in the general merchandise business.

     o Increase DMEC's percentage in the market segment of high quality budget price distribution of videocassettes and DVD titles by minimizing the affect of direct competition with larger competitors who sell the same product categories by offering higher quality budgeted price products.

     o Continue expanding the overall market share of its core business by acquiring new videocassette and DVD titles for distribution.

     o    Maintain and improve our service through improving turnaround time.

     o Improve communications with our customer base by frequently maintaining and updating our web-site to keep up with current products.

     The intermediate and long-term objectives are as follows:
     ---------------------------------------------------------

     o Expand our general merchandise to over $50 million in 2 years and increase its growth to $100 million in 3 years.

     o Continue expanding into contract replication, duplication and packaging business.

     o Implementing marketing and sales programs on its web-site products using its new promotional campaigns to increase its revenue and profit margins.

     o Introducing new products during fiscal 2003, such as DVD tickets, DVD ID card and DVD credit card implanted with a smart chip.

     The Company has implemented the following strategies in its effort to reach profitability and meet its goals:

     A.   Retailers and Mass Merchandisers Client Base

          1.   Improve pricing and packaging innovations.

          2. Utilize firms in China to source and handle QA functions for our general merchandise line of product.

          3. Introduce a wide selection of high quality, low price general merchandise products such as Photo Albums and Train Cases from China.

          4. Focus on marketing our new general merchandise products by re-establishing relationships with our club stores and mass merchandisers.

          5. Expand our contacts with financing sources to support the expected growth in our general merchandise product line and continue negotiations with Minmetals, USA, for potential line of credit between $5 to $8 million in the first quarter of 2003.

          6.   Improve efficiency in quick turnaround of product shipments.


     B.   Internet e-Commerce Customer Base

          1.   Keep our pricing competitive.

          2.   Improve customer service procedures.

          3. Complete thorough search for a cost effective method for marketing and promoting our web-site (www.e-dmec.com).

          4.   Continue to seek viable new products to be added to our web-site.

          5.   Continue to up-date and improve our web-site.

     C.   Contract Duplication, Replication and Contract Packaging Service

          1. Improve efficiency and speed in DVD high quality replication and packaging services.

          2. Use our association with, Everbright Chung Cheong DVD Co., Ltd., to penetrate into the DVD replication market by broadcasting to our potential contract customers the unique capabilities, experience and consistency of production capabilities provided and to penetrate into the large corporate segment.

          3. Capitalize on the experience and know-how of Everbright Chung Cheong DVD Co., Ltd., to deliver the highest quality replication service available on a consistent basis.

          4. Market our ability to utilize our new Sony high-speed sprinters to offer low cost, fast turn around, high quality in house duplication services.

We believe we have adequate cash resources to sustain our operations through the third quarter of fiscal 2003, when we expect to generate a positive cash flow. We are continuing to negotiate with several reliable investors to provide us with debt and equity financing for working capital purposes. Our principal objective is to implement the above strategies in fiscal 2003, which will lead to a profitable operation if the items are successfully implemented, and subject to market and other conditions. Although we believe that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to our Company.


(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended March 31, 2002 vs. Year Ended March 31, 2001
-------------------------------------------------------
Revenues for the years ended March 31, 2002 and 2001 were approximately $3,814,000 and $3,181,000, respectively. Our sales increased by approximately $633,000 from the prior year with increased DVD product sales, general merchandise sales and custom duplication sales of approximately $800,000, $11,000 and $10,000, respectively, offset by decreased in video product sales of approximately $188,000. The higher DVD product sales for the year ended March 31, 2002, were primarily the result of increased acceptance of DVD titles and shifting our video product sales to DVD product sales and to the lower demand for video products from our major customers. The increase in duplication sales when compared to the prior year was primarily attributed to increased marketing of our in house duplication capabilities. The slight increase in general merchandise sales was the primarily the result of liquidating slower moving toy products at substantial discounts. Sales of our products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year. We expect the sales to increase in fiscal year ending March 31, 2003 resulting from increased DVD product sales and new products in our general merchandise line of products.

Our net loss for the year ended March 31, 2002 was approximately $848,000 versus a net loss of approximately $1,040,000 for the same period last year.

Our operating loss for the year ended March 31, 2002 was approximately $55,000 versus an operating loss of approximately $555,000 for last year. The decrease in our operating loss of approximately $500,000 was the result primarily from increased gross profit of approximately $70,000 and decreased operating expenses of approximately $430,000.

Cost of sales for the years ended March 31, 2002 and 2001 were approximately $2,360,000 and $1,797,000 or 62% and 57% of sales, respectively. The increase in cost of sales of approximately $563,000 was primarily due to higher sales volume of DVD product, custom duplication and general merchandise sales partially offset by decreased sales volume of video product. The increase in the cost of sales percentage to sales of approximately 5% when compared the same period a year earlier, was the primarily the result of sales price erosion of our DVD product line and liquidating slower moving toy inventory at substantially reduced sales prices.

For the years ended March 31, 2002 and 2001, DVD product cost of sales percentages when compared to sales were 55% and 39%, respectively. This increase in the DVD product cost of sales percentage of 16% was caused primarily to the lower average sales prices charged to customers to compete with our competitors.

For the years ended March 31, 2002 and 2001, video product cost of sales percentages when compared to sales were 62% and 64%, respectively. This decrease in the video product cost of sales percentage of 2% was caused primarily by lowering the average manufacturing costs by the utilization of our newly acquired capability to duplicate our video products in-house.

Gross profit for the years ended March 31, 2002 and 2001 were approximately $1,454,000 and $1,384,000 or 38% and 43% of sales, respectively. The decrease in the gross profit as a percentage of sales was primarily the result of sales price erosion of our DVD product line and the selling of our slower moving toy inventory at reduced prices which was slightly offset by an increase in the video product margins.

Selling, general and administrative expenses for the years ended March 31, 2002 and 2001 were approximately $1,509,000 and $1,939,000, respectively. The decrease of approximately $430,000 was primarily the result of decreases in general administrative expenses of approximately $571,000 offset by and increase in selling expenses of $141,000.

Selling expenses for the years ended March 31, 2002 and 2001 were approximately $595,000 and $454,000, respectively. The increase in selling expenses of approximately $141,000 was attributable mainly to higher expense levels in sales commission expense, freight costs, royalty, and sales promotion related expenses.

General Administrative expenses for the years ended March 31, 2002 and 2001 were approximately $914,000 and $1,485,000, respectively. The decrease in general administrative expenses of approximately $571,000 was primarily the result of lower expense levels of non-cash expenses in connection with the issuance of equity instruments as compensation and other fees of approximately $185,000 and lower expense levels of approximately $386,000 primarily in office rent, depreciation expenses, consulting expense, bad debt expense and miscellaneous office expenses.

Interest expense for the years ended March 31, 2002 and 2001 were approximately $358,000 and $456,000 respectively. The decrease in interest expense in fiscal 2002 over fiscal 2001 of approximately $98,000 was primarily the result of lower levels of borrowings during fiscal 2002. As of March 31, 2002 and 2001, our outstanding debt was approximately $1,034,000 and $3,462,000, respectively.

The Company incurred stock discount expense totaling $413,886 during the year ending March 31, 2002 compared to stock discount expense totaling $125,000 during the year ending March 31, 2001. The primary reason for the increase was due to the convertibility feature of our Series B Convertible Preferred stock.

Other income for the year ended March 31, 2002 and 2001 were approximately $95,000 and $80,000, respectively.

Our auditors issued a going concern report for the year ended March 31, 2002. There can be no assurance that management's plans to reduce operating losses will continue or our efforts to obtain additional financing will be successful.


LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2002 the Company had assets of $2,304,295 compared to $2,147,962 on March 31, 2001. The Company had a total stockholder's deficiency of $462,807 on March 31, 2002, compared to a deficiency of $3,338,493 on March 31, 2001, a decrease of $2,875,686. The decrease in stockholders' equity for the year ended March 31, 2002 was the result of i) conversion of notes and interest into common stock of the company totaling $2,1249,983, ii) sale of common stock upon exercise of stock option for $210,000, iii) options issued for consulting services of $212,504, iv)settlement of account payable of $4,000, v) proceeds from sale of the Company's Preferred B convertible stock of $740,000, vi) settlement of convertible debenture totaling $130,000, vii) stock discount totaling $372,857, viii) Preferred B convertible stock offering cost of $96,020, and ix) the recording of net loss of $847,638 for the period ended March 31, 2002.

As of March 31, 2002 the Company's working capital deficit decreased approximately $2,600,000 from a working capital deficit of approximately $3,658,000 at March 31, 2001, to a working capital deficit of approximately $1,058,000 at March 31, 2002. The decrease was the attributable primarily to a decrease in notes payable and accrued interest totaling approximately $2,280,000 resulting from conversions by the holders of convertible debentures issued by the Company. Also contributing to the decrease in the working capital deficit were the lower levels borrowing against the accounts receivable and inventory totaling approximately $368,000, the reduction of accounts payable and accrued expenses of approximately $310,000, with the remaining offset amount of approximately $318,000 in miscellaneous areas.

Cash flow used for operating activities was approximately $324,000 and $203,000 during the year ended March 31, 2002 and 2001, respectively. The Company's net cash used in operating activities were $66,597 and $195,358 for fiscal 2002 and 2001, respectively. Cash used in operating activities was primarily attributable to decreases in amounts due from related party, accounts receivable, amount due to factor, accounts payable and accrued expenses.

The Company generated approximately $255,000 and $427,000 in cash from financing activities during the years ended March 31, 2002 and 2001, respectively.

During the years ended march 31, 2002 and 2001, the Company received gross proceeds totaling $740,000 from the issuance of Series B Preferred Stock and $500,000 from Series A preferred Stock, respectively.

During the years ended March 31, 2002 and 2001, the Company received $210,00 and $215,500, respectively from the exercise of stock options.

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence

ITEM 7.  FINANCIAL STATEMENTS

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                              FINANCIAL STATEMENTS.

           See Index to Consolidated Financial Statements on page F-1.



               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001






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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-10 to F-47

                          INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS' AND BOARD OF DIRECTORS OF
DIAMOND ENTERTAINMENT CORPORATION

We have audited the accompanying consolidated balance sheets of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                               MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                               Certified Public Accountants

Los Angeles, California
July 9, 2002

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       ------------      -----------
         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                           $     15,642      $    29,900
   Accounts receivable, net of allowance for
     doubtful accounts of $106,858 and $144,542                             356,869          413,020
   Inventory                                                                964,988        1,088,951
   Due from related parties                                                 268,435          101,366
   Prepaid expenses and other current assets                                 37,272           45,714
                                                                       ------------      -----------

     Total current assets                                                 1,643,206        1,678,951

PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $1,098,195 and $1,030,785                    296,077          199,487

FILM MASTERS AND ARTWORK, less
   accumulated amortization of $3,956,767 and $3,901,070                    271,151          145,817

INVESTMENT IN EQUITY SUBSIDIARY                                              60,158           60,725

OTHER ASSETS                                                                 33,703           62,982
                                                                       ------------      -----------

       TOTAL ASSETS                                                    $  2,304,295      $ 2,147,962
                                                                       ============      ===========





The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                  March 31,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       ------------      -----------
                                                                                          (Restated)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                                      $      9,823      $   224,681
   Accounts payable and accrued expenses                                  1,479,323        1,799,580
   Due to factor                                                            159,747          319,303
   Financing agreement payable                                              103,777          311,807
   Notes payable - current portion                                           37,800           42,576
   Due to related parties - notes payable                                   666,858        1,478,233
   Convertible debentures                                                         -        1,142,675
   Capital lease obligations                                                      -           17,600
   Customer Deposits                                                        243,624                -
                                                                       ------------      -----------

     Total current liabilities                                            2,700,952        5,336,455

   Notes payable, less current portion                                       66,150                -
   Due to related parties - notes payable, less current portion                   -          150,000
                                                                       ------------      -----------

       TOTAL LIABILITIES                                                  2,767,102        5,486,455
                                                                       ------------      -----------

COMMITMENTS AND CONTINGENCIES (Note 12)                                           -                -

STOCKHOLDERS' DEFICIENCY
   Convertible  preferred  stock, no par value;  4,999,863 and
     5,000,000  shares authorized; 483,251 issued (of which 172,923
     are held in treasury)                                                  376,593          376,593
   Treasury stock                                                        (   48,803)     (    48,803)
   Series A convertible preferred stock, $10,000 per share
     stated value; 50 shares authorized; 40 issued and outstanding          471,400          471,400
   Series B convertible preferred stock, $10,000 per share
     stated value; 87 shares authorized; 87 issued and outstanding        1,146,837                -
   Common stock, no par value; 600,000,000 shares
     authorized; 457,634,122 and 81,219,120 issued and outstanding       17,129,122       14,552,635
   Accumulated deficit                                                  (19,537,956)     (18,690,318)
                                                                       ------------      -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                                      (  462,807)     ( 3,338,493)
                                                                       ------------      -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                                                    $  2,304,295      $ 2,147,962
                                                                       ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the Year Ended
                                                                       March 31,
                                                         --------------------------------
                                                              2002              2001
                                                         -------------    ---------------
                                                                            (Restated)
SALES - net                                              $   3,813,981    $     3,181,079

COST OF GOODS SOLD                                           2,360,143          1,796,722
                                                         -------------    ---------------

GROSS PROFIT                                                 1,453,838          1,384,357

SELLING, GENERAL
    AND ADMINISTRATIVE EXPENSES                              1,508,721          1,939,089
                                                         -------------    ---------------

LOSS FROM OPERATIONS                                           (54,883)          (554,732)
                                                         --------------   ---------------

OTHER INCOME (EXPENSE)
   Interest expense                                           (358,177)          (455,478)
   Interest income                                              16,798                  -
   Stock discount expense                                    ( 545,361)          (125,000)
   Other income (expense)                                       94,552             80,316
   Income (loss) from equity investment                      (     567)            15,000
                                                         --------------   ---------------
     Total other income (expense)                             (792,755)          (485,162)
                                                         --------------   ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                        (847,638)        (1,039,894)

PROVISION FOR INCOME TAXES                                           -                  -
                                                         -------------    ---------------

NET LOSS                                                 $    (847,638)   $    (1,039,894)
                                                         ==============   ===============


LOSS PER SHARE
   Basic                                                 $    (   0.00)   $    (   0.01)
                                                         =============    =============
   Diluted                                               $    (   0.00)   $    (   0.01)
                                                         =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                            Convertible           Series A Convertible       Series B Convertible
                                          Preferred Stock           Preferred Stock            Preferred Stock
                                        ----------------------   -----------------------    ----------------------
                                         Shares        Amount      Shares       Amount       Shares      Amount
                                        ---------    ---------   ----------     --------    --------   -----------
Balance at March 31, 2000                 483,251    $ 376,593            -     $      -           -   $         -
Prior period adjustment                         -            -            -            -           -             -
                                        ---------    ---------   ----------     --------    --------   -----------
Adjusted Balance at March 31, 2000        483,251      376,593            -            -           -             -

Issuance of common stock:
   Exercise of stock options for cash           -            -            -            -           -             -
   Settlement of debt and interest              -            -            -            -           -             -
   Settlement of accounts payable               -            -            -            -           -             -
   Options issued for consulting                -            -            -            -           -             -
services
Preferred stock                                 -            -           50      500,000           -             -
   Offering costs                               -            -            -      (67,000)          -             -
Conversion of Series A convertible
   preferred stock to common stock              -            -         (10)      (86,600)          -             -
Net loss - as previously reported               -            -            -             -          -             -
Prior period adjustment                         -            -            -      125,000           -             -
                                        ---------    ---------   ----------     --------    --------   -----------
Adjusted balance at March 31, 2001        483,251      376,593           40      471,400           -             -

Issuance of common stock for:
   Settlement of related party notes
payable and accrued interest                    -            -            -            -           -             -
   Settlement of convertible
debentures payable and accrued interest         -            -            -            -           -             -
Stock discount expense                          -            -            -            -           -             -

Exercise of common stock options:
   Cash                                         -            -            -            -           -             -
   Settlement of accounts payable               -            -            -            -           -             -
Options issued for consulting service           -            -            -            -           -             -

Issuance of Series B convertible
 Preferred stock for:
   Cash                                         -            -            -            -          74       740,000
  Settlement of convertible
debentures and accrued interest                 -            -            -            -          13       130,000
   Stock discount expense                       -            -            -            -           -       372,857
   Offering  costs                              -            -            -            -           -       (96,020)
Net loss                                        -            -            -            -           -             -
                                        ---------    ---------   ----------     --------    --------   -----------
Balance at March 31, 2002                 483,251     $376,593           40     $471,400          87   $ 1,146,837
                                        =========    =========   ==========     =========   ========   ===========
(table continued on following page)

The accompanying notes are an integral part of these consolidated financial statements.

                                                        F-6a

(table continued from previous page)

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY, Continued

                                                Common Stock                                    Total
                                          ----------------------   Accumulated    Treasury   Stockholders'
                                            Shares       Amount       Deficit       Stock     Deficiency
                                         -----------  ----------   ------------   --------   ------------
Balance at March 31, 2000                 62,334,029  $14,001,535  ($17,650,424)   ($48,803)  ($3,321,099)
Prior period adjustment                       38,492            -             -           -             -
                                         -----------  ----------   ------------   --------   ------------
Adjusted Balance at March 31, 2000        62,372,521   14,001,535   (17,650,424)    (48,803)   (3,321,099)

Issuance of common stock:
   Exercise of stock options for cash      6,157,143      215,500             -           -       215,500
   Settlement of debt and interest           285,714       10,000             -           -        10,000
   Settlement of accounts payable            857,123       30,000             -           -        30,000
   Options issued for consulting                   -      209,000             -           -       209,000
services
Preferred stock                                    -            -             -           -       500,000
   Offering costs                                  -            -             -           -      (67,000)
Conversion of Series A convertible
   preferred stock to common stock        11,546,619       86,600             -           -             -
Net loss - as previously reported                  -            -      (914,894)          -      (914,894)
Prior period adjustment                            -            -      (125,000)          -             -
                                         -----------  ----------   ------------   --------   ------------
Adjusted balance at March 31, 2001        81,219,120   14,552,635   (18,690,318)    (48,803)   (3,338,493)

Issuance of common stock for:
   Settlement of related party notes
payable and accrued interest             152,686,905      973,950              -           -      973,950
   Settlement of convertible
debentures payable and accrued           180,928,097    1,176,033              -           -    1,176,033
interest
Stock discount expense                             -       37,029              -           -       37,029

Exercise of common stock options:
   Cash                                   42,000,000      210,000              -           -      210,000
   Settlement of accounts payable            800,000        4,000              -           -        4,000
Options issued for consulting service              -      175,475              -           -      175,475

Issuance of Series B convertible
 Preferred stock for:
   Cash                               -            -            -              -           -      740,000
  Settlement of convertible
debentures  and accrued interest                   -            -              -           -      130,000
   Stock discount expense                          -            -              -           -      372,857
   Offering  costs                                  -            -              -          -      (96,020)
Net loss                                           -            -      (847,638)           -     (847,638)
                                         -----------  ----------   ------------   --------    -----------
Balance at March 31, 2002                457,634,122  $17,129,122  ($19,537,956)    ($48,803)   ($462,807)
                                         ===========  ===========  ============   ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                                        F-6b

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Year Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                          2002            2001
                                                                      -----------     -----------
                                                                                       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $(  847,638)    $(1,039,894)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       Depreciation and amortization                                      123,107         240,227
       Provision for doubtful accounts                                 (   37,684)          6,792
       Inventory reserve                                                  159,852          23,773
       Issuance of equity instruments as compensation and other fees      589,361         334,000
       Income (loss) from equity investment                                   567       (  15,450)
       Changes in certain assets and liabilities
       (Increase) decrease in:
        Due from related party                                         (  167,069)       (101,366)
        Accounts receivable                                                93,835           1,384
        Inventory                                                      (   35,889)        (17,846)
        Prepaid expenses and other current assets                           8,442          70,742
       Increase (decrease)
        Due to factor                                                  (  159,556)      (  51,158)
        Accounts payable and accrued expenses                          (   27,492)        353,438
         Customer deposits                                                233,567               -
                                                                      -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                                  (   66,597)       (195,358)
                                                                      ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (50,600)       ( 85,670)
   Other assets                                                            29,279           2,725
   Purchase of film masters and artwork                                  (181,031)       (118,867)
                                                                      ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (202,352)       (201,812)
                                                                      ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                                 (214,858)        205,253
   Net repayments of financing agreement                                 (208,030)       (226,863)
   Payments of notes payable                                              (52,026)       (147,058)
   Payments of notes payable (related party)                             (101,875)      (  15,608)
   Payment of convertible debentures                                       (4,900)     (    8,100)
   Payments on capital leases                                             (17,600)      (  29,054)
   Proceeds from the exercise of options                                  210,000         215,500
   Offering costs                                                         (96,020)        (67,000)
   Proceeds from issuance of Series A Preferred Stock                           -         500,000
   Proceeds from issuance of Series B Preferred Stock                     740,000               -
                                                                      -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 254,691         427,070
                                                                      -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                           For the Year Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                          2002            2001
                                                                      -----------     -----------
                                                                                       (Restated)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (14,258)         29,900

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              29,900               -
                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                               $    15,642     $    29,900
                                                                      ===========     ===========


SUPPLEMENTAL INFORMATION
  CASH PAID FOR:
     Interest expense                                                 $   204,603     $   148,500
                                                                      ===========     ===========
     Income taxes                                                     $         -     $         -
                                                                      ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended March 31, 2002:

o The Company issued 800,000 shares of its common stock for the settlement of accounts payable relating to consulting fees totaling $4,000.

o The Company issued 140,343,755 shares of its common stock to a related party upon conversion of a note totaling $809,500 plus accrued interest of $102,734.

o The Company issued 12,343,150 shares of its common stock to their President, upon conversion of a note of $50,000 plus accrued interest of $11,716.

o The Company issued 180,928,097 shares of its common stock to an unrelated third party, upon the conversion of a convertible debenture totaling $1,037,775 plus accrued interest of $138,258.

o The Company issued 13 shares of its Series B Convertible Preferred Stock relating to the conversion of a convertible debenture totaling $100,000 plus accrued interest of $30,000.

o The Company recognized $37,029 of stock discount expense relating to the conversion of debt.


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
(continued):

For the year ended March 31, 2002 (continued):

o The Company granted options to consultants to purchase 27,000,000 shares of its common stock, in connection with consulting agreements. The Company recognized consulting expense of $81,000 relating to this transaction.

o The Company cancelled and reissued various stock options to certain directors and officers. The Company recognized stock discount expense of $35,025 relating to this transaction.

o The Company granted options to an officer to purchase 14,500,000 shares of its common stock. The Company recognized consulting expense of $59,450 relating to this transaction.

o The Company issued Series B Convertible Preferred Stock with a beneficial conversion feature. The Company has recognized $372,857 of stock discount expense relating to this feature.

For the year ended March 31, 2001:

o The Company granted options to consultants to purchase 7,300,000 shares of its common stock, in connection with consulting agreements and officer compensation. The Company has recognized consulting expense of $209,000.

o The Company issued 285,714 shares of its common stock for the conversion of debt totaling $10,000.

o The Company converted $30,000 of accounts payable to a consultant into 857,123 shares of its common stock.

o The Company converted 10 shares of its Series A convertible preferred stock into 11,546,619 shares of its common stock.

o The Company issued Series A Convertible Preferred Stock with beneficial conversion feature. The Company has recognized $125,000 of stock discount expense relating to this feature.





The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

          Nature of Business
          ------------------
          The Company is in the business of distributing and selling videocassettes, general merchandise, patented toys, furniture, and Cine-Chrome gift cards, through normal distribution channels throughout the United States and through a web site. As of March 31, 2002 and 2001, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources. These product lines have been reflected as two reportable segments as follows:

          1.   VIDEO PROGRAMS AND OTHER LICENSED PRODUCTS

          The Company distributes and sells videocassette titles, including certain public domain programs and certain licensed programs. The
          Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. The Company also distributes a product called Cine-Chrome utilizing classic images of licensed properties; and

          2.   GENERAL MERCHANDISE

          The Company, through its wholly owned subsidiary, JPI, purchases and distributes toy products to mass merchandisers in the U.S. The Company offers the toy products for limited sale periods and as demand for products change, the Company switches to newer and more popular products.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

          Reclassification
          ----------------
          As  of  March  31,  2002,   certain   prior  year  amounts  have  been
          reclassified to conform with current presentation.

          Revenue Recognition
          -------------------
          The Company records sales when products are shipped to customers and are shown net of estimated returns and allowances. Customer deposits and credits are deferred until such time products are shipped to customers.

          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Concentrations of Credit Risk
          -----------------------------
          Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of March 31, 2002 and 2001, with financial institutions subject to a credit risk beyond the insured amount.

          Inventory
          ---------
          Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. Inventory consists primarily of videocassettes, general merchandise, patented toys, furniture, and Cine-Chrome gift cards.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


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

          Impairment of Long-Lived Assets
          -------------------------------
          In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

          Bank Overdraft
          --------------
          The Company maintains overdraft positions at certain banks. Such overdraft positions are included in current liabilities.

          Offering Costs
          --------------
          Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of Series A and B convertible preferred stock in the periods in which they occur.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Advertising Costs
          -----------------
          Advertising costs are expensed as incurred. Advertising costs were approximately $36,114 and $20,891 for the years ended March 31, 2002 and 2001, respectively.

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

          Stock-Based Compensation
          ------------------------
          The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under APB 25, the Company does not recognize compensation expense related to options issued under the Company's employee stock option plans, unless the option is granted at a price below market price on the date of grant.

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

          Income Taxes
          ------------
          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Net Loss Per Share
          ------------------
          SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. . As of March 31, 2002 and 2001, the weighted average common shares outstanding would have been increased by 128,494,675 and 12,500,000 shares, respectively, if the issued and exercisable stock options would have been dilutive.

          The shares used in the computation of loss per share were as follows:

                                                          March 31,
                                              --------------------------------
                                                  2002                 2001
                                              ------------          ----------
                     Basic                     459,349,000          69,359,016
                                              ============          ==========
                     Diluted                   459,349,000          69,359,016
                                              ============          ==========

          Segment Disclosure
          ------------------
          SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

          Recent Accounting Pronouncements
          --------------------------------
          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on April 1, 2002, and its impact, if any, is not expected to be material, on its financial position or results of operations.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements (continued)
          --------------------------------------------
          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on April 1, 2002 and its impact, if any, is not expected to be material, that this statement will have on its financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.


NOTE 2 -  GOING CONCERN

          As reflected in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 2 -  GOING CONCERN (Continued)

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

          Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the effects of the uncertainties.

          The Company has implemented a plan to increase its overall market share of core business and its general merchandise line products, and to expand into the contract replication, duplication and packaging business. The Company has implemented the following goals and strategies to achieve its plan:

          -- Attain leadership in the market segment of high quality budget priced distribution of videocassettes and DVD titles.

          -- Expand our association with firms in China to source and handle QA functions for its general merchandise line of products and market a wide selection of high quality, low price general merchandise and sundry items from China.

          -- Re-establish sales to club type stores with our new general merchandise line of products.

          -- Utilize our relationship with mass merchandisers to introduce and market its general merchandise line of products.

          -- Continue to seek out additional financing sources to support the expected growth in our general merchandise line of products.

          -- Avoid direct competition with larger competitors who sell in the same product categories as the Company, by offering higher quality budgeted price products.

          --   Continue  to  acquire  new   videocassette  and  DVD  titles  for
               distribution.

          --   Internet e-Commerce and keep our pricing competitive.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 2 -  GOING CONCERN (Continued)

          The Company believes it has adequate cash resources to sustain its operations through the third quarter of fiscal 2003, when it expects to generate a positive cash flow. The Company is continuing to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes. The principal objective of the Company is to implement the above strategies during fiscal 2003. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.


NOTE 3 - ACCOUNTS RECEIVABLE

          Accounts receivable as of March 31, 2002 and 2001, net of allowance for doubtful accounts were $356,869 and $413,020, respectively. Substantially all of the accounts receivable as of March 31, 2002 and 2001 have been factored and pledged as collateral under a factoring agreement (see Note 9).

          The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

          As of March 31, 2002 and 2001, the Company had an allowance for doubtful accounts of $106,858 and $144,542, respectively.


NOTE 4 - INVENTORY

          Inventory consisted of the following as of:

                                                            March 31,
                                              -------------------------------
                                                  2002                 2001
                                              -------------       -----------
                  Raw materials               $   1,076,606       $   944,215
                  Finished goods                    748,393           844,895
                                              -------------       -----------
                                                  1,824,999         1,789,110
                  Less:  valuation allowance       (860,011)         (700,159)
                                              -------------       -----------
                  Inventory, net              $     964,988       $ 1,088,951
                                              ==============      ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 4 - INVENTORY (Continued)

          Allowance
          ---------
          An allowance has been established for inventory totaling $860,011 and $700,159 as of March 31, 2002 and 2001, respectively. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

          (a) restricted to specified distribution territories as a result of legal settlements; and

          (b)  inventory, which has passed its peak selling season.


NOTE 5 -  RELATED PARTY TRANSACTIONS

          The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

                  Due from related parties:

                                                               March 31,
                                               -------------------------------
                                                    2002              2001
                                               ------------       -----------
                  a) Loan due from - Officer   $    239,318       $   101,366
                  b) Golden Gulf                      5,367                 -
                  c) GJ Products                     23,750                 -
                                               ------------       -----------
                                               $    268,435       $   101,366
                                               ============       ===========


               a) As of March 31, 2002 and 2001, the Company advanced $222,520 and $101,366, respectively to an officer of the Company. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance and totals $16,798 as of March 31, 2002. The loan is due in December 2002.

               b) As of March 31, 2002, the Company had a miscellaneous receivable due from Golden Gulf totaling $5,367.

               c) As of March 31, 2002, the Company had a miscellaneous receivable due from GJ Products (shareholder) $23,750.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 5 -  RELATED PARTY TRANSACTIONS (Continued)

          Due to related parties - notes payable:

                                                                March 31,
                                                      -------------------------
                                                            2002        2001
                                                      ----------    -----------
      a) Convertible note payable - ATRE              $        -    $   809,500
      b) Note payable - ATRE                             549,558        576,300
      c) Note payable - Jeffrey Schillen                  17,300         71,300
      d) Convertible note payable - Jeffrey Schillen     100,000        100,000
      d) Convertible note payable - James Lu                   -         50,000
      e) Note payable - Golden Gulf                            -         21,133
                                                      ----------    -----------
                                                         666,858      1,628,233
      Less:  current portion                            (666,858)    (1,478,233)
                                                      -----------   -----------
      Long term                                       $        -    $   150,000
                                                      ==========    ===========

          a)   Convertible Note Payable - ATRE
               -------------------------------
               As of March 31, 1999, the Company had $809,500 due to a related party for payment of trade payables. In October 1999, the outstanding balance was converted into a convertible debenture at 7% per annum due and payable on or before September 30, 2001. At the option of the lender all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock. As of March 31, 2001, the outstanding balance was $809,500. On July 24, 2001, the Board of Directors of the Company authorized and approved the issuance of 140,343,755 shares of the company's common stock to American Top Real estate, Inc. ("ATRE") upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001. These shares were issued on August 14, 2001. (see Note 13)

          b)   Note Payable - ATRE
               -------------------
               As of March 31, 2002 and 2001, the Company was advanced $549,558 and $576,300, from ATRE (see Note 8), bearing interest at the rate of 14% per annum, and due on demand.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 5 -  RELATED PARTY TRANSACTIONS (Continued)

          c)   Note Payable - Jeffrey Schillen
               -------------------------------
               As of March 31, 2002 and 2001, the Company has a $17,300 and $71,300 note payable, due to an officer, bearing interest at the rate of 10% per annum, and due on demand.

          d)   Convertible Debentures - Related Parties
               ----------------------------------------
               During March and June 1999, the Company entered into two convertible debentures for $50,000 and $100,000, respectively. The debentures bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender's at a conversion rate of $0.05 per share. Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest. The additional amount of financing costs for the year ended March 31, 2000 was calculated to be $184,400, of which was expensed.

               On July 24, 2001, the Board of Directors of the Company approved the reduction of the original conversion rate of $0.05 down to $0.005 per share and allowed the holders of the notes to also convert any accrued interest against such notes. The fair market value of the Company's common stock was $0.08 as of July 24, 2001. On July 24, 2001, the Board of Directors of the Company authorized and approved the issuance of 12,343,150 shares of the Company's common stock to Mr. Lu, the President of the Company, upon conversion of his $50,000 note and accrued interest thereon in the amount of $11,715 as of July 23, 2001. Such shares were issued on August 14, 2001. (See note 13). The Company recognized $35,029 of stock discount expense relating to this transaction.

               As of March 31, 2002, the debenture for $100,000 was not converted.

          e)   Note Payable - Golden Gulf
               --------------------------
               As of March 31, 2002 and 2001, the Company has a $-0- and $21,133 note payable, due to Golden Gulf Capital Group, bearing no interest, and due on demand.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 5 -  RELATED PARTY TRANSACTIONS (Continued)

          Issuance of stock options
          -------------------------
          During the years ending March 31, 2002 and 2001, the Company issued various stock options to certain related parties. (See note 15).


NOTE 6 -  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following as of:

                                                           March 31,
                                               -------------------------------
                                                     2002              2001
                                               --------------    -------------
           Furniture and equipment             $    1,317,754    $   1,165,610
           Automobile                                  24,487           24,487
           Leasehold improvements                      52,031           40,175
                                               --------------    -------------
                                                    1,394,272        1,230,272
           Less:  accumulated depreciation
             and amortization                      (1,098,195)      (1,030,785)
                                               ---------------   -------------
           Furniture and equipment, net        $      296,077    $     199,487
                                               ==============    =============

          Depreciation expense for the years ended March 31, 2002 and 2001 was approximately $67,500 and $153,000, respectively.


NOTE 7 -  FILM MASTERS AND ARTWORK

          Film Masters and Artwork consisted of the following as of:

                                                           March 31,
                                               -------------------------------
                                                     2002              2001
                                               --------------    -------------

            Intellectual property              $    3,356,687    $   3,315,962
            Other film masters and artwork            871,231          730,925
                                               --------------    -------------
                                                    4,227,918        4,046,887
            Less:  accumulated amortization        (3,956,767)      (3,901,070)
                                               ---------------   -------------
            Film Masters and Artwork, net      $      271,151    $     145,817
                                               ==============    =============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 7 -  FILM MASTERS AND ARTWORK (Continued)

          Amortization expense for the years ended March 31, 2002 and 2001 was approximately $55,700 and $87,474, respectively.

          The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period. Film masters consist of original "masters", which are purchased for the purpose of reproducing videocassettes that are sold to customers. In accordance with SFAS No. 121, film masters and related artwork are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. As of March 31, 2002 and 2001, no such events have occurred.


NOTE 8 - INVESTMENT IN EQUITY SUBSIDIARY

          During 1989, the Company paid $50,000 for 50% of the issued and outstanding common stock of American Top Real Estate ("ATRE"). Since the Company does not have greater than a 50% investment or exercise control in the day to day operations, this investment is accounted for using the equity method. The operations of ATRE are not considered to be significant to the Company's operations; therefore, the Company has not included a summary of ATRE's assets and liabilities.

          For the years ended March 31, 2002 and 2001, investment income (loss) from ATRE was ($567) and $15,500, respectively.

          As of March 31, 2002 and 2001, the investment in ATRE totaled $60,158 and $60,725, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 9 -  DUE TO FACTOR/FINANCING AGREEMENT PAYABLE

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

          The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. The asset-based portion of the borrowings is determined by the lesser of i) $800,000, ii) 25% of the client's finished toy inventory or iii) 55% of the clients finished videotape inventory. The cost of funds for the inventory portion of the borrowings is at 1.4% per month on the average loan balance each month. The agreement stipulated an $8,000 per week payment against the asset-based note payable, which was modified on June 5, 2000, to $4,000 per week. The term of asset-based note was extended to November 15, 2002. The Company paid interest of approximately $147,091 and $117,000 for the years ended March 31, 2002 and 2001, respectively. The financing agreement and factor advances were as follows:
                                                             March 31,
                                                    --------------------------
                                                       2002           2001
                                                    ----------     -----------
           Due to factor payable                    $  159,747     $   319,303
           Financing agreement payable - inventory     103,777         311,807
                                                    ----------     -----------
                                                    $  263,524     $   631,110
                                                    ==========     ===========

NOTE 10 - NOTES PAYABLE

          Notes payable represent the following as of:
                                                           March 31,
                                                  --------------------------
                                                     2002           2001
                                                  ----------     -----------
              a) Waring Investments               $        -     $     4,585
              b) Automobile                                -           5,905
              c) Production Equipment                103,950               -
              d) Other                                     -          32,086
                                                  ----------     -----------
                                                     103,950          42,576
              Less current                           (37,800)        (42,576)
                                                  -----------    -----------
              Long term                           $   66,150     $         -
                                                  ==========     ===========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 10 - NOTES PAYABLE (Continued)

          a)   Waring Investments
               ------------------
               Note payable bearing interest at the rate of 16% per annum with twelve monthly installments of principal of $2,292. This note is guaranteed by the President of the Company and is subordinated to the financing agreement payable. Since, the Company did not pay-off the note on the scheduled maturity date, the lender has extended the maturity date and assessed an additional interest charge of 20% per annum as a penalty on the unpaid balance each month. As of March 31, 2002 and 2001, the outstanding balances were $-0- and $4,585, respectively.

          b)   Automobile
               ----------
               The Company has a vehicle financing agreement with monthly payments of $562 for principal and interest at 9.75% per annum. The balance as of March 31, 2002 and 2001 was $-0- and $5,905 respectively.

          c)   Production Equipment
               --------------------
               During the year ended March 31, 2002, the Company incurred three-year note in the amount of $113,400, bearing interest at 10% to purchase a Sony printer for in house video duplication. The balance of such note at March 31, 2002 was $103,950.

          d)   Other
               -----
               At March 31, 2001, Company had various payables aggregating $32,085, due on demand.


NOTE 11 - CONVERTIBLE DEBENTURES

          Convertible debentures consisted of the following as of:

                                                         March 31,
                                            -----------------------------------
                                                 2002                 2001
                                            --------------       --------------

          a)  Balmore Funds$                $            -       $      100,000
          b)  GJ Products Corporation                    -            1,042,675
                                            --------------       --------------
                                                                      1,142,675
             Less:  Current                              -           (1,142,675)
                                            --------------       --------------
             Long Term                      $            -       $            -
                                            ==============       ==============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 11 - CONVERTIBLE DEBENTURES (Continued)

          a) During March 1999, the Company entered into a convertible debenture for $100,000 bearing interest at 10% with principal and interest due on the first anniversary of the date of issuance. The note also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share. On January 30, 2001, the Company entered into a Securities Replacement Agreement with the debenture holder for the principal of the note for $100,000 plus interest of $30,000. Pursuant to such agreement the Company replaced the debenture by issuing to the holder of the debenture, thirteen shares of the Company's Series B Convertible Preferred Stock for a total consideration of $130,000. The convertible debenture held by the investor was canceled on January 30, 2002. The above shares were issued under the exemption to registration provided by Regulation D Rule 506.

          b) As of March 31, 1999, the Company had $1,118,425 due to a related party for payment of trade payables. In October 1999, the Company ceased to have a relationship with the party, so the outstanding balance of $1,050,775 was converted into a convertible debenture. The debenture bears interest at 7% with principal and interest due on the first anniversary of the date of issuance. At the option of the holder, all or part of the balance can be paid with shares of the Company's common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock.

               On July 24, 2001, the Board of Directors of the Company authorized and approved the issuance of 180,928,097 shares of the Company's common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775 of its note and all accrued interest thereon in the amount of $138,257 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001. These shares were issued on August 14, 2001. As of March 31, 2002 and 2001 the outstanding balance was $-0- and $1,042,675, respectively.


NOTE 12 - COMMITMENTS AND CONTIGENCIES

          Royalty Commitments
          -------------------
          The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the years ended March 31, 2002 and 2001, royalty expense was $41,387 and $23,607, respectively, pursuant to these agreements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 12 - COMMITMENTS AND CONTIGENCIES (Continued)

          Video Agreements
          ----------------
          The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

          Employment Agreements
          ---------------------
          In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000. For the year 1996, one of the officers' employment agreements was amended to increase his annual salary by $30,000. These agreements terminate in the year 2005 and are adjusted annually in accordance with the Consumer Price Index. The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company. The officers at current market prices in installment payments with a five-year promissory note with interest can purchase the common stock at 6% per annum. As of March 31, 2002 and 2001, the officers did not purchase these shares.

          Consulting Agreements
          ---------------------
          On November 30, 2001, the Company entered into a consulting agreement that will terminate on November 29, 2002. The consultant will provide consulting service for the Company concerning various strategic marketing planning, licensing consulting and other matters in connection with the operation of the businesses of the Company. The consultant received options to purchase a total of 1,500,000 of the Company's common stock exercisable at $0.03 per share in exchange for services to be rendered. Of such options, 1,000,000 shares were to be exercisable immediately and 500,000 shares were to be exercisable commencing on November 30, 2002 and expiring on November 29, 2002 and November 29, 2003, respectively. As of March 31, 2002, the consulting agreement was canceled together with the aggregate amount of the options that were granted.

          On October 18, 2001, the Company entered into two consulting agreements that will terminate on October 17, 2002, whereby the consultants will provide consulting services for the Company concerning various management, marketing, consulting, strategic planning, and financial matters in connection with the operation of the businesses of the Company. The consultants received options to purchase a total of 30,800,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on October 17, 2002. (See note 13 for the exercise of these options).

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 12 - COMMITMENTS AND CONTIGENCIES (Continued)

          Consulting Agreements (continued)
          ---------------------------------
          On July 24, 2001, the Company entered into three consulting agreements that will terminate on July 23, 2002, whereby the consultants will provide consulting service for the company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 27,000,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on July 23, 2002. (See note 13 for the exercise of these options).

          Lease Commitments
          -----------------
          The Company leases office and storage facilities under an operating lease, which expires in January 2003. The Company is in the process of renegotiating the lease for a period of time in excess of 3 years.

          Also, the Company leased equipment under a capital leases which expired during December 2001. Per terms of the agreement, the Company utilized their buy-out option and satisfied all terms and remained in possession of the equipment. As of March 31, 2001, $17,600 was due under the capital lease.

          At March 31, 2002, the Company's current portion of future minimum annual aggregate rental payments for its operating leases are as follows:


                                                              Operating
                                                                Lease
                                                             ------------
                  Year Ending March 31,
                  2003                                       $    105,000
                                                             ============

          Rent expense for the years ended March 31, 2002 and 2001 was approximately $133,521 and $142,000, respectively. The Company is in process of negotiating its operating lease.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE 12 - COMMITMENTS AND CONTIGENCIES (Continued)

          Litigation
          ----------
          The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business. All past litigation has been resolved without material adverse impact on the Company as follows:

          On February 15, 2000, one of our suppliers brought legal action against us to collect approximately $35,200 comprising of unpaid invoices, interest, court costs and attorneys fees owed to the supplier. We recorded the liability upon receipt of the goods and entered into a monthly payment plan with the supplier to settle the amount owed. As of March 31, 2001, the balance of the liability had been fully paid.

          During March 2000, our former lessor brought action against us to recover delinquent rental payment and penalties arising from the termination of our building lease in Cerritos, California. The action against us resulted in a stipulated judgment whereby we agreed to pay $72,000 at 10% interest by paying $6,600 per month for twelve consecutive months beginning April 1, 2000 through March 1, 2001. There was a penalty clause for a failure to pay in a timely manner which increases the total amount to $119,000 with immediate acceleration in the event of a default under the stipulated judgment. All required payments through March 1, 2001 were made in a timely manner and on June 5, 2001, we received from the lessor, an acknowledgment of full satisfaction of judgment.

          In April 2001, a former landlord, brought action against us to recover $100,000 in damages, for additional rent for holding over, or not vacating the premises after the term expired, late fee penalty of 10% for late payment of monthly rent and for removing the plaintiff's metal storage racks. To avoid incurring extraordinary legal fees to defend this action against us, we entered into a stipulation for settlement and dismissal with the landlord in December 2001 to make three payments of $5,000 to have the legal action dismissed. The final payment was made in February 2002, and we received from the landlord on March 20, 2002, an acknowledgment that such legal action against us was dismissed.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 12 - COMMITMENTS AND CONTIGENCIES (Continued)

          Litigation (continued
          ---------------------
          In June of 2001, we were named as a defendant by one of our suppliers who filed bankruptcy under Chapter 7. The bankruptcy court brought legal action against us to recover $100,000 we borrowed from the supplier in April of 1999, plus applicable interest. In accordance with the loan, we made four separate payments to the supplier during April and May 1999 totaling $101,166 in principal and interest. As of December 31, 2001, we reflected one check in the amount of $25,116 still outstanding. On March 6, 2001, we entered into a stipulation for settlement and dismissal whereby we agreed to pay $2,500 within ten
          (10) days after entry of an order approving the settlement. The stipulation for settlement and dismissal was approved by the court and a settlement payment of $2,500 was made on May 8, 2002 and on May 15, 2002, the adversary action was dismissed.


NOTE 13 - STOCKHOLDERS' DEFICIENCY

          Common Stock
          ------------
          As of March 31, 2002, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of March 31, 2002 and 2001, 457,634,142 and 81,219,120
          shares were issued and outstanding.

          During, the years ended March 31, 2002 and 2001, the Company had the following significant issuances of its common stock:

          Prior Period Adjustment
          -----------------------
          During the year ended March 31, 2002, the Company discovered that 38,492 shares of its common stock previously believed to be issued in error were in fact valid issued and outstanding shares. These shares were issued prior to March 31, 1999 and have no material financial effect on the Company's financial statement.

          During the year ended March 31, 2002, the Company recorded a prior period adjustment relating to stock discount expense totaling $125,000 associated with the Series A convertible preferred stock securities purchase agreement dated May 11, 2000. (See Series A convertible preferred stock).

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 13 - STOCKHOLDERS' DEFICIENCY (Continued)

          Settlement of Related Parties - Notes Payable
          ---------------------------------------------
          On July 24, 2001, the Board of Directors of the Company authorized and approved:

          1) the issuance of 140,343,755 shares of the Company's common stock to American Top Real estate, Inc. ("ATRE") upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001 (see note 5); and

          2) the issuance of 12,343,150 shares of the Company's common stock to Mr. Lu, the President of the Company, upon conversion of his $50,000 note and accrued interest thereon in the amount of $11,716 at the conversion price of $0.005 (see note 5).

          Settlement of Convertible Debentures
          ------------------------------------
          On July 24, 2001, the Board of Directors of the Company authorized and approved the issuance of 180,928,097 shares of the Company's common stock to GJ Products Corporation (see Note 11) upon the conversion of the entire unpaid principal amount of $1,037,775 of its note and all accrued interest thereon in the amount of $138,258 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001.

          Settlement of debt and accrued interest
          ---------------------------------------
          During the year ended March 31, 2001, the Company issued 285,714 shares of the Company's common stock for the exercise of stock options. The consideration received by the Company was the settlement of debt and accrued interest totaling $10,000.

          Settlement of accounts payable
          ------------------------------
          During the year ended March 31, 2001, 857,123 of options issued for consulting services were exercised. The consideration received was amounts owed by the Company to the consultant totaling $30,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 13 - STOCKHOLDERS' DEFICIENCY (Continued)

          Common stock issued for exercise of stock options
          -------------------------------------------------
          During November 2001, the Company received $75,000 for the exercise of 15,000,000 stock options into 15,000,000 shares of the Company's common stock. (See note 12)

          During November 2001, the Company issued 800,000 shares of its common stock for the exercise of 800,000 stock options. The consideration received was for consulting services incurred and owed by the Company to one of the consultants totaling $4,000. (See note 12)

          On August 15, 2001, the Company received $135,000 for the exercise of 27,000,000 stock options into 27,000,000 shares of the Company's common stock. (See note 12)

          During the year ending March 31, 2001, the Company received $215,500 in cash for the exercise of stock options into 6,157,143 shares of the Company's common stock.

          Conversion of Series A convertible preferred stock
          --------------------------------------------------
          During the year ended March 31, 2001, 11,546,619 shares of common stock were issued for the conversion of 10 Series A convertible preferred shares (see Series A Convertible Preferred Stock).

          Convertible Preferred Stock
          ---------------------------
          As of March 31, 2002 and 2001, the Company had authorized 4,999,863 and 5,000,000 shares of no par value, convertible preferred stock, respectively. The Company had issued 483,251 shares (of which 172,923 valued at $48,803 are held in treasury). The preferred stock has:

          i) voting rights upon all matters upon which common stockholders have at a 1.95 vote for each share of preferred stock,

          ii) conversion rights at 1.95 shares of common stock for each share of preferred,

          iii) no rights of redemption and

          iv) no dividend preferences, but entitled to a preference of $0.01 per share in the event of liquidation.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 13 - STOCKHOLDERS' DEFICIENCY (Continued)

          Series A Convertible Preferred Stock
          ------------------------------------
          On May 11, 2000, the Company amended its articles of incorporation to authorize the issuance 50 shares of no par value, Series A Convertible Preferred Stock with a stated value of $10,000 per share. This new issuance was created out of the 5,000,000 shares of previously authorized, no par value, convertible preferred stock.

          On May 11, 2000, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with eight investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 50 shares of Series A Convertible Preferred Stock for total consideration of $500,000, at the stated value of $10,000 per share. The Company incurred a stock discount expense of $125,000 relating to this issuance (see prior period adjustment). In connection with agreement, the Company incurred $67,000 of offering costs.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 13 - STOCKHOLDERS' DEFICIENCY (Continued)

          Series A Convertible Preferred Stock (continued)
          ------------------------------------------------
          Under Registration Rights Agreements the Company entered into with the purchasers of the Series A Preferred Stock, the Company is required to file a registration statement to register the Common Stock issuable upon conversion of the Series A Preferred Stock under the Securities Act to provide for the resale of such Common Stock. The Company is also required to keep such a registration statement effective until all of such shares have been resold.

          As of March 31, 2001, 10 shares of Series A Convertible Preferred Stock with a stated value of $10,000 per share were converted into 11,546,619 shares of common stock at a price per share equaling 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion. The conversion prices ranged from $0.00832 to $0.00920 and totaled $86,600.

          Series B Convertible Preferred Stock
          ------------------------------------
          On November 16, 2001, the Company amended its articles of incorporation to authorize the issuance 87 shares of no par value, Series B Convertible Preferred Stock with a stated value of $10,000 per share. This new issuance was created out of the 5,000,000 shares of previously authorized, no par value, convertible preferred stock.

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

              DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
NOTE 13 - STOCKHOLDERS' DEFICIENCY (Continued)

          Series B Convertible Preferred Stock (continued)
          ------------------------------------------------
          ii) a mandatory redemption feature upon the occurrence of certain events such as a merger, reorganization, restructuring, consolidation or similar event, and a liquidation preference over the Common Stock in the event of a liquidation, winding up or dissolution of the Company;

          iii) and the Series B Preferred Stock does not provide any voting rights, except as may be required by law.

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

          On November 16, 2001, the Company entered into a Securities Purchase Agreement with four investors. Pursuant to the Securities Purchase Agreement, the Company issued and sold 58 shares of its Series B Convertible Preferred Stock for total consideration of $580,000, at the stated value of $10,000 per share. The Company incurred a stock discount expense of $248,571 relating to the beneficial conversion feature. The Company incurred offering costs totaling $96,020 relating to the agreement.

          On January 30, 2002, the Company entered into a Securities Purchase Agreement with three investors and a Securities Replacement Agreement with another investor who held a convertible debenture issued by the Company totaling $100,000 plus interest of $30,000. Pursuant to such agreements the Company issued 29 shares of its Series B Convertible Preferred Stock at the stated value of $10,000 per share for a total consideration of cash and settlement of debentures totaling $290,000. The convertible debenture held by the investor was canceled on January 30, 2002. The Company incurred a stock discount expense of $124,286 relating to the beneficial conversion feature.

              DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 14 - WARRANTS

          The following schedule summarizes warrants for the years ended March 31, 2002 and 2001:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                         Warrants      Price
                                                       ----------- ----------
             Warrants outstanding, March 31, 2000               -   $   0.00
              Granted                                   1,525,000   $   0.07
              Exercised                                         -   $   0.00
             Expired/cancelled                                  -   $      -
                                                       ----------- ----------
             Warrants exercisable, March 31, 2001       1,525,000   $   0.07
             Granted                                   10,950,000   $   0.02
             Exercised                                          -   $   0.00
             Expired/cancelled                                   -  $   0.00
                                                       -----------  ----------

             Warrants  exercisable, March 31, 2002     12,475,000 $     0.03
                                                       ========== ==========

          On November 16, 2001, in connection with the sale of 58 shares of the Company's Series B Preferred Stock to four investors, the Company issued warrants to purchase an aggregate of 8,700,000 shares of its Common Stock to such investors at an exercise price per share equal to $0.02, expiring on November 15, 2006. The fair market value of the stock on the date of issuance of the warrants was $0.01 per share. The purchase rights represented by the warrants may be exercised in whole or in part at any time and from time to time during the term commencing on November 16, 2001.

          On January 30, 2002, in connection with the sale of 15 shares of the Company's Series B Preferred Stock to one investor, the Company issued warrants to purchase an aggregate of 2,250,000 shares of the Company's Common Stock to the investor at an exercise price per share equal to $0.02, expiring on January 30, 2007. The fair market value of the stock on the date of issuance of the warrants was $0.019 per share. The purchase rights represented by the warrants may be exercised in whole or in part at any time and from time to time during the term commencing on January 30, 2002.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 14 - WARRANTS (Continued)

          On May 11, 2000, in connection with the sale of the Company's Series A Preferred Stock, The May Davis Group, Inc. ("May Davis"), acted as placement agent for the offering and the Company issued warrants to purchase 1,500,000 shares of Common Stock to May Davis and certain designees of May Davis and warrants to purchase 25,000 shares of Common Stock to Butler Gonzalez, LLP, counsel to May Davis. Such warrants are exercisable at a price of $.07 per share. The fair market value of the stock on the date of issuance of the warrants was $0.01 per share.


NOTE 15 - COMMON STOCK OPTIONS

          The following summarizes the common stock option transactions for the years ended March 31, 2002 and 2001:

          Options issued and outstanding not under a stock option plan:
          -------------------------------------------------------------

                                                                       Weighted
                                                                        Average
                                            Officers/                  Exercise
                                            Directors    Consultants    Price
                                          ----------    ----------    ----------
    Options outstanding, March 31, 2000    11,500,000     4,204,000   $  0.100
    Granted                                         -             -
    Exercised                                       -             -   $
    Expired/cancelled                               -             -   $      -
                                          -----------   -----------   ----------
    Options exercisable, March 31, 2001    11,500,000     4,204,000   $   0.010
    Granted                                26,000,000    59,300,000   $   0.006
    Exercised                                       -   (42,800,000)  $   0.005
    Expired/cancelled                     (11,500,000)   (4,704,000)  $   0.100
                                          -----------   -----------   ----------

    Options exercisable, March 31, 2002    26,000,000    16,600,000   $   0.007
                                          ===========    ==========   =========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001



NOTE 15 - COMMON STOCK OPTIONS (Continued)

          Options  issued  and   outstanding  not  under  a  stock  option  plan
          ----------------------------------------------------------------------
          (continued):
          ------------

          Officers/directors
          ------------------
          On July 24, 2001, the Board of Directors of the Company authorized and approved, that it was in the best interest of the Company the that exercise rate ranging from $0.05 to $0.25 of outstanding options granted to the Company's key officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 11,500,000 shares be cancelled and reissued at an exercise price of $0.005. The options expire on various dates starting in September 2002 through August 2005. The Company recognized $35,025 of stock discount expense relating to these options.

          On November 16, 2001, the Company's Board of Directors approved and the Company granted the Company's President, options to purchase 14,500,000 shares of the Company's common stock for his waiving his exercise rights to 29,000,000 options that were previously granted and for his part in the successful sale of the Company's Series B Preferred Shares. The President waived his exercise rights to exercise options previously granted to meet the terms of the reserve requirement clause for the sale of the Company's Series B Preferred stock. The options granted to the President on November 16, 2001, are exercisable at $0.006 per share at such time permitted by the Company's Series B Preferred Shares reserve clause. The options expire 5 years from the date of grant. The Company incurred a stock discount expense of $59,450 relating to this issuance.

          Consultants
          -----------
          On July 24, 2001, the Company granted three consulting firms options to purchase 27,000,000 shares of common stock at $0.005. The fair value of the stock on the date of issuance was $0.008 per share. These options expire on July 23, 2002. The Company incurred a stock discount expense of $81,000 relating to this issuance. These options were exercised on August 15, 2001. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." Furthermore, these consulting firms are Accredited Investors.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 15 - COMMON STOCK OPTIONS (Continued)

          Options  issued  and   outstanding  not  under  a  stock  option  plan
          ----------------------------------------------------------------------
          (continued):
          ------------

          Consultants (continued)
          -----------------------
          On October 18, 2001, the Company granted two consulting firms options to purchase 30,800,000 shares at $0.005 per share, the fair market value of the common stock as of the date of issuance. These options expire on October 17, 2002. 15,800,000 of these options were exercised in November 2001. As of March 31, 2002, 15,000,000 shares of these options had not been exercised. On May 5, 2002, 7,500,000 of these options were exercised and as of June 18, 2002, 7,500,000 of such options were outstanding. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." Furthermore, these consulting firms are Accredited Investors.

          On November 30, 2001, the Company granted a consulting firm an option to purchase 1,500,000 shares of the Company's stock at $0.03 per share. Of such options, 1,000,000 shares will be exercisable immediately and 500,000 shares will be exercisable commencing on November 30, 2002 and will expire on November 29, 2002 and November 29, 2003, respectively. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." Furthermore, the consulting firm is Accredited Investors. As of March 31, 2002, the consulting agreement was canceled together with the aggregate amount of the options that were granted.

          2001 Stock Compensation Plan
          ----------------------------
          The following summarizes the 2001 stock compensation plan transactions for the year ended March 31, 2002:

                                                                        Weighted
                                                                         Average
                                                       Stock Options    Exercise
                                                        Outstanding       Price
                                                       ------------    --------
     Options, exercisable, March 31, 2001                         -           -
     Granted                                             50,000,000    $  0.006
     Expired                                                      -          -
     Canceled                                                     -          -
                                                       ------------    --------
     Options, Exercisable and Outstanding,
        March 31, 2002                                   50,000,000    $  0.006
                                                       ============    ========

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 15 - COMMON STOCK OPTIONS (Continued)

          2001 Stock Compensation Plan (continued)
          ----------------------------------------
          On July 24, 2001, the Board of Directors of the Company approved the Company's 2001 Stock Compensation Plan dated July 13, 2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006, which represented the fair value of the common stock on that date. On July 24, 2001, 50,000,000 options to purchase the Company's common stock were granted to the select key employees, officers and a director of the Company expiring on July 24, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen, the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options to purchase were granted to Murray Scott, a Director of the Company. The remaining balance of 15,000,000 options was granted to eight other key employees of the Company. As of March 31, 2002, none of the options that were granted under this plan were exercised.

          2000 Stock Compensation Plan
          ----------------------------
          The following summarizes the 2000 stock compensation plan transactions for the years ended March 31, 2002 and 2001:

                                                                        Weighted
                                                                         Average
                                                       Stock Options    Exercise
                                                        Outstanding       Price
                                                       ------------    --------
  Options Outstanding, March 31, 2000                             -    $  0.000
  Granted                                                 7,900,000    $  0.036
  Expired                                               ( 7,300,000)   $  0.035
                                                        -----------    --------
  Options, Exercisable and Outstanding, March 31, 2001      600,000    $  0.036
                                                        ===========    ========

  Granted                                                         -    $  0.000
  Expired                                                         -    $  0.000
                                                        -----------    --------
  Options, Exercisable and Outstanding, March 31, 2002      600,000    $  0.036
                                                        ==========     =======

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 15 - COMMON STOCK OPTIONS (Continued)

          2000 Stock Compensation Plan (continued)
          ----------------------------------------
          On June 9, 2000, the Board of Directors of the Company approved the Company's 2000 Stock Compensation Plan ("Plan") for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment Corporation with shares of common stock of the Company. The Plan authorized the Board of Directors of the Company to sell or award up to 13,000,000 shares and/or options of the Company's common stock, no par value. For the fiscal year ended March 31, 2001, the Company had the following common stock options transactions under this Plan:

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

               The per unit weighted-average fair value of unit options granted on June 1, 2000, was $0.029 at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

          o weighted-average risk-free interest rates of 5.86%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 178%; and a weighted average expected life of the option was 2 months. In June and July of 2000, the Company received $215,500 in cash for the issuance of the 6,157,143 shares upon the exercise of these options and the remaining options of 1,142,857 were exercised for consulting services incurred and owed by the Company to one of the consultants totaling $30,000 and from the cancellation of an obligation of $10,000 in principal and interest owed to the same consultant. The options had an aggregate fair value at the date of grant of approximately $209,000. F-37

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 15 - COMMON STOCK OPTIONS (Continued)

          2000 Stock Compensation Plan (Continued)
          ----------------------------------------
          o On July 24, 2000, the Company engaged a consulting firm for a period of one year to provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and conditions. The consulting firm was granted options to purchase 600,000 shares of the Company's common stock with an exercise price at $0.05 per share and the options shall expire on July 24, 2003. These options were not exercised as of March 31, 2001, and the Company believes the firm has not performed under the agreement.

          The Plan expired on May 31, 2001, and the unissued outstanding balance of options of 5,100,000 shares to be awarded or sold in accordance with this plan was canceled.

          The Company applies SFAS No. 123, and related interpretations, for stock options issued to consultants in accounting for its stock options. Compensation expense has been recognized for the Company's stock-based compensation for consulting services in the amount of $40,000 and $209,000 for the years ended March 31, 2002 and 2001, respectively.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 15 - COMMON STOCK OPTIONS (Continued)

          1988 Stock Option Plan (Continued)
          ----------------------------------
          The following summarizes the Company's stock option transactions under the stock option plan:

                                                                        Weighted
                                                                         Average
                                                       Stock Options    Exercise
                                                        Outstanding       Price
                                                       ------------    ---------
 Options Outstanding, March 31, 1999                      550,000      $  0.100
 Granted                                                  300,000      $  0.100
 Expired                                                ( 550,000)     $  0.100
                                                        ---------      --------
 Options, Exercisable and Outstanding, March 31, 2000     300,000      $  0.100
                                                        =========      ========

 Granted                                                        -      $  0.000
 Expired                                                        -      $  0.000
                                                        ---------      --------
 Options, Exercisable and Outstanding, March 31, 2001     300,000      $  0.100
                                                        =========      ========

 Granted                                                  175,000      $  0.005
 Expired                                                        -             -
 Canceled                                                (175,000)     $  0.100
                                                        ----------     --------
 Options, Exercisable and Outstanding, March 31, 2002     300,000      $  0.045
                                                        ==========     ========

          The weighted average remaining contract lives of stock options outstanding are 0.5 years.


          Black-scholes calculation
          -------------------------
          The Company has adopted only the disclosure provisions of SFAS No. 123 for stock options issued to employees for services rendered. It applies APB 25 and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for stock and options issued under compensatory plans and to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards vested under the plan consistent with the methodology prescribed by SFAS 123, the Company's net loss would be increased by $215,000 and $-0- for the years ended March 31, 2002 and 2001, respectively, to the pro forma amounts indicated below.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 15 - COMMON STOCK OPTIONS (Continued)

          Black-scholes calculation (Continued)
          -------------------------------------
                                            2002                2001
                                      -------------       ------------
                  Net Loss:
                    As Reported       $  (1,062,638)       $ (1,039,894)
                                      =============       =============
                    Pro forma         $  (1,062,638)       $ (1,039,894)
                                      =============       =============

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


NOTE 16 - MAJOR CUSTOMERS/SUPPLIERS

          Customers
          ---------
          For the year ended March 31, 2002, the Company had net sales to four customers that accounted for approximately 22%, 14%, 14% and 12%, respectively.

          For the year ended  March 31,  2001,  the  Company  had net sales to 2
          customers   that   amounted   to   approximately   28.3%  and   17.1%,
          respectively.

          Suppliers
          ---------
          For the year ended March 31, 2002 the Company purchased video and DVD products from four suppliers that accounted for approximately 67% of the Company's net purchases. During such period, the percentage of net video/DVD product purchases made from such suppliers were 23%, 15%, 15% and 14%, respectively.

          For the year ended March 31, 2001, the Company purchased video and DVD products from three suppliers that accounted for approximately 58% of the Company's net purchases. During such period, the percentage of net video/DVD product purchases made from such suppliers were 26%, 19% and 13%, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 17 - INCOME TAXES

          The components of the provision for income taxes are as follows:

                                                      For The Years Ended
                                                           March 31,
                                               ------------------------------
                                                     2002            2001
                                               ------------     ------------
                  Current Tax Expense
                     U.S. federal              $         -      $         -
                     State and local                     -                -
                                               ------------     ------------
                  Total Current                          -                -
                                               ------------     ------------

                  Deferred Tax Expense
                     U.S. federal                        -                -
                     State and local                     -                -
                                               ------------     ------------
                  Total deferred                         -                -
                                               ------------     ------------
                  Total tax provision from
                   continuing operations       $         -       $         -
                                               ============      ===========

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended March 31, 2002 and 2001:

                  Federal income tax rate                           (     34.0)%
                  Effect of valuation allowance                           34.0%
                                                                   -----------
                  Effective income tax rate                                0.0%
                                                                  ============

          At March 31, 2002 and 2001, the Company had net carryforward losses of approximately $19,538,000 and $18,690,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period. The net change in the valuation allowance for the years ended March 31, 2002 and 2001, increased by approximately $288,000 and $354,000, respectively.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 16 - INCOME TAXES (Continued)

                                                            March 31,
                                                ----------------------------
                                                      2002             2001
                                                ------------    ------------
              Deferred Tax Assets
                 Loss carryforwards             $  6,643,000    $  6,355,000
                 Less:  valuation allowance       (6,643,000)     (6,355,000)
                                                ------------    ------------
              Net Deferred Tax Assets           $          -    $          -
                                                ============    ============

          Net operating loss carryforwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.


NOTE 17 - SEGMENT INFORMATION

          The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During 2002 and 2001, the Company operated in two principal industries;

          a)   Video programs and other licensed products
          b)   General merchandise

                                                       Year Ended March 31,
                                                -------------------------------
                                                      2002            2001
                                                --------------   --------------
  Revenues:
    Video programs and other licensed products  $    3,802,604   $    3,174,029
    Merchandise                                        11,377,            7,050
                                                --------------   --------------
                                                $    3,813,981   $    3,181,079
                                                ==============   ==============

  COGS:
    Video programs and other licensed products  $    2,230,709   $    1,794,934
    Merchandise                                        129,434            1,788
                                                --------------   --------------
                                                     2,360,143        1,796,722
                                                ==============   ==============

  Loss before taxes:
    Video programs and other licensed products  $     (717,477)  $     (789,204)
    Merchandise                                       (130,161)        (250,690)
                                                ---------------  --------------
                                                $     (847,638)  $   (1,039,894)
                                                ===============  ==============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 17 - SEGMENT INFORMATION (Continued)

                                                        Year Ended March 31,
                                                 -------------------------------
                                                       2002            2001
                                                 --------------   --------------
     Depreciation and amortization:
     Video programs and other licensed products  $      123,147   $      168,205
     Merchandise                                            131           72,059
                                                 --------------   --------------
                                                 $      123,278   $      240,264
                                                 ==============   ==============
   Segment assets:
     Video programs and other licensed products  $    3,483,039   $    1,103,356
     Merchandise                                     (1,178,744)       1,044,606
                                                 ---------------  --------------
                                                 $    2,304,295   $    2,147,962
                                                 ==============   ==============
   Expenditure for segment assets:
     Video programs and other licensed products  $      345,031   $      204,574
     Merchandise                                              -                -
                                                 --------------   --------------
                                                 $      345,031   $      204,574
                                                 ==============   ==============


NOTE 18 - SUBSEQUENT EVENTS

          On April 1, 2002, Board of Directors of the Company, appointed James Lu and Jeffrey Schillen Co-Chief Executive Officers and Co-Chairman of the Company effective immediately.

          On May 6, 2002, one share of the Company's Series B Preferred Stock was converted into 1,351,351 shares of the Company's common stock at the conversion price of $0.0074.

          On May 23, 2002, two shares of the Company's Series B Preferred Stock were converted into 3,174,603 of the Company's common stock at the conversion price of $0.0063.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 18 - SUBSEQUENT EVENTS (Continued)

          On October 18, 2001, the Company granted a consulting firm options to purchase 30,000,000 shares at $0.005 per share (See note 15). On May 5, 2002, 7,500,000 of these options were exercised.

          On June 2, 2002, a $100,000 convertible note issued by the Company to one of its officers matured. On June 27, 2002, the officer extended the maturity date of note until June 2, 2003 bearing the same terms.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's current officers and directors consist of the following persons:

Name                           Age     Position with Company
----                           ---     ---------------------
James K.T. Lu................  55      Chairman of the Board, President,
                                        Co-Chief Executive Officer, Co-Chairman,
                                        Secretary and Director
Jeffrey I. Schillen..........  56      Executive Vice President, Sales and
                                        Marketing, Co-Chief Executive Officer,
                                        Co-Chairman  and Director
Murray T. Scott..............  80      Director

Fred U. Odaka................  65      Chief Financial Officer


JAMES K.T. LU (Class 2 Director). Mr. Lu has been a director since February 1989, Chairman of the Board, Chief Executive Officer and Secretary since March 1, 1990, and President since July 1991. As of April 1, 2002, Mr. Lu became Co-Chairman and Co-CEO.

Mr. Lu received his B.S.I.E. degree from Chung Yuen University Taiwan in 1969, his M.S.I.E. degree from the Illinois Institute of Technology in 1972 and a Master of Business Administration (MBA) from California State University in 1981. Mr. Lu entered a plea and cooperation agreement with the Office of the United States Attorney for the Eastern District of New York. The agreement involved Mr. Lu pleading guilty to one count of Conspiracy to Launder Money and one count of violation of the Travel Act. The conduct for which Mr. Lu pled guilty had no relationship to our business or his activities as an officer of Diamond Entertainment Corporation. On April 18, 2002 Mr. Lu, (Case No. CR 00-920JG), was committed to the custody of the United States Bureau of Prisons to be imprisoned for a term of one year and one day on each of count 1, conspiracy to commit money laundering and count 2, interstate travel with intent to launder money. Upon release from imprisonment, the defendant shall be on supervised release for term of three (3) years on each count to run concurrently.

JEFFREY I. SCHILLEN (Class 1 Director). Mr. Schillen has been our Executive Vice President of Sales and Marketing since 1993 and has been a director since our inception in April 1986. From May 1984 to April 1986, Mr. Schillen was President and Chief Operating Officer of Music Corner Inc., a retail record, tape and video chain he co-founded. From 1974 to April 1984, Mr. Schillen founded and served as Vice President in charge of purchasing, store openings and acquisitions of Platter Puss Records, Inc., a retail record, tape and video chain. As of April 1, 2002, Mr. Schillen became Co-Chairman and Co-CEO.

MURRAY T. SCOTT (Class 2 Director). Mr. Scott became a director in November 1993. Mr. Scott was the President and Chief Executive Officer of Gregg's Furniture, a custom furniture building business in Victoria, Canada, from 1958 to 1995. Mr. Scott remains involved with Gregg's Furniture in a consulting and advisory capacity.

FRED U. ODAKA. Mr. Odaka has been our Chief Financial Officer since September 2000. From December 1998 to September 2000 Mr. Odaka was a consultant to Diamond Entertainment and was our "acting" Chief Financial Officer. From July 1996 to July of 1998, Mr. Odaka served as chief financial officer for Front Row Collectibles, Inc., a manufacturer and distributor of super event collectibles. From January 1993 to June 1996, Mr. Odaka was a financial consultant and analyst for Kibel, Green Inc., a West Coast business advisory and financial services firm specializing in corporate re-structuring and crisis intervention. From July 1986 to December 1992, Mr. Odaka was a partner and principal of two investment banking firms concentrating in mergers and acquisitions. From November 1984 to June 1986, Mr. Odaka was vice president and chief financial officer for Ibex Computer Corporation, a manufacturer of computer tape drives. Mr. Odaka was a founder of Rexon, Inc., a publicly traded manufacturer of computers and computer peripheral equipment and, from May 1978 to October 1984, held the positions of vice president and chief financial officer and was instrumental in taking the company public. From January 1970 to April of 1978, Mr. Odaka was controller of the computer division of Perkin-Elmer Corporation, a publicly traded company that manufactures life sciences systems and analytical instruments. Mr. Odaka received his Bachelor of Science degree in finance from Fresno State College, Fresno, California.

Under our certificate of incorporation, our board of directors is divided into three (3) classes, with each class to be elected by the shareholders every three years. All directors hold office for terms of three (3) years and until the next annual meeting of stockholders scheduled to vote on such class of directors and the election and qualification of their respective successors. Our board presently consists of three directors and our directors were elected at the 2000 annual meeting of stockholders for concurrent three year terms. None of our directors have resigned or declined to stand for re-election due to a disagreement on any matter relating to our operations, policies or practices.

Officers are elected annually by our board of directors and, subject to existing employment agreements, serve at the discretion of our board.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth aggregate compensation earned by each Executive Officer for services rendered in all capacities during the year ended March 31, 2002.

                                   Summary Compensation Table

                                                  Annual Compensation              Long Term Compensation
                                               ------------------------  ------------------------------------------
                                                                           Awards                Payouts
                                                                         ------------ -----------------------------
                                                                         Securities                     All Other
                                                                         Underlying   LTIP Payouts    Compensation
Name and Principal Position          Year      Salary ($)    Bonus ($)   Options (#)       ($)             ($)
--------------------------------     ----      ----------- ------------  ------------ -------------- --------------
James K.T. Lu (1) President,         2002       150,000         0           0               0               28,060
Co-Chief Executive Officer and       2001       150,000         0           0               0               26,739
Secretary                            2000       150,000         0           0               0               27,606


Jeffrey I. Schillen (2)              2002       120,000         0           0               0               15,813
Co-CEO, Executive Vice               2001       120,000         0           0               0               17,148
President of Sales and               2000       120,000         0            0              0               15,618
Marketing


(1) Mr. Lu's annual salary was $150,000 during the fiscal year ended March 31, 2002 and he has elected to defer a substantial portion of his salary for this period. During March 2000, Mr. Lu waived all of his deferred salary owed as of March 31, 1999. During the fiscal years ended March 31, 2002, 2001 and 2000, Mr. Lu was paid salaries totaling $ 68,846, $59,230, and $45,000, respectively.

(2) Mr. Schillen's annual salary was $120,000 during the fiscal year ended March 31, 2002 and he elected to defer a substantial portion of his salary for this period. During March 2000, Mr. Schillen waived all of his deferred salary owed as of March 31, 1999. During the fiscal years ended March 31, 2002, 2001 and 2000, Mr. Schillen was paid salaries totaling $50,646, $45,907, and $44,000, respectively.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information with respect to the options granted and canceled during the year ended March 31, 2002, 2001 and 2000, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                                                         Percent of Total
                                                           Options/SARs
                                Number of Securities        Granted to
                               Underlying Options/SARs     Employees in      Exercise or Base
     Name               Year     Granted (Canceled)         Fiscal Year        Price ($/Sh)    Expiration Date
     ----               ----   -----------------------   ---------------     ----------------  ---------------
James K.T. Lu           2002           20,000,000                28.2%             $0.006           7/12/04
James K.T. Lu           2002              600,000                  .2%             $0.005           4/22/04
James K.T. Lu           2002            2,000,000                 2.8%             $0.005           3/31/03
James K.T. Lu           2002            3,000,000                 4.2%             $0.005           3/31/05
James K.T. Lu           2002            3,500,000                 4.9%             $0.005           5/24/04
James K.T. Lu           2002           (9,100,000)              (12.8%)      $0.05 - $0.25         (Various)
James K.T. Lu           2002           14,500,000                20.4%             $0.006          11/15/06

Jeffrey I. Schillen     2002           10,000,000                14.1%             $0.006           7/12/04
Jeffrey I. Schillen     2002              400,000                  .6%             $0.005           4/22/04
Jeffrey I. Schillen     2002              750,000                 1.1%             $0.005           3/31/05
Jeffrey I. Schillen     2002            1,000,000                 1.4%             $0.005           5/24/04
Jeffrey I. Schillen     2002           (2,150,000)               (3.0%)      $0.05 - $0.25         (Various)


James K.T. Lu           2001                   --                   --                 --                --
Jeffrey I. Schillen     2001                   --                   --                 --                --

James K.T. Lu           2000            3,500,000                77.8%      $0.05 - $0.10           5/24/04
Jeffrey I. Schillen     2000            1,000,000                22.2%      $0.05 - $0.10           5/24/04


AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information with respect to options exercised during the fiscal year ended March 31, 2002 by the Named Executive Officers and with respect to unexercised options held by such persons at March 31, 2002


                                                 Number of Securities Underlying     Value of Unexercised
                        Shares                        Unexercised Options/SARs      In-the-Money Options/SARs
                     Acquired On        Value               At FY-End (#)                 at FY-End ($)
     Name            Exercise (#)   Realized ($)     Exercisable     Unexercisable  Exercisable    Unexercisable
     ----            ------------   ------------ ----------------    -------------  -----------    -------------
James K.T. Lu             0               0              100,000        43,500,000      $1,500         $652,500
Jeffrey I. Schillen       0               0           12,150,000                 0                     $182,250

                              Employment Agreements
                              ---------------------

In 1991, we entered into employment agreements with each of Messrs. Lu and Schillen for annual compensation of $150,000 and $90,000, respectively; both provide for annual adjustments in accordance with the consumer price index. Subsequently Mr. Schillen's annual salary was increased to $120,000 annually. In March 2000, Mr. Lu and Mr. Schillen both waived all of their deferred salaries owed as of March 31, 1999. See "Summary Compensation Table" above, and the notes thereto.

On April 23, 1996 we agreed to reserve 1,000,000 shares of common stock for distribution to Messrs. Lu and Schillen. Such shares could be purchased for $.25 per share, in installment payments with a five year promissory note with interest at 6% per annum. On July 24, 2001, our Board of Directors approved the lowering of the exercise rate per share to $.005 to purchase such shares and extended the expiration date of such options to April 22, 2004. As of March 31, 2002 such officers had not purchased any of such shares.

In September 1997 as consideration for each of Messrs. Lu and Schillen agreeing to defer up to 90% of their salaries through March 31, 1998, we issued 3,000,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock to Mr. Lu, and issued 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock to Mr. Schillen. All of such warrants have an exercise price of $.10 per share. The warrants are fully vested and were exercisable until March 31, 1999. On July 24, 2001, we lowered the exercise price of such warrants to $.005 per share. In February 2002, we extended the term of the warrants until March 31, 2005.

We maintain a life insurance policy on Mr. Lu, for our benefit in the amount of $1,000,000.

On September 1, 1997 we entered into employment agreements with nine other employees holding important positions. The agreements provided for the issuance of an aggregate of 550,000 shares of common stock with a fair value of $11,000, as payment for services, warrants for 550,000 shares with an exercise price of $.10 per share and the semi-monthly compensation of approximately $14,000 in the aggregate. On September 1, 1999, the warrants to exercise the 550,000 shares of common stock expired. On August 27, 1999, we granted warrants to purchase 300,000 shares of common stock, which expire on September 1, 2002, at an exercise price of $.10 per share to the five remaining employees with employment agreements. On July 24, 2001, we lowered the exercise price of 175,000 warrants granted to three employees with employment agreements from $.10 per share to $.005 per share.

None of the employment agreements which we have with any of our executives, indicated above, provides for any specific compensation to such individuals should their respective employment agreements be terminated prior to expiration of their respective terms.

                     Employee and Director Stock Option Plan
                     ---------------------------------------

In July 24, 2001, DMEC approved the 2001 Stock Compensation Plan dated July 13, 2001 in order to attract and retain qualified personnel. The Plan authorized our Board of Directors to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006. On July 13, 2001, our Board of Directors granted an aggregate of 50,000,000 options to purchase shares of our Common Stock to our officers, directors, and key employees. As of March 31, 2002, none of these options were exercised.



                 Employee and Directors Stock Compensation Plan
                 ----------------------------------------------

On June 9, 2000, we adopted our 2000 Stock Compensation Plan for the purpose of providing a means of compensating selected key employees including officers, directors and consultants of Diamond Entertainment and our subsidiaries for their services rendered in connection with our development through the issuance of shares of common stock. We were authorized to sell or award up to 13,000,000 shares and/or options to purchase our common stock. The plan was administered by our board of directors which had the discretion to determine the grantees, the number of shares, the date of each grant, the consideration for the shares and such other terms and conditions as the board may determine. In June 2000, we entered into three consulting agreements that terminated on May 31, 2001. The consultants provided consulting services for us concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of our businesses, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 7,300,000 of our common stock exercisable at $0.035 per share in exchange for services rendered. Such options were exercised as of March 31, 2001. The plan expired on May 31, 2001, and the outstanding balance of options of 5,700,000 shares to be awarded or sold in accordance with this plan was canceled.


                            Compensation of Directors
                            -------------------------

To date, directors who are not also our employees have received no compensation for attending meetings of our board of directors. All directors are entitled to reimbursement of reasonable travel and lodging expenses related to attending meetings of our directors. There are no standard arrangements or agreements to provide compensation to directors for attending meetings of our board of directors.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth current information as of March 31, 2002, relating to the beneficial ownership of the outstanding shares of our common stock and preferred stock by (i) each person owning beneficially more than 5% of our common stock, (ii) each Director of the Company, (iii) each Named Executive Officer; and (iv) all Executive Officers and directors of the Company as a group. Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.

                                                                                          Percentage of
                                                                                          Common Stock
                                                                                            Assuming
                                       Common Stock   Percentage of      Preferred        Conversion of
               Name (1)                    Owned       Common Stock   Stock Owned (2)  Preferred Stock (3)
               --------                 -----------   -------------   ---------------  -------------------
James K. T. Lu (4)                      62,288,110        10.72%          209,287            10.78%
Diamond Entertainment Corporation
800 Tucker Lane
Walnut, CA  91789

Jeffrey I. Schillen (5)                 40,666,024        7.00%           36,282              7.00%
Diamond Entertainment Corporation
48 St. Lawrence Way
Marlboro, NJ  07746

Murray T. Scott (6)                      6,300,000        1.08%           75,796              1.11%
Diamond Entertainment Corporation
800 Tucker Lane
Walnut, CA  91789

American Top Real Estate Inc.           140,343,755       24.15%             0               24.12%
313 S.E. 199th Ave.
Camas, WA 98607

Hung Yi Chen                            80,000,000        13.77%             0               13.75%
2F. No 79, Sec 1, Jung Shung Rd
Gueishan Shiang
Taoyuan Hsien, Taiwan, 333, R.O.C

Yulie Lin                               80,000,000        13.77%             0               13.75%
9F1.3, No 510, Sec 5, Jung Shiau
E. Rd
Taipei, Taiwan, 110, R.O.C

All directors and officers as a group   109,254,134       18.80%          321,365            18.89%
(3 persons) (7)

----------------

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, and is generally determined by voting and/or investment power with respect to securities. Unless otherwise noted, all shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable within 60 days from the date thereof exercised or converted as the case any be.

(2) The preferred stock entitles the holder to 1.95 votes for each share owned and each share may be converted into 1.95 shares of common stock.

(3)  Assumes conversion of shares of preferred stock beneficially owned.

(4) Mr. Lu is President, Co-Chief Executive Officer, Secretary and a director. Includes 43,600,000 shares of common stock issuable upon exercise of warrants and options. Of such options 43,500,000 of Mr. Lu's outstanding stock options will be exercisable at such time permitted by the Company's convertible series B preferred share reserve clause.

(5) Mr. Schillen is Co-Chief Executive Officer, Executive Vice President and a director. Includes 37,810,750 shares of common stock issuable upon exercise of warrants, options, convertible notes and unpaid interest.

(6) Mr. Scott is a director. Includes 5,250,000 shares of common stock issuable upon exercise of warrants.

(7) Represents 22,593,860 shares of common stock outstanding and 86,660,274 shares of common stock issuable upon exercise of warrants, options or convertible notes and interest.


     There are no agreements or other arrangements or understandings known to us concerning the voting of our common stock or otherwise concerning control of us which are not disclosed herein. There are no pre-emptive rights applicable to our securities.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 25, 1997 we executed a consulting agreement with Murray T. Scott, one of our directors, for long term strategic planning including development of marketing strategies and development and acquisition of new products. Mr. Scott's consulting agreement had a term of two years. As compensation under the agreement, Mr. Scott was issued 250,000 shares of common stock, and warrants to purchase an additional 250,000 shares of common stock at an exercise price of $0.10 per share. On July 24, 2001 we lowered the exercise price of the warrants from $0.10 to $0.005 per share. Such warrants expires on August 24, 2005.

On September 1, 1997, we issued to each of Messrs. Lu and Schillen shares and granted warrants as consideration for agreeing to defer payment of their salaries. Mr. Lu was issued 3,000,000 shares of common stock and granted warrants to purchase an additional 3,000,000 shares of common stock at $0.10 per share through March 31, 1999. Mr. Schillen was issued 750,000 shares of common stock and granted warrants to purchase an additional 750,000 shares of common stock at $0.10 per share through March of 1999. The warrants are fully vested and were exercisable until March 31, 1999. In March of 1999, we extended the exercise periods of the warrants until August 24, 2002. On July 24, 2001 we lowered the exercise price of the warrants from $0.10 to $0.005 per share.

During the quarter ended December 31, 1999, our Board of Directors authorized the conversion of approximately $1,880,725 in related parties payables into one year 7% convertible promissory notes of $1,071,225 and $809,500 to GJ Products Corporation and American Top Real estate, Inc. ("ATRE"), respectively. The due dates of both notes were extended to September 30, 2001. The terms of the new convertible notes allow us to make partial principal and interest payments from time to time and the holders of the convertible notes have the option to request such payments of the indebtedness evidenced by the notes either in lawful money of the United States or in an equivalent value consisting of our common stock, the number of shares to be determined by dividing the payment amount by the average twenty day bid price for our common stock during the twenty trading days prior to the date of such payment. Also, during the quarter ended December 31, 1999, GJ Products Corporation to which $1,071,225 in related parties note was owed by us, transacted a change in ownership of its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party. On July 24, 2001, the we authorized and approved the issuance of 140,343,755 shares of the company's common stock to ATRE upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734.41 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001, and we also authorized and approved the issuance of 180,928,097 shares of our common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775.00 of its note and all accrued interest thereon in the amount of $138,257.63 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001.

At March 31, 1999, we were owed approximately $69,000 from Mr. Lu for advances and loans. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance. For the years ended March 31, 1999 and 1998, we recorded interest income of $1,170 and $6,607, respectively. This loan amount is due in December 2001. On March 15, 1999, the unpaid balance of approximately $69,000 was forgiven by us in consideration for Mr. Lu's 1999 and 1998 personal guarantees for two leases and promissory notes.

In March and June 1999, we issued callable convertible notes for $50,000 and $100,000 to James Lu and Jeffrey I. Schillen, respectively. The notes bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note has been extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of our common stock at the option of the lenders at a conversion rate of $0.05 per share. The notes contain certain demand and piggyback registration rights. On July 24, 2001, we authorized and approved an amendment of the foregoing callable convertible whereby by we reduced the conversion rate from. $0.05 to $0.005 and allowed the note holders to also convert any accrued interest against such notes. Also on July 24, 2001, we approved the issuance of 12,343,150 shares of our common stock to Mr. Lu upon conversion of his $50,000.00 note and accrued interest thereon in the amount of $11,715.75 as of July 23, 2001. As of March 31, 2002, the note for $100,000 was not converted.

On May 25, 1999, we issued to Mr. Lu, as a bonus, options to purchase 2,500,000 shares of our common stock at $0.05 and options to purchase 1,000,000 shares of our common stock at $0.10 per share. The options expire on May 24, 2004. On July 24, 2001 we lowered the exercise price of the warrants from $0.10 to $0.005 per share.

On May 25, 1999, we issued to Mr. Schillen, as a bonus, options to purchase 500,000 shares of common stock at $0.05 and options to purchase 500,000 shares of our common stock at $0.10 per share. The options expire on May 24, 2004. On July 24, 2001 we lowered the exercise price of the warrants from $0.10 to $0.005 per share.

On July 24, 2001, the Board of Directors of the Company approved the Company's 2001 Stock Compensation Plan dated July 13, 2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006. On July 13, 2001, 50,000,000 options to purchase the Company's common stock were granted to the selected key employees, officers and a director of the Company expiring on July 12, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options to purchase were granted to Murray Scott, a Director of the Company. The remaining balance of 15,000,000 options was granted to eight other key employees of the Company. As of March 31, 2002, none of the options granted under this plan were exercised.

On July 24, 2001, the Board of Directors of the Company authorized and approved, that it was in the best interest of the Company that the exercise rate ranging from $0.05 to $0.25 of outstanding options granted to the Company's key employees, officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 11,675,000 shares be amended and lowered to $0.005. Such outstanding options to purchase the Company's common stock included options granted to James Lu, Jeffrey Schillen, Murray Scott and three key employees of the Company of 9,100,000, 2,150,000, 250,000, and 175,000 shares, respectively. The Board of Directors further authorized and approved the extension of such options granted to James Lu and Jeffrey Schillen in the amount 600,000 and 400,000 shares, respectively, to April 22, 2004. These options were outstanding as of March 31, 2002.

On November 16, 2001, Mr. Lu, the company's president waived his right to exercise 29,000,000 of his outstanding stock options to provide for the company to meet the stock reserve requirement of it's convertible series B preferred stock.

On November 16, 2001, for consideration of waiving his aforementioned exercise rights and for his part in completing the sale of the company's convertible Series B preferred shares, Mr. Lu was awarded option to purchase 14,500,000 shares of the company's common stock. The option will be exercisable at $0.006 per share at such time permitted by the company's convertible series B preferred share reserve clause.

The reserve clause calls for a 130% reserve requirement of estimated shares needed to cover for the conversion of the convertible series B preferred stock.

As of March 31, 2002 and 2001, the Company advanced $222,520 and $101,366, respectively to an officer of the Company. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance and totals $16,798 as of March 31, 2002. The loan is due in December 2002.

As of March 31, 2002, the Company had a miscellaneous receivable due from Golden Gulf totaling $5,367.

As of March 31, 2002, the Company had a miscellaneous receivable due from GJ Products (shareholder) $23,750.

As of March 31, 2002 and 2001, the Company was advanced $549,558 and $576,300, from ATRE (see Note 8), bearing interest at the rate of 14% per annum, and due on demand.

As of March 31, 2002 and 2001, the Company has a $17,300 and $71,300 note payable, due to an officer, bearing interest at the rate of 10% per annum, and due on demand.

As of March 31, 2002 and 2001, the Company has a $-0- and $21,133 note payable, due to Golden Gulf Capital Group, bearing no interest, and due on demand.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


Exhibit
Number       Description
-------      -----------
3.1.1  (6)   Certificate of Incorporation of Trans-Atlantic Video, Inc. filed
              April 3, 1986.
3.1.2  (6)   Certificate of Amendment to Certificate of Incorporation of
              Trans-Atlantic Video filed October 12, 1988.
3.1.3  (6)    Certificate of Amendment to Certificate of Incorporation of
               Trans-Atlantic Video filed March 10, 1989.
3.1.4  (6)   Certificate of Amendment to Certificate of Incorporation of
              Trans-Atlantic Video filed June 9, 1989.
3.1.5  (6)   Certificate of Amendment to Certificate of Incorporation of
              Trans-Atlantic Video filed December 31, 1990.
3.1.6  (6)   Certificate of Amendment to Certificate of Incorporation of
              Trans-Atlantic Video filed July 17, 1991.
3.1.7  (6)   Certificate of Amendment to Certificate of Incorporation of Diamond
              Entertainment Corporation filed November 16, 1993.
3.1.8  (6)   Certificate of Amendment to Certificate of Incorporation of Diamond
              Entertainment Corporation filed March 3, 1994.
3.1.9  (6)   Certificate of Amendment to Certificate of Incorporation of Diamond
              Entertainment Corporation filed October 15, 1996.
3.1.10 (3)   Certificate of Amendment to Certificate of Incorporation of Diamond
              Entertainment Corporation filed with the State of New Jersey State
              Treasurer on May 11, 2000 (originally filed as Exhibit 3.1.2).
3.1.11 (3)   Certificate of Amendment to Certificate of Incorporation of Diamond
              Entertainment Corporation filed with the State of New Jersey State
              Treasurer on July 6, 2000 (originally filed as Exhibit 3.1.3).
3.2    (1)   By-laws, as amended.
4.1    (1)   Certificate for shares of Common Stock.
10.1   (2)   10% Callable  Convertible Note,  dated  March 22, 1999,  in  the principal amount of $50,000 issued to Mr. Lu.
10.2   (2)   0% Callable  Convertible  Note,  dated  June  3, 1999,  in the principal amount of $100,000 issued to Mr. Schillen.
10.3   (3)   Securities  Purchase Agreement dated May 11, 2000 between the
              Company and eight investors  concerning the issuance and sale of
              50 shares of the Company's Series A Convertible Preferred Stock.
10.4   (3)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Anthony E. Rakos concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.
10.6   (3)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Gerald Holland  concerning the issuance and sale of shares the Company's Series A Convertible Preferred Stock.
10.7   (3)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Jeffrey Hrutkay, MD concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.
10.8   (3)   Registration Rights Agreement, dated May 11, 2000 between Company and Charles and Jane Adkins concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.

Exhibit
Number       Description
-------      -----------
10.9   (3)   Registration Rights Agreement, dated May 11, 2000 between Company and Gordon D. Mogerley concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.
10.10  (3)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Michelle Levite concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.
10.11  (3)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Ralph Lowry concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.
10.12  (3)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and John Bolliger concerning the issuance and sale of shares of the Company's Series A Convertible Preferred Stock.
10.13  (3)   Consulting Agreement dated June 1, 2000 between  the  Company and
              Peter Benz.
10.14  (3)   Consulting Agreement dated June 1, 2000 between  the Company and S.
              Michael Rudolph.
10.15  (3)   Consulting Agreement dated June 1, 2000 between  the  Company and
              Owen Naccarato.
10.16  (4)   10% Callable Convertible Note,  dated  June  3, 1999,  in the principal amount of $100,000 issued to Mr. Schillen.
10.17  (4)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Anthony E. Rakos concerning the issuance and sale of shares of our Series A Convertible Preferred Stock.
10.18  (4)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Gerald Holland concerning the issuance and sale of shares our Series A Convertible Preferred Stock
10.19  (4)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Jeffrey Hrutkay, MD concerning the issuance and sale of shares of our Series A Convertible Preferred Stock.
10.20  (4)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Charles and Jane Adkins concerning the issuance and sale of shares of our Series A Convertible Preferred
              Stock.
10.21  (4)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Gordon D. Mogerley concerning the issuance and sale of shares of our Series A Convertible Preferred Stock.
10.22  (4)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Michelle Levite concerning the issuance and sale of shares of our Series A Convertible Preferred Stock.
10.23  (4)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and Ralph Lowry Concerning the issuance and sale of shares of our Series A Convertible Preferred Stock.
10.24  (4)   Registration Rights Agreement, dated May 11, 2000 between the
              Company and John Bolliger concerning the issuance and sale of shares of our Series A Convertible Preferred Stock.
10.25  (4)   Consulting Agreement dated June 1, 2000 between the Company and Peter Benz.
10.26  (4)   Consulting Agreement dated June 1, 2000 between the Company and S. Michael Rudolph.

Exhibit
Number       Description
-------      -----------
10.27  (4)   Consulting Agreement dated June 1, 2000 between the Company and Owen Naccarato.
10.28  (4)   2000 Stock Option Plan dated June 9, 2000.
10.29  (5)   Stonestreet Convertible Series B Preferred Stock Purchase
              Agreement, November 2001
10.30  (5)   Stonestreet LP Warrant Agreement, November 2001
10.31  (5)   Stonestreet Corp Warrant Agreement, November 2001
10.32  (5)   Stonestreet Registration rights Agreement November 2001
10.33  (5)   Filter International Convertible Series B Preferred Stock
              Purchase Agreement, November 2001
10.34  (5)   Filter International Warrant Agreement, November 2001
10.35  (5)   Filter International Registration rights Agreement November
              2001
10.36  (5)   Kaufman Convertible Series B Preferred Stock Purchase
              Agreement, November 2001
10.37  (5)   Kaufman Warrant Agreement, November 2001
10.38  (5)   Kaufman Registration rights Agreement November 2001
10.39  (5)   Alpha Capital Convertible Series B Preferred Stock Purchase
              Agreement, January 2002
10.40  (5)   Alpha Capital Warrant Agreement, January 2002
10.41  (5)   Alpha Capital and Bakmore S.A Registration rights Agreement
              January 2002
10.42  (5)   Balmore S.A. Convertible Series B Preferred Stock Purchase
              Agreement, January 2002
10.43  (5)   Balmore S.A Warrant Agreement, January 2002
10.44  (3)   2000 Stock Option Plan dated June 9, 2000 (originally filed as
              Exhibit 10.16)
10.45  (6)   Lease dated January 6, 2000.
21.1   (6)   Subsidiaries of the Registrant.

---------------
(1) Incorporated by reference to Registrant's Registration Statement on Form S-18, File No. 33-33997.

(2) Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31, 1999, filed July 14, 1999, File Number 0-17953 and Annual Report on Form 10-KSB/A for the year March 31, 1999, filed August 23, 1999, File Number 0-17953.

(3) Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31, 2000, filed August 21, 2000, File Number 0-17953.

(4) Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB/A for the year ended March 31, 2000, filed October 26, 2000 (File No. 0-17953)

(5) Incorporated by reference to Registrant's exhibits to the Registration Statement on Form SB-2, filed April 18, 2002 (File No. 333-86570).

(6)  Filed herewith.

(b) Reports on Form 8-K

Form 8-K dated April 19, 2002 reported Mr. James Lu's plea and cooperation agreement with the Office of the United States Attorney for the Eastern District of New York and the accompanying sentencing. The agreement involved Mr. Lu pleading guilty to one count of Conspiracy to Launder Money and one count of violation of the Travel Act. The conduct for which Mr. Lu pled guilty had no relationship to the Company's business or his activities as an officer of Diamond Entertainment Corporation.

                                   SIGNATURES

     In accordance with Section 13 or 15(A) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             DIAMOND ENTERTAINMENT CORPORATION


Dated:  July 16, 2002        By:   /s/ James K.T. Lu
                                   ---------------------
                                   James K.T. Lu
                                   President and Co-Chief Executive Officer


Dated:  July 16, 2002       By:    /s/ Fred U. Odaka
                                   ----------------------
                                   Fred U. Odaka
                                   Chief Financial Officer, Principal Financial
                                   Officer and Principal Accounting Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                          Title                     Date
   ---------                          -----                     ----

/s/ James K.T. Lu          President, Co-Chief Executive      July 16, 2002
-----------------           Officer, Secretary and
James K.T. Lu               Director

/s/ Jeffrey I. Schillen    Co-Chief Executive Officer,        July 16, 2002
-----------------------     Executive Vice President and
Jeffrey I. Schillen         Director


/s/ Murray T. Scott        Director                           July 16, 2002
----------------
Murray T. Scott