Form 10QSB
period 2002-06-30
DIAMOND ENTERTAINMENT CORP
filed 2002-08-19
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended June 30, 2002

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

As of June 30, 2002, there were 469,660,096 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                        YES   [   ]     NO   [X]

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1:  Condensed Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2002 [Unaudited]
   and March 31, 2002....................................................   3-4

   Condensed Consolidated Statements of Operations for the three months
   ended June 30, 2002 and 2001 [Unaudited]..............................    5

   Condensed Consolidated Statements of Cash Flows for three months ended
   June 30, 2002 and 2001 [Unaudited]....................................   6-7

   Notes to Condensed Consolidated Financial Statements [Unaudited]......  8-17


Item 2:  Management's Discussion and Analysis or
         Plan of Operations.............................................. 18-21

Part II.  Other Information

Item 1:  Legal Proceedings..... .........................................   21

Item 2:  Changes in Securities...........................................   21

Item 3:  Defaults Upon Senior Securities.................................   21

Item 4:  Submission of Matters to a Vote of Security Holders.............   21

Item 5:  Other Information...............................................   22

Item 6:  Exhibits and Reports on Form 8-K................................   22

Signatures...............................................................   23

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30,        March 31,
                                                                      2002             2002
                                                                    ------------    -----------
                                                                    (Unaudited)
         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $      1,420    $    15,642
   Accounts receivable, net of allowance for
     doubtful accounts of $111,227 and $106,858                          511,200        356,869
   Inventory                                                             807,091        964,988
   Due from related parties                                              191,521        268,435
   Prepaid expenses and other current assets                              22,357         37,272
                                                                    ------------    -----------

     Total current assets                                              1,533,589      1,643,206

PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $1,120,627 and $1,098,195                 277,986        296,077

FILM MASTERS AND ARTWORK, less
   accumulated amortization of $3,967,244 and $3,956,767                 297,177        271,151

INVESTMENT IN EQUITY SUBSIDIARY                                           60,158         60,158

OTHER ASSETS                                                              32,732         33,703
                                                                    ------------    -----------

       TOTAL ASSETS                                                 $  2,201,642      2,304,295
                                                                    ============    ===========







The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                     June 30,        March 31,
                                                                       2002             2002
                                                                    ------------    -----------
                                                                    (Unaudited)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                                   $      9,800    $     9,823
   Accounts payable and accrued expenses                               1,673,813      1,479,323
   Due to factor                                                         291,396        159,747
   Financing agreement payable                                            51,777        103,777
   Notes payable - current portion                                        37,800         37,800
   Due to related parties - notes payable                                487,018        666,858
   Customer Deposits                                                     135,723        243,624
                                                                    ------------    -----------
     Total current liabilities                                         2,687,327      2,700,952

   Notes payable, less current portion                                    56,700         66,150
                                                                    ------------    -----------

       TOTAL LIABILITIES                                               2,744,027      2,767,102
                                                                    ------------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                                         -              -

STOCKHOLDERS' DEFICIENCY
   Convertible  preferred  stock, no par value;  4,999,863 and
     5,000,000  shares authorized; 483,251 issued (of which
     172,923 are held in treasury)                                       376,593        376,593
   Treasury stock                                                     (   48,803)   (    48,803)
   Series A convertible preferred stock, $10,000 per share
     stated value; 50 shares authorized; 40 issued and outstanding       471,400        471,400
   Series B convertible preferred stock, $10,000 per share
     stated value; 87 shares authorized; 84 issued and outstanding     1,116,837      1,146,837
   Common stock, no par value; 600,000,000 shares authorized;
     469,660,096 and 457,634,122 issued and outstanding               17,196,622     17,129,122
   Accumulated deficit                                               (19,655,034)   (19,537,956)
                                                                    ------------    -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                                  (   542,385)   (   462,807)
                                                                    ------------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                                                 $  2,201,642    $ 2,304,295
                                                                    ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the Three Months Ended
                                                                       June 30,
                                                         --------------------------------
                                                              2002              2001
                                                         -------------    ---------------
SALES - net                                              $     849,530    $       737,271

COST OF GOODS SOLD                                             576,998            466,538
                                                         -------------    ---------------

GROSS PROFIT                                                   272,532            270,733

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   347,708            397,918
                                                         --------------    --------------

LOSS FROM OPERATIONS                                           (75,176)          (127,185)
                                                         --------------    --------------

OTHER INCOME (EXPENSE)
   Interest expense                                           ( 41,989)          ( 88,712)
   Other income (expense)                                           87              5,912
                                                         --------------   ---------------
     Total other income (expense)                            (  41,902)          ( 82,800)
                                                         --------------   ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                       ( 117,078)        (  209,985)

PROVISION FOR INCOME TAXES                                           -                  -
                                                         -------------    ---------------

NET LOSS                                                 $   ( 117,078)   $    (  209,985)
                                                         ==============   ===============

NET LOSS PER SHARE
   Basic                                                 $    (   0.00)   $      (   0.00)
                                                         =============    ===============
   Diluted                                               $    (   0.00)   $      (   0.00)
                                                         =============    ===============

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING
   Basic                                                   464,392,000         81,180,648
                                                         =============    ===============
   Diluted                                                 464,392,000         81,180,648
                                                         =============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Three Months Ended
                                                                                June 30,
                                                                      ---------------------------
                                                                          2002            2001
                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $(  117,078)    $(  209,985)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       Depreciation and amortization                                       32,909          38,204
       Provision for doubtful accounts                                 (    4,369)          9,000
       Inventory reserve                                               (  120,456)              -

         Changes in certain assets and liabilities (Increase) decrease in:
        Due from related party                                             76,914        ( 36,400)
        Accounts receivable                                            (  149,962)       ( 42,921)
        Inventory                                                         278,353           1,681
        Prepaid expenses and other current assets                          14,915         ( 7,794)
        Other assets                                                          971          21,592
       Increase (decrease)
        Due to factor                                                     131,649               -
        Accounts payable and accrued expenses                             194,467         237,301
        Customer deposits                                              (  107,901)              -
                                                                      -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       230,412          10,678
                                                                      ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     ( 4,341)              -
   Purchase of film masters and artwork                                  ( 36,503)       ( 57,484)
                                                                      ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                    ( 40,844)       ( 57,484)
                                                                      ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                                        -        ( 25,433)
   Net repayments of financing agreement                                 ( 52,000)       ( 14,535)
   Proceeds (payments) of notes payable                                   ( 9,450)          7,266
   Proceeds (payments) of notes payable (related party)                  (179,840)         87,500
   Proceeds from convertible debentures                                         -          (3,600)
   Payments on capital leases                                                   -          (8,146)
   Proceeds from the exercise of options                                   37,500               -
                                                                      -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                (203,790)         43,052
                                                                      -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)

                                                                      For the Three Months Ended
                                                                               June 30,
                                                                      ---------------------------
                                                                          2002            2001
                                                                      -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (14,222)      (   3,754)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            15,642          29,900
                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $     1,420     $    26,146
                                                                      ===========     ===========


SUPPLEMENTAL INFORMATION
  CASH PAID FOR:
     Interest expense                                                 $         -     $    23,423
                                                                      ===========     ===========
     Income taxes                                                     $         -     $         -
                                                                      ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the three months ended June 30, 2002:

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

          Interim Financial Statements
          ---------------------------
          The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending March 31, 2003. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2002.

          Nature of Business
          ------------------
          The Company is in the business of distributing and selling videocassettes, general merchandise, patented toys, furniture, and Cine-Chrome gift cards, through normal distribution channels throughout the United States and through a web site. As of March 31, 2002 and 2001, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources. These product lines have been reflected as two reportable segments as follows:

          1.   VIDEO PROGRAMS AND OTHER LICENSED PRODUCTS

          The Company distributes and sells videocassette titles, including certain public domain programs and certain licensed programs. The
          Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. The Company also distributes a product called Cine-Chrome utilizing classic images of licensed properties; and

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Nature of Business, Continued
          -----------------------------

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

          Reclassification
          ----------------
          As of June 30, 2002, certain prior year amounts have been reclassified to conform with current presentation.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          Net Loss Per Share
          ------------------
          SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As of June 30, 2002, the weighted average common shares outstanding would have been increased by 120,000,000 shares, respectively, if the issued and exercisable stock options would have been dilutive.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          Comprehensive Loss
          ------------------
          Comprehensive loss consists of net loss only.

          Recent Accounting Pronouncements
          --------------------------------
          The Company adopted FASB No. 141-"Business Combinations" and FASB No. 142-"Goodwill and Other Intangible Assets," effective April 1, 2002. There were no effects on the Company's results of operations and financial position as of June 30, 2002, as a result of the adoption of FASB No. 141 and No. 142.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (continued)
         --------------------------------------------
          In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002

NOTE 2 -  GOING CONCERN (Continued)

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002

NOTE 3 - INVENTORY

          Inventory consisted of the following as of:

                                                 June 30,
                                                  2002
                                              -------------
                  Raw materials               $     895,657
                  Finished goods                    650,989
                                              -------------
                                                  1,546,646
                  Less:  valuation allowance       (739,555)
                                              -------------
                  Inventory, net              $     807,091
                                              ==============

          Allowance
          ---------
          An allowance has been established for inventory totaling $739,555. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

          (a) restricted to specified distribution territories as a result of legal settlements; and

          (b)  inventory, which has passed its peak selling season.


NOTE 4 -  RELATED PARTY TRANSACTIONS

          The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

          Due from related parties:
                                                                June 30,
                                                                  2002
                                                              ------------
              a) Loan due from - Officer                      $    147,404
              b) Golden Gulf                                        14,367
              c) GJ Products                                        29,750
                                                              ------------
                                                              $    191,521
                                                              ============
          Due to related parties - notes payable:
                                                                  June 30,
                                                                    2002
                                                               ------------
              a) Note payable - ATRE                          $    387,018
              b) Convertible note payable - Jeffrey Schillen       100,000
                                                              ------------
                                                              $    487,018
                                                              ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002

NOTE 5 - COMMITMENTS AND CONTIGENCIES

          Royalty Commitments
          -------------------
          The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended June 30, 2002 and 2001, royalty expense was $11,870 and $6,171, respectively, pursuant to these agreements.

          Video Agreements
          ----------------
          The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

          Consulting Agreements
          ---------------------
          On October 18, 2001, the Company entered into two consulting agreements that will terminate on October 17, 2002, whereby the consultants will provide consulting services for the Company concerning various management, marketing, consulting, strategic planning, and financial matters in connection with the operation of the businesses of the Company. The consultants received options to purchase a total of 30,800,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on October 17, 2002. (See Note 6 for the exercise of these options).

          On July 24, 2001, the Company entered into three consulting agreements that will terminate on July 23, 2002, whereby the consultants will provide consulting service for the company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 27,000,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on July 23, 2002. (See Note 6 for the exercise of these options).

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002

NOTE 5 - COMMITMENTS AND CONTIGENCIES (Continued

          Litigation
          ----------
          In June of 2001, we were named as a defendant by one of our suppliers who filed bankruptcy under Chapter 7. The bankruptcy court brought legal action against us to recover $100,000 we borrowed from the supplier in April of 1999, plus applicable interest. In accordance with the loan, we made four separate payments to the supplier during April and May 1999 totaling $101,166 in principal and interest. As of December 31, 2001, we reflected one check in the amount of $25,116 still outstanding. On March 6, 2001, we entered into a stipulation for settlement and dismissal whereby we agreed to pay $2,500 within ten
          (10) days after entry of an order approving the settlement. The stipulation for settlement and dismissal was approved by the court and a settlement payment of $2,500 was made on May 8, 2002 and on May 15, 2002, the adversary action was dismissed.

NOTE 6 - STOCKHOLDERS' DEFICIENCY

          Common Stock
          ------------

          As of June 30, 2002, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of June 30, 2002 and March 31, 2002, 469,660,096 and 457,634,142 shares were issued and outstanding.

          For the three months ended June 30, 2002, the Company had the following significant issuance of its common stock:

               On May 5, 2002, the Company issued 7,500,000 shares of common stock from the exercise of 7,500,000 options at an exercise price of $0.005. Net proceeds amounted to $37,500.

               On May 6, 2002, one share of the Company's Series B Preferred Stock was converted into 1,351,351 shares of the Company's common stock at the conversion price of $0.0074.

               On May 23, 2002, two shares of the Company's Series B Preferred Stock were converted into 3,174,603 of the Company's common stock at the conversion price of $0.0063.

               On July 18, 2002, the Company issued 3,000,000 shares of common stock from the exercise of 3,000,000 options at an exercise price of $0.005. Net proceeds amounted to $15,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002

NOTE 7 - SEGMENT INFORMATION

          The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During three months period ended June 30, 2002 and 2001, the Company operated in two principal industries;

          a)   Video programs and other licensed products
          b)   General merchandise

                                                       Three Months Ended
                                                             June 30,
                                                -------------------------------
                                                      2002            2001
                                                --------------   --------------
  Revenues:
    Video programs and other licensed products  $      844,580    $     728,620
    Merchandise                                          4,950            8,651
                                                --------------   --------------
                                                $      849,530    $     737,271
                                                ==============   ==============
  Cost Of Goods Sold:
    Video programs and other licensed products  $      544,885    $     435,477
    Merchandise                                         32,113           31,061
                                                --------------   --------------
                                                       576,998          466,538
                                                ==============   ==============

  Loss before taxes:
    Video programs and other licensed products  $     ( 84,339)  $     (145,703)
    Merchandise                                       ( 32,739)        ( 64,282)
                                                ---------------  --------------
                                                $     (117,078)  $   (  209,985)
                                                ===============  ==============

  Depreciation and amortization:
     Video programs and other licensed products  $       32,909   $       38,128
     Merchandise                                              -              131
                                                 --------------   --------------
                                                 $       32,909   $       38,259
                                                 ==============   ==============
   Segment assets:
     Video programs and other licensed products  $    2,258,957   $    1,586,732
     Merchandise                                      (  57,315)         631,599
                                                 ---------------  --------------
                                                 $    2,201,642   $    2,218,331
                                                 ==============   ==============
   Expenditure for segment assets:
     Video programs and other licensed products  $       36,503   $       57,484
     Merchandise                                              -                -
                                                 --------------   --------------
                                                 $       36,503   $       57,484
                                                 ==============   ==============

Item 2:  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2002 included in its Annual Report on Form 10KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.


THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001:

Results of Operations
---------------------

The Company's net loss for the three months ended June 30, 2002 was approximately $117,000 as compared to a net loss of approximately $210,000 for the same period last year. The primary reason for the net loss at June 30, 2002, was the Company's operating loss of approximately $75,000 and interest expense of approximately $42,000.

The Company's operating loss for the three months ended June 30, 2002 was approximately $75,000 as compared to an operating loss of approximately $127,000 for the same period last year. The decrease in the Company's operating loss of approximately $52,000 arose primarily from decreased operating expenses of approximately $50,000 and an increase in gross profit of approximately $2,000.

The Company's sales for the three months ended June 30, 2002 and 2001, were approximately $850,000 and $737,000 respectively. The Company's sales increased by approximately $113,000 from the same period a year earlier with decreased DVD product sales of approximately $35,000 offset by increased videocassette product and toy product sales of approximately $115,000 and $33,000,respectively. The lower DVD product sales when compared to the same period a year earlier was primarily attributable to unit sales price erosion. The increase in videocassettes and toy products sales was primarily the result of increased sales resulting from the sale of our older inventory at reduced prices. We expect the sales to increase in fiscal year ending March 31, 2003 resulting from new DVD product sales and new products in our general merchandise line of products. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the three months ended June 30, 2002 and 2001 were approximately $577,000 and $467,000 or 68% and 63% of sales, respectively. The increase in cost of goods of approximately $110,000 was primarily the result of higher sales volume realized from our videocassette and toy products. The increase in the cost of sales as a percentage to sales of approximately 5% when compared to the same period a year earlier, was primarily the result of unit sales price erosion of our DVD product and selling our older videocassette and toy product inventory at reduced prices.

Gross profit for the three months ended June 30, 2002 and 2001 was approximately $273,000 and $271,000, or 32% and 37% of sales, respectively. The higher gross margin of approximately $2,000 was primarily the result of increased sales volume. The reduction of the gross profit percentage when compared to sales of 5%, was primarily the result of sales price erosion of our older DVD product and lower margins realized from our older videocassette and toy product inventory.

Selling, General and Administrative expenses for the three months ended June 30, 2002 and 2001 were approximately $348,000 and $398,000, respectively. The decrease of approximately $50,000 was the result of decreases in general administrative expenses of approximately $85,000 offset by increases in selling expense of $35,000.

General Administrative expenses for the three months ended June 30, 2002 and 2001 were approximately $221,000 and $306,000, respectively. The decrease in general administrative expenses of approximately $85,000 was primarily the result of lower salaries, legal expenses, accounting expenses and rent, offset by higher consulting expense, depreciation, non-cash consulting expenses and dividend expense related to our Series A and B preferred stock.

Selling expenses for the three months ended June 30, 2002 and 2001 were approximately $127,000 and $92,000, respectively. The increase in selling expenses of approximately $35,000 was attributable mainly to higher expense levels in salaries, commission expense, royalties, and freight expense.

Interest expense for the three months ended June 30, 2002 and 2001 was approximately $42,000 and $89,000 respectively. The decrease in interest expense of approximately $47,000 was primarily the result of lower levels of borrowings. As of June 30, 2002, the outstanding debt of the Company was approximately $925,000 of which, approximately $868,000 is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 2002. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2002 the Company had assets of $2,201,642 compared to $2,304,295 on March 31, 2002. The Company had a total stockholder's deficiency of $542,385 on June 30, 2002, compared to a deficiency of $462,807 on March 31, 2002, an increase of $79,578. The increase in stockholder's deficiency was the result of recording the net loss of approximately $117,078 for the three months ended June 30, 2002, offset by the sale of the Company's common stock upon exercise of stock options for $37,500.

As of June 30, 2002 the Company's working capital deficit decreased approximately $2,861,000 from a working capital deficit of approximately $4,015,000 at June 30, 2001, to a working capital deficit of approximately $1,154,000 at June 30, 2002. The decrease was the attributable primarily to a decrease in notes payable and accrued interest totaling approximately $2,273,000 resulting from conversions by the holders of convertible debentures issued by the Company. Also contributing to the decrease in the working capital deficit were the lower levels of borrowing against the accounts receivable and inventory totaling approximately $274,000, the reduction of accounts payable and accrued expenses of approximately $553,000, with the remaining net offset amount of approximately $239,000 in miscellaneous areas, including change in assets.


Operations
----------
Cash flows provided by operating activities was approximately $230,000 during the three months period ended June 30, 2002 compared to cash flows provided by operating activities of approximately $11,000 during the three months period ended June 30, 2001. Cash used in operating activities was primarily attributable to decreases in amounts due from related party, accounts receivable, amount due to factor, accounts payable and accrued expenses.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.


Investing
----------

For the three  months ended June 30, 2002 and 2001,  investments  in masters and
artwork  were  approximately  $37,000  and  $57,000,  respectively.   Management
continues to seek to acquire new titles to enhance its product lines.


Financing
-----------

Cash flows used for financing activities was approximately $204,000 during the three months period ended June 30, 2002 compared to cash flows provided by financing activities of approximately $43,000 during the three months period ended June 30, 2001.


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

      None.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

On August 8, 2002, the Registrant, terminated its client-auditor relationship with the Registrant's independent public accountants, Merdinger, Fruchter, Rosen & Corso, P.C.(MFRC). On August 8, 2002, the Registrant's Board of Director's approved the engagement of Stonefield Josephson, Inc. to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending March 31, 2003, replacing the firm of Merdinger, Fruchter, Rosen & Corso, P.C. who had been engaged to audit the Company's financial statements for the fiscal years ended March 31, 1999, 2000, 2001, and 2002. MFRC's report on the Registrant's financial statements during the two most recent fiscal years contained no adverse or disclaimer of opinion, however it did contain a going concern explanatory paragraph. Management of the Company knows of no past disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope, or procedure, which disagreements, if not resolved to the satisfaction of MFRC, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

   99.1   Certification  of the Chief  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2   Certification  of the Chief  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K

                   Date           Item
                   ----           ----
              April 19, 2002    Item 5. Other events:  James Lu's judgment
                                and sentencing.

                                   SIGNATURES

In accordance with Section 13 or 15(A) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    DIAMOND ENTERTAINMENT CORPORATION



Dated: August 19, 2002              By: /s/ Jeffrey I. Schillen
                                    ----------------------------------------
                                        Jeffrey I. Schillen
                                        Executive Vice President and Co-Chief
                                        Executive Officer



Dated: August 19, 2002              By:  /s/ Fred U. Odaka
                                    ---------------------------------------
                                         Fred U. Odaka
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)