Form 10QSB
period 2002-09-30
DIAMOND ENTERTAINMENT CORP
filed 2002-11-19
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended September 30, 2002

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

As of September 30, 2002, there were 477,160,096 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                        YES   [   ]     NO   [X]

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1:  Condensed Financial Statements

   Condensed Consolidated Balance Sheet as of September 30, 2002
   [Unaudited] and March 31, 2002........................................   3-4

   Condensed Consolidated Statements of Operations for the three months
   and six months ended September 30, 2002 and 2001 [Unaudited]..........    5

   Condensed Consolidated Statements of Cash Flows for six months ended
   September 30, 2002 and 2001 [Unaudited]...............................   6-7

   Notes to Condensed Consolidated Financial Statements [Unaudited]......  8-18


Item 2:  Management's Discussion and Analysis or
         Plan of Operations.............................................. 19-23

Item 3:  Controls and Procedures.........................................   23

Part II.  Other Information..............................................   23

Item 1:  Legal Proceedings...............................................   23

Item 2:  Changes in Securities...........................................   24

Item 3:  Defaults Upon Senior Securities.................................   25

Item 4:  Submission of Matters to a Vote of Security Holders.............   25

Item 5:  Other Information...............................................   25

Item 6:  Exhibits and Reports on Form 8-K................................   25

Signatures...............................................................   26

Certifications...........................................................   27

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     September 30,   March 31,
                                                                         2002          2002
                                                                    ------------    -----------
                                                                    (Unaudited)
         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $     58,983    $    15,642
   Accounts receivable, net of allowance for
     doubtful accounts of $125,834 (unaudited)
     and $106,858                                                        557,865        356,869
   Inventory                                                             722,108        964,988
   Due from related parties                                              206,392        268,435
   Prepaid expenses and other current assets                               4,315         37,272
                                                                    ------------    -----------

     Total current assets                                              1,549,663      1,643,206

PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $1,143,070 (unaudited) and $1,098,195                 256,073        296,077

FILM MASTERS AND ARTWORK, less accumulated
   amortization of $3,977,722 (unaudited) and $3,956,767                 308,687        271,151

INVESTMENT IN EQUITY SUBSIDIARY                                           60,158         60,158

OTHER ASSETS                                                              28,966         33,703
                                                                    ------------    -----------

       TOTAL ASSETS                                                 $  2,203,547    $ 2,304,295
                                                                    ============    ===========





The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                     September 30,   March 31,
                                                                         2002          2002
                                                                    ------------    -----------
                                                                    (Unaudited)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                                   $          -    $     9,823
   Accounts payable and accrued expenses                               2,048,348      1,479,323
   Due to factor                                                         131,431        159,747
   Financing agreement payable                                                 -        103,777
   Notes payable - current portion                                        37,800         37,800
   Due to related parties - notes payable                                465,818        666,858
   Customer Deposits                                                     121,413        243,624
                                                                    ------------    -----------
     Total current liabilities                                         2,804,810      2,700,952

   Notes payable, less current portion                                    47,250         66,150
                                                                    ------------    -----------

       TOTAL LIABILITIES                                               2,852,060      2,767,102
                                                                    ------------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                                         -              -

STOCKHOLDERS' DEFICIENCY
   Convertible  preferred  stock, no par value;  4,999,863 and
     5,000,000  shares authorized; 483,251 issued (of which
     172,923 are held in treasury)                                       376,593        376,593
   Treasury stock                                                    (    48,803)    (   48,803)
   Series A convertible preferred stock, $10,000 per share
     stated value; 50 shares authorized; 40 issued and outstanding       471,400        471,400
   Series B convertible preferred stock, $10,000 per share
     stated value; 87 shares authorized; 84 issued and outstanding     1,116,837      1,146,837
   Common stock, no par value; 600,000,000 shares authorized;
     477,160,096 and 457,634,122 issued and outstanding               17,234,122     17,129,122
   Accumulated deficit                                               (19,798,662)   (19,537,956)
                                                                    ------------    -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                                  (   648,513)    (  462,807)
                                                                    ------------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                                                 $  2,203,547    $ 2,304,295
                                                                    ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended            Six Months Ended
                                                  September 30,                 September 30,
                                            --------------------------     --------------------------
                                                2002          2001             2002          2001
                                            -----------    -----------     -----------    -----------
SALES - net                                 $   847,684    $ 1,305,349     $ 1,697,214     $2,042,619

COST OF GOODS SOLD                              593,202        794,987       1,170,200      1,261,524
                                            -----------    -----------     -----------     ----------

GROSS PROFIT                                    254,482        510,362         527,014        781,095

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                      351,912        322,135         699,620        720,053
                                            -----------    -----------     -----------     ----------

PROFIT LOSS FROM OPERATIONS                    ( 97,430)       188,227        (172,606)        61,042
                                            -----------    -----------     -----------     ----------
OTHER INCOME (EXPENSE)
   Interest expense                            ( 46,156)      ( 88,420)       ( 88,145)      (177,132)
   Other income (expense)                      (     42)         5,953              45         11,865
                                            -----------    -----------     -----------     ----------

     Total other income (expense               ( 46,198)      ( 82,467)       ( 88,100)      (165,267)
                                            -----------    -----------     -----------     ----------

PROFIT (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                  (143,628)       105,760        (260,706)      (104,225)

PROVISION FOR INCOME TAXES                           -               -               -              -
                                            -----------    -----------     -----------     ----------

NET LOSS                                    $  (143,628)   $   105,760     $  (260,706)    $ (104,225)
                                            ===========    ===========     ===========     ==========
NET LOSS PER SHARE -
   basic and diluted                        $  (   0.00)   $  (   0.00)    $  (   0.00)    $ (   0.00)
                                            ===========    ===========     ===========     ==========

WEIGHTED AVERAGE COMMON EQUIVALENT
 SHARES OUTSTANDING -
   basic and diluted                        472,986,183    261,180,000     468,671,557     214,708,260
                                            ===========    ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Six Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                          2002            2001
                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $(260,706)      $(104,225)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       Depreciation and amortization                                     65,830          76,338
       Provision for doubtful accounts                                   (4,369)         18,000
       Inventory reserve                                               (280,320)              -

      Changes in certain assets and liabilities
       (Increase) decrease in:
        Due from related party                                           62,643        ( 73,400)
        Accounts receivable                                            (196,627)       (246,773)
        Inventory                                                       523,200          90,038
        Prepaid expenses and other current assets                        32,357        ( 21,143)
        Other assets                                                      4,737          29,782
       Increase (decrease) in
        Due to factor                                                  ( 28,316)              -
        Accounts payable and accrued expenses                           571,702         249,636
        Customer deposits                                              (122,211)              -
        Other                                                                 -        ( 10,057)
                                                                      ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                367,920           8,196
                                                                      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  (  4,871)       (  4,445)
   Purchase of film masters and artwork                                ( 58,491)       (108,023)
                                                                      ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                  ( 63,362)       (112,468)
                                                                      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                                      -        ( 14,753)
   Net repayments of financing agreement                               (103,777)         77,402
   Proceeds (payments) of notes payable                                ( 18,900)       ( 40,330)
   Proceeds (payments) of notes payable (related party)                (201,040)         20,200
   Proceeds from convertible debentures                                       -        (  4,900)
   Payments on capital leases                                                 -        ( 16,569)
   Proceeds from the exercise of options                                 62,500         135,000
                                                                      ----------      ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (261,217)        156,050
                                                                      ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)

                                                                      For the Six Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                         2002            2001
                                                                      -----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  43,341        51,778

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            15,642        29,900
                                                                      -----------     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $    58,983     $  81,678
                                                                      ===========     ==========


SUPPLEMENTAL INFORMATION
  CASH PAID FOR:
     Interest expense                                                 $    54,399     $  64,000
                                                                      ===========     ==========
     Income taxes                                                     $         -     $        -
                                                                      ===========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the six months ended September 30, 2002:

On May 6, 2002, one share of the Company's Series B Preferred Stock was converted into 1,351,351 shares of the Company's common stock at the conversion price of $0.0074.

On May 23, 2002, two shares of the Company's Series B Preferred Stock were converted into 3,174,603 of the Company's common stock at the conversion price of $0.0063.

On September 13, 2002, the Company issued 2,500,000 shares of its common stock at an exercise price of $0.005 upon the exercise of options in settlement of $12,500 in accounts payable.







The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Nature of Business, Continued
     -----------------------------

     2. GENERAL MERCHANDISE

     The Company, through its wholly owned subsidiary, JPI, purchases and distributes general merchandise products including toy products, train cases, and other miscellaneous products to mass merchandisers in the United States. The Company offers the toy products for limited sale periods and as demand for products change, the Company switches to newer and more popular products.

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

     Reclassification
     ----------------
     As of September 30, 2002, certain prior year amounts have been reclassified to conform with current presentation.

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

     Inventory
     ---------
     Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. Inventory consists primarily of videocassettes, general merchandise, patented toys, and Cine-Chrome gift cards.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

     Net Loss Per Share
     ------------------
     SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As of September 30, 2002, the weighted average common shares outstanding would have been increased by 117,500,000 shares, respectively, if the issued and exercisable stock options would have been dilutive.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." There were no effects from the adoption of this standard on the Company's results of operations and financial positions.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 3 - INVENTORY

     Inventory consisted of the following as of:

                                              September 30,
                                                  2002
                                              -------------
                  Raw materials               $     456,448
                  Finished goods                    845,351
                                              -------------
                                                  1,301,799
                  Less:  valuation allowance       (579,691)
                                              -------------
                  Inventory, net              $     722,108
                                              ==============

     Allowance
     ---------
     An allowance has been established for inventory totaling $579,691. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

     (a) restricted to specified distribution territories as a result of legal settlements; and

     (b)  inventory, which has passed its peak selling season.


NOTE 4 -  RELATED PARTY TRANSACTIONS

     The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

     Due from related parties:
                                                              September 30,
                                                                  2002
                                                              ------------
              a) Loan due from - Officer                      $    158,275
              b) Golden Gulf                                        14,367
              c) GJ Products                                        33,750
                                                              ------------
                                                              $    206,392
                                                              ============

     Due to related parties - notes payable:
                                                              September 30,
                                                                   2002
                                                               ------------
              a) Note payable - ATRE                          $    365,818
              b) Convertible note payable - Jeffrey Schillen       100,000
                                                              ------------
                                                              $    465,818
                                                              ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 5 - COMMITMENTS AND CONTIGENCIES

     Royalty Commitments
     -------------------
     The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended September 30, 2002 and 2001, royalty expense was $27,748 and $4,841, respectively, pursuant to these agreements. For the six months ended September 30, 2002 and 2001, royalty expense was $39,618 and $11,012 respectively, pursuant to these agreements.

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

     On July 24, 2001, the Company entered into three consulting agreements that terminated on July 23, 2002, whereby the consultants provided consulting service for the company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities. The consultants received options to purchase a total of 27,000,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options shall expire on July 23, 2002. (See Note 6 for the exercise of these options).

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 5 - COMMITMENTS AND CONTIGENCIES (Continued)

     Litigation
     ----------
     In June of 2001, the Company was named as a defendant by one of our suppliers who filed bankruptcy under Chapter 7. The bankruptcy court brought legal action against the Company to recover $100,000 the Company borrowed from the supplier in April of 1999, plus applicable interest. In accordance with the loan, the Company made four separate payments to the supplier during April and May 1999 totaling $101,166 in principal and interest. As of December 31, 2001, the Company reflected one check in the amount of $25,116 still outstanding. On March 6, 2001, the Company entered into a stipulation for settlement and dismissal whereby it agreed to pay $2,500 within ten (10) days after entry of an order approving the settlement. The stipulation for settlement and dismissal was approved by the court and a settlement payment of $2,500 was made on May 8, 2002 and on May 15, 2002, the adversary action was dismissed.

     On November 4, 2002, the Company received notification of a lawsuit filed against the Company in the Superior Court of New Jersey to recover $62,524 including reimbursement of expenses incurred by a law firm that was engaged by the Company in connection with a merger that the Company completed in April 1997. Previously, on November 12, 1999, the Company entered into a settlement agreement with the plaintiff to settle the outstanding balance of $92,524 for $60,000 payable in three installment payments of $20,000. In 1999 and 2000, we made payments totaling $30,000. As of the period ending September 30, 2002, the balance recorded on the Company books as a liability owed to the plaintiff totaled $62,524. The Company has asked its attorney to negotiate a new settlement agreement with the plaintiff to settle the current outstanding balance owed.

NOTE 6 - STOCKHOLDERS' DEFICIENCY

     Common Stock
     ------------
     As of September 30, 2002, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of September 30, 2002 and March 31, 2002, 477,160,096 and 457,634,142 shares were issued and outstanding.

     For the six months ended September 30, 2002, the Company had the following significant issuance of its common stock:

          On May 5, 2002, the Company issued 7,500,000 shares of common stock from the exercise of 7,500,000 options at an exercise price of $0.005. Net proceeds amounted to $37,500.

          On May 6, 2002, one share of the Company's Series B Preferred Stock was converted into 1,351,351 shares of the Company's common stock at the conversion price of $0.0074.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 6 - STOCKHOLDERS' DEFICIENCY (Continued)

     Common Stock
     ------------
     On May 23, 2002, two shares of the Company's Series B Preferred Stock were converted into 3,174,603 of the Company's common stock at the conversion price of $0.0063.

     On July 18, 2002, the Company issued 3,000,000 shares of common stock from the exercise of 3,000,000 options at an exercise price of $0.005. Net proceeds amounted to $15,000.

     On September 13, 2002, the Company issued 4,500,000 shares of common stock from the exercise of 4,500,000 options at an exercise price of $0.005. The Company received $10,000 in cash for the exercise of 2,000,000 of these options and the Company issued 2,500,000 shares of its common stock upon the exercise of the remaining options in settlement of $12,500 in accounts payable.


NOTE 7 - SEGMENT INFORMATION

     The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During three months period ended September 30, 2002 and 2001, and the six months period ended September 30, 2002 and 2001, the company operated in two principal industries:

          a)   Video programs and other licensed products
          b)   General merchandise

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 7 - SEGMENT INFORMATION, Continued

                                        Three Months Ended        Six Months Ended
                                           September 30,            September 30,
                                    ------------------------    -------------------------
                                         2002        2001         2002           2001
                                    -----------   -----------   -----------   -----------
  Revenues:
    Video programs and other
      licensed products             $   798,983   $ 1,305,142   $ 1,643,563   $ 2,033,762
    Merchandise                          48,701           207        53,651         8,857
                                    -----------   -----------   -----------   -----------
                                    $   847,684   $ 1,305,349   $ 1,697,214   $ 2,042,619
                                    ===========   ===========   ===========   ===========
  Cost Of Goods Sold:
    Video programs and other
      licensed products             $   582,336   $   764,340   $ 1,127,221   $ 1,199,817
    Merchandise                          10,866        30,647        42,979        61,707
                                    -----------   -----------   -----------   -----------
                                    $   593,202   $   794,987   $ 1,170,200   $ 1,261,524
                                     ===========   ===========   ===========   ===========
  Loss before taxes:
    Video programs and other
      licensed products             $  (155,762)  $   140,207   $  (240,101)  $  (  5,496)
    Merchandise                          12,134      ( 34,447)     ( 20,605)     ( 98,729)
                                    -----------   -----------   -----------   -----------
                                    $  (143,628)  $   105,760   $  (260,706)  $  (104,225)
                                    ===========   ===========   ===========   ===========

  Depreciation and amortization:
    Video programs and other
      licensed products             $    32,922        38,136   $    65,830   $    76,264
    Merchandise                               -             -             -            74
                                    -----------   -----------   -----------   -----------
                                    $    32,922   $    38,136   $    65,830   $    76,338
                                    ===========   ===========   ===========   ===========

  Segment assets:
    Video programs and other
      licensed products             $ 3,695,946   $ 3,943,959   $ 3,695,946   $ 3,943,959
    Merchandise                      (1,492,399)   (1,464,593)   (1,492,399)   (1,464,593)
                                    -----------   -----------   -----------   -----------
                                    $ 2,203,547   $ 2,479,366   $ 2,203,547   $ 2,479,366
                                    ===========   ===========   ===========   ===========
  Expenditure for segment assets:
     Video programs and
       other licensed products      $    22,518   $    54,984   $    63,362  $   112,468
     Merchandise                              -             -             -            -
                                    -----------   -----------   -----------   -----------
                                    $    22,518   $    54,984   $     63,362  $   112,468
                                    ===========   ===========   ===========   ===========

Item 2:  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2002 included in its Annual Report on Form 10KSB and its Form 10QSB for the three months period ended June 30, 2002. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 2001:

Results of Operations
---------------------

The Company's net loss for the six months ended September 30, 2002 was approximately $260,000 as compared to a net loss of approximately $104,000 for the same period last year. The primary reason for the net loss at September 30, 2002, was the Company's operating loss of approximately $173,000 and interest expense of approximately $88,000.

The Company's operating loss for the six months ended September 30, 2002 was approximately $173,000 as compared to an operating profit of approximately $61,000 for the same period last year. The decrease in the Company's operating profit of approximately $234,000 when compared to an operating profit of approximately $61,000 for the same period a year earlier arose primarily from decreased operating expenses of approximately $20,000 offset by a decrease in gross profit of approximately $254,000.

The Company's sales for the six months ended September 30, 2002 and 2001, were approximately $1,697,000 and $2,043,000 respectively. The Company's sales decreased, by approximately $346,000 from the same period a year earlier with decreases in DVD product sales of approximately $73,000 and videocassette product of approximately $386,000, offset by increases in general merchandise products of approximately $113,000. The lower DVD product sales when compared to the same period a year earlier was primarily attributable to unit sales price erosion. The decrease in videocassettes sales was primarily the result of decreased orders placed by our customers and selling our older videocassette inventory at reduced prices. The higher sales in our general merchandise product line were primarily caused by the increased sales of our old toy inventory at liquidation prices and the sale of approximately $46,000 of our new train case product. We expect our sales to increase in fiscal year ending March 31, 2003 resulting from sales of new DVD products and from the expansion in our general merchandise product line. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the six months ended September 30, 2002 and 2001 were approximately $1,170,000 and $1,262,000 or 69% and 62% of sales, respectively. The decrease in cost of goods of approximately $92,000 was primarily the result of lower sales volume realized from our DVD and videocassette products. The decrease in the cost of sales as a percentage to sales of approximately 7% when compared to the same period a year earlier, was primarily the result of unit sales price erosion of our DVD product and videocassette, coupled with the liquidation of our remaining toy product inventory at below our costs.

Gross profit for the six months ended September 30, 2002 and 2001 was approximately $527,000 and $781,000, or 31% and 38% of sales, respectively. The lower gross margin of approximately $254,000 was primarily the result of decreased sales volume. The reduction of the gross profit percentage when compared to sales of 7%, was primarily the result of sales price erosion of our DVD product and videocassettes and lower margins realized from liquidating our toy product inventory below our costs.

Selling, General and Administrative expenses for the six months ended September 30, 2002 and 2001 were approximately $700,000 and $720,000, respectively. The decrease of approximately $20,000 was the result of decreases in general administrative expenses of approximately $37,000 offset by increases in selling expense of approximately $17,000.

General Administrative expenses for the six months ended September 30, 2002 and 2001 were approximately $440,000 and $477,000, respectively. The decrease in general administrative expenses of approximately $37,000 was primarily the result of lower salaries, legal expenses, and accounting expenses, offset by higher consulting expense, non-cash consulting expenses and dividend expense related to our Series A and B preferred stock.

Selling  expenses  for the six  months  ended   September 30,  2002  and 2001
were approximately $260,000 and $243,000, respectively. The increase in selling expenses of approximately $17,000 was attributable mainly to higher expense levels in salaries and royalties expense, offset by lower outgoing freight expense.

Interest expense for the six months ended September 30, 2002 and 2001 was approximately $88,000 and $177,000 respectively. The decrease in interest expense of approximately $89,000 was the result of lower levels of borrowings. As of September 30, 2002, the outstanding debt of the Company was approximately $682,000 of which, approximately $635,000 is classified as current.


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001:

Results of Operations
---------------------

The Company's net loss for the three months ended September 30, 2002 was approximately $144,000 as compared to a net profit of approximately $106,000 for the same period last year. The primary reason for the net loss at September 30, 2002, was the Company's operating loss of approximately $98,000 and interest expense of approximately $46,000.

The Company's operating loss for the three months ended September 30, 2002 was approximately $98,000 as compared to an operating profit of approximately $188,000 for the same period last year. The decrease in the Company's operating profit of approximately $286,000 when compared to an operating profit for the same period a year earlier of $188,000 arose primarily from a decreased in gross profit of approximately $256,000 and an increase operating expenses of approximately $30,000.

The Company's sales for the three months ended September 30, 2002 and 2001, were approximately $848,000 and $1,305,000 respectively. The Company's sales decreased by approximately $457,000 from the same period a year earlier with decreased DVD product sales of approximately $33,000 and videocassette product of approximately $501,000, offset by increases in general merchandise products of approximately $77,000. The lower DVD product sales when compared to the same period a year earlier was primarily attributable to unit sales price erosion. The decrease in videocassettes sales was primarily the result of decreased orders placed by our customers and selling our older videocassette inventory at reduced prices. The higher sales in our general merchandise product line were primarily caused by increased sales of our old toy inventory at liquidation prices and the sale of approximately $46,000 of our new train case product.

Cost of sales for the three months ended September 30, 2002 and 2001 were approximately $593,000 and $795,000 or 70% and 61% of sales, respectively. The decrease in cost of goods of approximately $202,000 was mainly the result of lower sales volume realized from our DVD and videocassette products. The increase in the cost of sales as a percentage to sales of approximately 9% when compared to the same period a year earlier, was primarily the result of unit sales price erosion of our DVD product and videocassette products, coupled with the liquidation of our toy product inventory at below our costs.

Gross profit for the three months ended September 30, 2002 and 2001 was approximately $255,000 and $510,000, or 30% and 39% of sales, respectively. The lower gross margin of approximately $255,000 was primarily the result of decreased sales volume. The reduction of the gross profit percentage when compared to sales of 9%, was primarily the result of sales price erosion of our DVD product and videocassette, together with the liquidation of our toy product inventory at prices below our cost.

Selling, general and administrative expenses for the three months ended September 30, 2002 and 2001 were approximately $352,000 and $322,000, respectively. The increase of approximately $30,000 was the result of increases in general administrative expenses of approximately $48,000 offset by decreases in selling expense of approximately $18,000.

General administrative expenses for the three months ended September 30, 2002 and 2001 were approximately $220,000 and $172,000, respectively. The increase in general administrative expenses of approximately $48,000 was primarily the result of higher levels of consulting expense and dividend expense related to our Series A and B preferred stock partially offset by lower salaries and legal expenses.

Selling expenses for the three months ended September 30, 2002 and 2001 were approximately $132,000 and $150,000, respectively. The decrease in selling expenses of approximately $18,000 was attributable mainly to lower expense levels in outgoing freight costs, partially offset by higher salaries and royalty expenses.

Interest expense for the three months ended September 30, 2002 and 2001 was approximately $46,000 and $88,000 respectively. The decrease in interest expense of approximately $42,000 was primarily the result of lower levels of borrowings.

The Company's auditors issued a going concern report for the year ended March 31, 2002. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2002 the Company had assets of $2,203,547 compared to $2,304,295 on March 31, 2002. The Company had a total stockholder's deficiency of $648,513 on September 30, 2002, compared to a deficiency of $462,807 on March 31, 2002, an increase of $185,706. The increase in stockholder's deficiency was the result of recording the net loss of $260,706 for the six months ended September 30, 2002, offset by the sale of the Company's common stock upon exercise of stock options for $75,000.

As of September 30, 2002 the Company's working capital deficit increased by approximately $197,000 from a working capital deficit of approximately $1,058,000 at March 31, 2002, to a working capital deficit of approximately, $1,255,000 at September 30, 2002. The increase in the working capital deficit was the attributable primarily to increases in accounts payable and accrued expenses of approximately $569,000 and a decrease in inventory of approximately $243,000 offset by increases in accounts receivable of approximately $201,000 and decreases in financing agreement payable, notes payable, customer deposits and other miscellaneous areas totaling approximately $414,000.


Operations
----------

Cash flows provided by operating activities was approximately $368,000 during the six months period ended September 30, 2002 compared to cash flows provided by operating activities of approximately $8,000 during the six months period ended September 30, 2001. Cash provided by operating activities was primarily attributable to decreases in inventory, accounts payable and the Company's net loss offset by decreases in inventory reserve, accounts receivable and customer deposits.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.


Investing
----------

For the six months ended September 30, 2002 and 2001, investments in masters and artwork were approximately $58,000 and $108,000, respectively. Management continues to seek to acquire new titles to enhance its product lines.

Financing
-----------

Cash flows used for financing activities was approximately $261,000 during the six months period ended September 30, 2002 compared to cash flows provided by financing activities of approximately $156,000 during the six months period ended September 30, 2001.

Impact of Inflation
-------------------

The Company does not believe that inflation had an impact on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.


Forward Looking Statements
--------------------------
Forward looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us to implement our new plan to attain our primary goals as discussed above under "Operations". Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

Item 3:  Controls and Procedures

Our Co-Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.

The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

On November 4, 2002, we received notification of a lawsuit filed against us in the Superior Court of New Jersey to recover $62,524 including reimbursement of expenses incurred by a law firm that was engaged by us in connection with a merger that we completed in April 1997. Previously, on November 12, 1999, we entered into a settlement agreement with the plaintiff to settle the then outstanding balance of $92,524 for $60,000 payable in three installment payments of $20,000. In 1999 and 2000, we made payments totaling $30,000. As of the period ended September 30, 2002, the balance recorded on our books as a liability owed to the plaintiff totals $62,524. We have asked our attorney to negotiate a new settlement agreement with the plaintiff to settle the current outstanding balance owed.


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

               None

     (b) Reports on Form 8-K

             None.

                                   SIGNATURES

In accordance with Section 13 or 15(A) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    DIAMOND ENTERTAINMENT CORPORATION



Dated: November 19, 2002              By: /s/ Jeffrey I. Schillen
                                    ----------------------------------------
                                        Jeffrey I. Schillen
                                        Executive Vice President and Co-Chief
                                        Executive Officer



Dated: November 19, 2002              By:  /s/ Fred U. Odaka
                                    ---------------------------------------
                                         Fred U. Odaka
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

                                 CERTIFICATIONS

I, Jeffery I. Schillen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diamond Entertainment Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002

                                            By:  /s/ Jeffrey I. Schillen
                                            ----------------------------
                                                  Jeffrey I. Schillen
                                          Title:  Executive Vice President and
                                                  Co-Chief Executive Officer

                                 CERTIFICATIONS

I, Fred U. Odaka, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diamond Entertainment Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                                       By:  /s/ Fred U. Odaka
                                            ------------------
                                            Fred U. Odaka
                                     Title: Chief Financial Officer
                                            (Chief Accounting Officer)