Form 10QSB
period 2002-12-31
DIAMOND ENTERTAINMENT CORP
filed 2003-02-19
CIK 847420

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13

               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended December 31, 2002

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

                  YES   [ X   ]     NO   [     ]

As of December 31, 2002, there were 477,160,096 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                        YES   [   ]     NO   [X]

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1:  Condensed Financial Statements

   Condensed Consolidated Balance Sheet as of December 31, 2002

   [Unaudited] and March 31, 2002........................................   3-4

   Condensed Consolidated Statements of Operations for the three months

   and nine months ended December 31, 2002 and 2001 [Unaudited]..........     5

   Condensed Consolidated Statements of Cash Flows for nine months ended

   December 31, 2002 and 2001 [Unaudited]...............................    6-7

   Notes to Condensed Unaudited Consolidated Financial Statements......    8-18

Item 2:  Management's Discussion and Analysis or

         Plan of Operations.............................................. 19-23

Certifications...........................................................  27-28

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS




               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,    March 31,

                                                                         2002          2002

                                                                    ------------    -----------

                                                                    (Unaudited)


         ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                        $     35,316    $    15,642

   Accounts receivable, net of allowance for

     doubtful accounts of $167,965 (unaudited)

     and $106,858                                                        638,239        356,869

   Inventory, net                                                        707,115        964,988

   Due from related parties                                              204,179        268,435

   Prepaid expenses and other current assets                               3,768         37,272

                                                                    ------------    -----------

     Total current assets                                              1,588,617      1,643,206

PROPERTY AND EQUIPMENT, less accumulated

   depreciation of $1,165,600 (unaudited) and $1,098,195                 239,223        296,077

FILM MASTERS AND ARTWORK, less accumulated

   amortization of $3,988,200 (unaudited) and $3,956,767                 362,822        271,151

INVESTMENT IN EQUITY SUBSIDIARY                                           60,158         60,158

OTHER ASSETS                                                              28,884         33,703

                                                                    ------------    -----------

       TOTAL ASSETS                                                 $  2,279,704    $ 2,304,295

                                                                    ============    ===========



The accompanying notes are an integral part of these consolidated financial statements.




               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                    December 31,   March 31,

                                                                         2002          2002

                                                                    ------------    -----------

                                                                    (Unaudited)


         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Bank/book overdraft                                              $    207,765    $     9,823

   Accounts payable and accrued expenses                               1,834,934      1,479,323

   Due to factor                                                         241,941        159,747

   Financing agreement payable                                                 -        103,777

   Notes payable - current portion                                        37,800         37,800

   Due to related parties - notes payable                                406,418        666,858

   Customer Deposits                                                      22,438        243,624

                                                                    ------------    -----------

     Total current liabilities                                         2,751,296      2,700,952

   Notes payable, less current portion                                    37,800         66,150

                                                                    ------------    -----------

       TOTAL LIABILITIES                                               2,789,096      2,767,102

                                                                    ------------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                                         -              -

STOCKHOLDERS' DEFICIENCY

   Convertible  preferred  stock, no par value;  4,999,863 and

     5,000,000  shares authorized; 483,251 issued, 310,328

     outstanding                                                         376,593        376,593

   Treasury stock (172,923 convertible preferred shares held in

     Treasury)                                                       (48,803)    (48,803)

   Series A convertible preferred stock, $10,000 per share

     stated value; 50 shares authorized; 40 issued and outstanding       471,400        471,400

   Series B convertible preferred stock, $10,000 per share

     stated value; 87 shares authorized; 84 issued and outstanding     1,116,837      1,146,837

   Common stock, no par value; 600,000,000 shares authorized;

     477,160,096 (unaudited) and 457,634,122 issued and outstanding   17,234,122     17,129,122

   Accumulated deficit                                               (19,659,541)   (19,537,956)

                                                                    ------------    -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                                  (509,392)    (462,807)

                                                                    ------------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'

         DEFICIENCY                                                 $  2,279,704    $ 2,304,295

                                                                    ============    ===========



The accompanying notes are an integral part of these consolidated financial statements.




               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                Three Months Ended            Nine Months Ended

                                                  December 31,                   December 31,

                                            --------------------------     --------------------------

                                                2002          2001             2002          2001

                                            -----------    -----------     -----------    -----------


SALES - net                                 $ 1,200,233    $ 1,136,728      $2,897,447     $3,179,347

COST OF GOODS SOLD                              642,571        714,470       1,812,772      1,975,994

                                            -----------    -----------     -----------     ----------

GROSS PROFIT                                    557,662        422,258       1,084,675      1,203,353

SELLING, GENERAL AND ADMINISTRATIVE

  EXPENSES                                      429,680        430,067       1,129,300      1,150,121

                                            -----------    -----------     -----------     ----------

INCOME (LOSS) FROM OPERATIONS                   127,982      (7,809)       (44,625)        53,232

                                            -----------    -----------     -----------     ----------

OTHER INCOME (EXPENSE)

   Interest expense                            (45,818)     (73,105)       (133,962)      (250,237)

   Other income (expense)                        56,957         38,634          57,002         50,500

                                            -----------    -----------     -----------     ----------

     Total other income (expense)                11,139      (34,471)      (76,960)      (199,737)

                                            -----------    -----------     -----------     ----------

INCOME (LOSS) BEFORE PROVISION FOR

 INCOME TAXES                                   139,121      (42,280)      (121,585)      (146,505)

PROVISION FOR INCOME TAXES                           -               -               -              -

                                            -----------    -----------     -----------     ----------

NET INCOME (LOSS)                           $   139,121   $  (42,280)    $ (121,585)    $ (146,505)

                                            ===========    ===========     ===========     ==========

NET INCOME (LOSS) PER SHARE -

   Basic                                    $      0.00    $  (0.00)     $ (0.00)    $ (0.00)

                                            ===========    ===========     ===========     ==========

   Diluted                                  $      0.00    $  (0.00)     $ (0.00)    $ (0.00)

                                            ===========    ===========     ===========     ==========

WEIGHTED AVERAGE COMMON EQUIVALENT

 SHARES OUTSTANDING -

   Basic                                    477,160,096    261,180,000     471,511,359     214,708,260

                                            ===========    ===========     ===========     ===========

   Diluted                                  587,160,096    261,180,000     471,511,359     214,708,260

                                            ===========    ===========     ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements.




               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      For the Nine Months Ended

                                                                             December 31,

                                                                      --------------------------

                                                                          2002            2001

                                                                      ----------      ----------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                           $(121,585)      $(146,505)

     Adjustments to reconcile net loss to net cash provided by

     (used in) operating activities

       Depreciation and amortization                                     98,838          65,483

       Provision for doubtful accounts                                   61,107          27,000

       Inventory reserve                                               (284,453)              -

      Changes in certain assets and liabilities (Increase) decrease in:

        Due from related parties                                         64,257        (79,650)

        Accounts receivable                                            (342,478)       (311,963)

        Inventory                                                       542,326         207,264

        Prepaid expenses and other current assets                        33,504        (50,385)

        Other assets                                                      4,819          26,713

       Increase (decrease) in

        Due to factor                                                  (159,747)              -

        Accounts payable and accrued expenses                           566,053        (274,888)

        Customer deposits                                              (221,186)              -

        Other                                                                 -        (10,057)

                                                                      ----------      ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        241,455        (546,988)

                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                  (10,551)       (16,925)

   Purchase of film masters and artwork                                (123,104)       (153,355)

                                                                      ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                                  (133,655)       (170,280)

                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in bank overdraft                                      -         224,681

   Net proceeds  of financing agreement                                 138,164

   Proceeds (payments) of notes payable                                (28,350)       (82,972)

   Proceeds (payments) of notes payable (related party)                (260,440)       (41,963)

   Proceeds from convertible debentures                                       -          28,500

   Payments on capital leases                                                 -        (17,600)

   Proceeds from the exercise of options                                 62,500         214,000

   Proceeds from issuance of Series B

      Preferred Stock                                                         -         478,985

                                                                      ----------      ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (88,126)        803,631

                                                                      ----------      ----------



The accompanying notes are an integral part of these consolidated financial statements.




               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                   (UNAUDITED)

                                                                      For the Nine Months Ended

                                                                             December 31,

                                                                      --------------------------

                                                                         2002            2001

                                                                      -----------     ----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                19,674          86,363

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          15,642          29,900

                                                                      -----------     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $  35,316         116,263

                                                                      ===========     ==========

SUPPLEMENTAL INFORMATION

  CASH PAID FOR:

     Interest expense                                                 $ 136,024       $ 153,770

                                                                      ===========     ==========

     Income taxes                                                     $       -       $       -

                                                                      ===========     ==========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the nine months ended December 31, 2002:

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

                               DECEMBER 31, 2002

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

                               DECEMBER 31, 2002

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

     Reclassification

     ----------------

     As of December 31, 2002, certain prior year amounts have been reclassified to conform with current presentation.

     Revenue Recognition

     -------------------

     The Company records sales when products are shipped to customers and are shown net of estimated returns and allowances. Customer deposits and credits are deferred until such time products are shipped to customers.

     Shipping and handling charges are included in net sales, with the related costs included in selling, general and administrative expenses.

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

                               DECEMBER 31, 2002

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

     Net Loss Per Share

     ------------------

     SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As of December 31, 2002, the weighted average common shares outstanding would have been increased by 117,500,000 shares for the nine,

     months if the issued and exercisable stock options would have been dilutive.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31 , 2002

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

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of

     Certain Financial Institutions--an amendment of FASB Statements No. 72 and

     144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with

     Statements No. 141, Business Combinations, and No. 142, Goodwill and Other

     Intangible Assets. In addition, this Statement amends SFAS No. 144,

     Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October

     1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for

     Stock-Based Compensation--Transition and Disclosure", which amends FASB

     Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement

     123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recent Accounting Pronouncements (continued)

     --------------------------------------------

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of

     Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003.

     The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after

     January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

     Company which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

     Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the effects of the uncertainties.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

NOTE 3 - INVENTORY

     Inventory consisted of the following as of:

                                               December 31,

                                                  2002

                                              -------------

                  Raw materials               $     408,290

                  Finished goods                    874,383

                                              -------------

                                              $   1,282,673

                  Less:  valuation allowance       (575,558)

                                              -------------

                  Inventory, net              $     707,115

                                              ==============

     Allowance

     ---------

     An allowance has been established for inventory totaling $575,558. This reserve is primarily for the anticipated reductions in selling prices

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

     Due from related parties:

                                                              December 31,

                                                                  2002

                                                              ------------

              a) Loan due from - Officer                      $    161,679

              b) GJ Products                                        42,500

                                                              ------------

                                                              $    204,179

                                                              ============

     Due to related parties - notes payable:

                                                              December 31,

                                                                  2002

                                                               ------------

              a) Note payable - ATRE                          $    306,418

              b) Convertible note payable - Jeffrey Schillen       100,000

                                                              ------------

                                                              $    406,418

                                                              ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

NOTE 5 - COMMITMENTS AND CONTIGENCIES

     Royalty Commitments

     -------------------

     The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended December 31, 2002 and 2001,

     royalty expense was $13,236 and $14,751, respectively, pursuant to these agreements. For the nine months ended December 31, 2002 and 2001, royalty expense was $52,854 and $25,763 respectively, pursuant to these agreements.

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

     1999 and 2000, we made payments totaling $30,000. On January 15, 2003, the

     Company entered into an Agreement of Compromise, Settlement and Mutual

     Release ("Agreement") with the plaintiff, whereby the Company agreed to settle the entire amount owed of $62,524 by making one payment of $15,000 by no later than January 17, 2003. The Company made the $15,000 payment on

     January 16, 2003 and in consideration of the payment made by the Company,

     and as part of the Agreement, the plaintiff agreed to execute a Stipulation of Dismissal of the Court Action with the appropriate court.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

NOTE 6 - STOCKHOLDERS' DEFICIENCY

     Common Stock

     ------------

     As of December 31, 2002, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of December 31, 2002 and March 31, 2002, 477,160,096 and

     457,634,142 shares were issued and outstanding.

     For the nine months ended December 31, 2002, the Company had the following significant issuance of its common stock:

          On May 5, 2002, the Company issued 7,500,000 shares of common stock from the exercise of 7,500,000 options at an exercise price of $0.005.

          Net proceeds amounted to $37,500.

          On May 6, 2002, one share of the Company's Series B Preferred Stock was converted into 1,351,371 shares of the Company's common stock at the conversion price of $0.0074.

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

NOTE 7 - SEGMENT INFORMATION

     The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During three months period ended December 31, 2002 and 2001, and the nine months period ended December 31, 2002 and 2001, the company operated in two principal industries:

          a)   Video programs and other licensed products

          b)   General merchandise

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

NOTE 7 - SEGMENT INFORMATION, Continued




                                        Three Months Ended        Nine Months Ended

                                           December 31,               December 31,

                                    ------------------------    -------------------------

                                         2002        2001         2002           2001

                                    -----------   -----------   -----------   -----------


  Revenues:

    Video programs and other

      licensed products             $ 1,199,455   $ 1,126,493   $ 2,843,018   $ 3,160,255

    Merchandise                             778        10,235        54,429        19,092

                                    -----------   -----------   -----------   -----------

                                    $ 1,200,233   $ 1,136,728   $ 2,897,447   $ 3,179,347

                                    ===========   ===========   ===========   ===========

  Cost Of Goods Sold:

    Video programs and other

      licensed products             $   642,027   $   674,382   $ 1,769,248   $ 1,874,199

    Merchandise                             544        40,088        43,524       101,795

                                    -----------   -----------   -----------   -----------

                                    $   642,571   $   714,470   $ 1,812,772   $ 1,975,994

                                     ===========   ===========  ===========   ===========

  Profit (Loss) before taxes:

    Video programs and other

      licensed products             $   84,605    $  (4,826)  $ (155,496)  $  (10,321)

    Merchandise                         54,516       (37,454)       33,911      (136,184)

                                    -----------   -----------   -----------   -----------

                                    $  139,121    $  (42,280)  $ (121,585)  $  (146,505)

                                    ===========   ===========   ===========   ===========

  Depreciation and amortization:

    Video programs and other

      licensed products             $   33,009    $    37,939   $    98,838   $   114,203

    Merchandise                              -              -             -           131

                                    -----------   -----------   -----------   -----------

                                    $   33,009    $    37,939   $    98,838   $   114,334

                                    ===========   ===========   ===========   ===========

  Segment assets:

    Video programs and other

      licensed products             $ 3,644,665   $ 4,137,894   $ 3,644,665   $ 4,137,894

    Merchandise                      (1,364,961)   (1,666,431)   (1,364,961)   (1,666,431)

                                    -----------   -----------   -----------   -----------

                                    $ 2,279,704   $ 2,471,463   $ 2,279,704   $ 2,471,463

                                    ===========   ===========   ===========   ===========

  Expenditure for segment assets:

     Video programs and

       other licensed products      $    59,742   $    40,887   $   123,104   $   153,355

     Merchandise                              -             -             -             -

                                    -----------   -----------   -----------   -----------

                                    $    59,742   $    40,887   $   123,104   $   153,355

                                    ===========   ===========   ===========   ===========



Item 2:  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the

Company's consolidated financial statements and related footnotes for the year ended March 31, 2002 included in its Annual Report on Form 10KSB and its Form

10QSB for period ended June 30, 2002 and September 30, 2002. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH THE NINE MONTHS ENDED DECEMBER

31, 2001:

Results of Operations

---------------------

The Company's net loss for the nine months ended December 31, 2002 was approximately $122,000 as compared to a net loss of approximately $147,000 for the same period last year. The primary reason for the net loss at December 31,

2002, was the Company's operating loss of approximately $45,000 and interest expense of approximately $134,000, offset by other income of approximately

$57,000.

The Company's operating loss for the nine months ended December 31, 2002 was approximately $45,000 as compared to an operating profit of approximately

$53,000 for the same period last year. The decrease in the Company's operating profit of approximately $98,000 when compared to an operating profit of approximately $53,000 for the same period a year earlier arose primarily from decreased operating expenses of approximately $21,000 offset by a decrease in gross profit of approximately $119,000.

The Company's sales for the nine months ended December 31, 2002 and 2001, were approximately $2,897,000 and $3,179,000 respectively. The Company's sales decreased, by approximately $282,000 from the same period a year earlier with decreases in DVD product sales of approximately $147,000 and videocassette product of approximately $224,000, offset by increases in general merchandise products of approximately $89,000. The lower DVD product sales when compared to the same period a year earlier was primarily attributable to unit sales price erosion. The decrease in videocassettes sales was primarily the result of decreased orders placed by our customers and selling our older videocassette inventory at reduced prices. The higher sales in our general merchandise product line were primarily caused by the increased sales of our old toy inventory at liquidation prices and the sale of approximately $46,000 of our new train case product. We expect our sales to improve in fiscal year ending March 31, 2003 resulting from sales of new DVD products and from the expansion in our general merchandise product line. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the nine months ended December, 2002 and 2001 were approximately $1,813,000 and $1,976,000 or 63% and 62% of sales, respectively.

The decrease in cost of goods of approximately $163,000 was primarily the result of lower sales volume realized from our DVD and videocassette products. The decrease in the cost of sales as a percentage to sales of approximately 1% when compared to the same period a year earlier, was primarily the result of unit sales price erosion of our DVD product.

Gross profit for the nine months ended December 31, 2002 and 2001 was approximately $1,085,000 and $1,203,000, or 37% and 38% of sales, respectively.

The lower gross margin of approximately $118,000 was primarily the result of decreased sales volume. The reduction of the gross profit percentage when compared to sales of 1%, was primarily the result of sales price erosion of our

DVD product.

Selling, General and Administrative expenses for the nine months ended December

31, 2002 and 2001 were approximately $1,129,000 and $1,150,000, respectively.

The, decrease of approximately $21,000 was the result of decreases in general administrative expenses of approximately $31,000 offset by increases in selling expense of approximately $10,000.

General Administrative expenses for the nine months ended December 31, 2002 and

2001 were approximately $694,000 and $725,000, respectively. The decrease in general administrative expenses of approximately $31,000 was primarily the result of lower salaries, legal expenses, and accounting expenses, offset by higher consulting expense, and dividend expense related to our Series A and B preferred stock.

Selling expenses for the nine months ended December 31, 2002 and 2001 were approximately $435,000 and $425,000, respectively. The increase in selling expenses of approximately $10,000 was attributable mainly to higher expense levels in salaries and royalties expense, offset by lower commission expense and advertising expense.

Interest expense for the nine months ended December 31, 2002 and 2001 was approximately $134,000 and $250,000 respectively. The decrease in interest expense of approximately $116,000 was the result of lower levels of borrowings.

As of December 31, 2002, the outstanding debt of the Company was approximately

$724,000 of which, approximately $38,000 is classified as current.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH THE THREE MONTHS ENDED

DECEMBER 31, 2001:

Results of Operations

---------------------

The Company's net profit for the three months ended December 31, 2002 was approximately $139,000 as compared to a net loss of approximately $42,000 for the same period last year. The primary reason for the net profit at December 31,

2002, was the Company's operating profit of approximately $128,000 and other income and expense of approximately $11,000.

The Company's operating profit for the three months ended December 31, 2002 was approximately $128,000 as compared to an operating loss of approximately $8,000 for the same period last year. The increase in the Company's operating profit of approximately $136,000 when compared to an operating loss for the same period a year earlier of $8,000 arose from the increase in gross profit of approximately

$136,000.

The Company's sales for the three months ended December 31, 2002 and 2001, were approximately $1,200,000 and $1,137,000 respectively. The Company's sales increased by approximately $63,000 from the same period a year earlier with decreased DVD product sales of approximately $79,000 and an increase in videocassette product of approximately $161,000, offset by decreases in general merchandise products of approximately $19,000. The lower DVD product sales when compared to the same period a year earlier was primarily attributable to unit sales price erosion. The increase in videocassettes sales was primarily the result of increased orders placed by our customers. The Company did not have significant sales for general merchandise products for the three months ended

December 31, 2002.

Cost of sales for the three months ended December 31, 2002 and 2001 were approximately $643,000 and $715,000 or 54% and 63% of sales, respectively. The decrease in cost of goods of approximately $72,000 was mainly the result of higher sales volume realized from our videocassette products having lower unit costs. The decrease in the cost of sales as a percentage to sales of approximately 9% when compared to the same period a year earlier, was primarily the result of selling videocassette product having lower unit costs.

Gross profit for the three months ended December 31, 2002 and 2001 was approximately $558,000 and $422,000, or 46% and 37% of sales, respectively. The higher gross margin of approximately $136,000 was primarily the result of increase sales of higher margin videocassette products resulting in an increase of 9% as a percentage of sales.

Selling, general and administrative expenses for the three months ended

December 31, 2002 and 2001 were approximately $430,000 for each of the period,

respectively. Increases in general administrative expenses of approximately

$6,000 were offset by decreases in selling expense in the same amount.

General administrative expenses for the three months ended December 31, 2002 and

2001 were approximately $254,000 and $248,000, respectively. The increase in general administrative expenses of approximately $6,000 was primarily the result of higher levels of consulting expense, bad debt expense and dividend expense related to our Series A and B preferred stock partially offset by lower salaries and legal and accounting expenses.

Selling expenses for the three months ended December 31, 2002 and 2001 were approximately $175,000 and $182,000, respectively. The decrease in selling expenses of approximately $6,000 was attributable mainly to lower expense levels in commission expense, advertising expense and outgoing freight costs,

partially offset by higher salaries and royalty expenses.

Interest expense for the three months ended December 31, 2002 and 2001 was approximately $46,000 and $73,000 respectively. The decrease in interest expense of approximately $8,000 was primarily the result of lower levels of borrowings.

The Company's auditors issued a going concern report for the year ended March

31, 2002. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2002 the Company had assets of $2,279,704 compared to $2,304,295 on March 31, 2002. The Company had a total stockholder's deficiency of $509,392 on December 31, 2002, compared to a deficiency of $462,807 on March 31, 2002, an increase of $46,585. The increase in stockholder's deficiency was the result of recording the net loss of $121,585 for the nine months ended December 31, 2002,

offset by the sale of the Company's common stock upon exercise of stock options for $75,000.

As of December 31, 2002 the Company's working capital deficit increased by approximately $104,000 from a working capital deficit of approximately

$1,058,000 at March 31, 2002, to a working capital deficit of approximately,

$1,162,000 at December 31, 2002. The increase in the working capital deficit was the attributable primarily to increases in accounts payable and accrued expenses of approximately $637,000 and decreases in notes payable and customer deposit totaling approximately $482,000, which were offset by increases in accounts receivable of approximately $281,000 and decreases in inventory, due from related party and other miscellaneous areas totaling approximately

$332,000.

Operations

----------

Cash flows provided by operating activities was approximately $241,000 during the nine months period ended December 31, 2002 compared to cash flows used for operating activities of approximately $547,000 during the nine months period ended December 31, 2001. Cash provided by operating activities was primarily attributable to decreases in inventory, accounts payable and the Company's net loss offset by decreases in inventory reserve, accounts receivable and customer deposits.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing

----------

For the nine months ended December 31, 2002 and 2001, investments in masters and artwork were approximately $123,000 and $153,000, respectively. Management continues to seek to acquire new titles to enhance its product lines.

Financing

-----------

Cash flows used for financing activities was approximately $64,000 during the nine months period ended December 31, 2002 compared to cash flows provided by financing activities of approximately $804,000 during the six months period ended December 31, 2001.

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

United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources,

primarily allowance for doubtful accounts receivables, accruals for other costs,

and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

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

In 1999 and 2000, we made payments totaling $30,000. On January 15, 2003, the

Company entered into an Agreement of Compromise, Settlement and Mutual Release

("Agreement") with the plaintiff, whereby the Company agreed to settle the entire amount owed of $62,524 by making one payment of $15,000 by no later than

January 17, 2003. The Company made the $15,000 payment on January 16, 2003 and in consideration of the payment made by the Company, and as part of the

Agreement, the plaintiff agreed to execute a Stipulation of Dismissal of the

Court Action with the appropriate court.

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

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.

               Section 1350 as Adopted Pursuant to Section 906 of the

               Sarbanes-Oxley Act of 2002

99.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section

       1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

             None.

                                   SIGNATURES

In accordance with Section 13 or 15(A) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    DIAMOND ENTERTAINMENT CORPORATION

Dated: February 19, 2002              By: /s/ Jeffrey I. Schillen

                                    ----------------------------------------

                                        Jeffrey I. Schillen

                                        Executive Vice President and Co-Chief

                                        Executive Officer

Dated: February 19, 2002              By:  /s/ Fred U. Odaka

                                    ---------------------------------------

                                         Fred U. Odaka

                                         Chief Financial Officer

                                         (Principal Financial Officer and

                                         Principal Accounting Officer)

                                 CERTIFICATION

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

Date: February 19, 2002

                                            By:  /s/ Jeffrey I. Schillen

                                            ----------------------------

                                                  Jeffrey I. Schillen

                                          Title:  Executive Vice President and

                                                  Co-Chief Executive Officer

                                 CERTIFICATION

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

Date: February 19, 2002

                                       By:  /s/ Fred U. Odaka

                                            ------------------

                                            Fred U. Odaka

                                     Title: Chief Financial Officer

                                            (Chief Accounting Officer)

