Form 10KSB
period 2003-03-31
DIAMOND ENTERTAINMENT CORP
filed 2004-03-15
CIK 847420

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

[  ] TRANSITION REPORT UNDER SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17953

DIAMOND ENTERTAINMENT CORPORATION

(Name of small business issuer in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2748019 (I.R.S. Employer Identification No.)

800 Tucker Lane, Walnut, CA 91789

(Address of principal executive

offices) (Zip Code)

Issuer's telephone number: (909) 839-1989

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer's revenue for the fiscal year ended March 31, 2003 totaled $3,334,528.

The aggregate market value of registrant's Common Stock held by non-affiliates based upon the average closing bid and asked sales price for October 31, 2003 as reported by the Pink Sheets LLC’s “Pink Sheets”, was approximately $133,000.  As of October 31, 2003, there were 489,057,359 shares of the registrant's Common Stock outstanding.

Quick Links

ITEM 1.  DESCRIPTION OF BUSINESS

ITEM 2.  DESCRIPTION OF PROPERTY.

ITEM 3.  LEGAL PROCEEDINGS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

ITEM 7.  FINANCIAL STATEMENTS

Consolidated Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

ITEM 14.  CONTROLS AND PROCEDURES

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") was formed under the laws of the State of New Jersey on April 3, 1986. In May 1999, the Company registered in the state of California to do business under the name“e-DMEC”. All references to the “Company”, “DMEC”, “we”, “our”, or “us” refer to Diamond Entertainment Corporation doing business as e-DMEC and its subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 800 Tucker Lane, Walnut, California 91789.

DMEC markets and sells a variety of videocassette and DVD (Digital Video Disc) titles to the budget home video and DVD market. We also purchase and distribute general merchandise including children's toy products, general merchandise and sundry items.

Our videocassette and DVD titles include certain public domain programs and certain licensed programs. Public domain programs are video titles that are not subject to copyright protection. Licensed programs are programs that have been licensed by us from a third party for duplication and distribution, generally on a non-exclusive basis. We market our video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. They generally sell our products to the public at retail prices ranging from  $1.99 to $9.99 per videocassette and $3.99 to $12.99 per DVD program packs. Our video and DVD products are also offered by consignment arrangements through one large mail order catalog company and one retail chain. We are continuing to acquire new licensed video and DVD titles and upgrading the quality of its packaging and pre-printed materials in order to enhance its available products.  In addition, we provide duplication and packaging and fulfillment services.

The Company’s wholly owned subsidiary Jewel Products International, Inc. ("JPI"). JPI is in the business of manufacturing and distributing toy products, purchasing various other general merchandise and children's toy products from U.S. based importers or directly from Asia for distribution, and distributing to mass merchandisers in the United States. During fiscal year 2003, JPI began formulating a strategy to capitalize on its extensive relationships and contacts with its mass merchandisers to expand our general merchandise product line items to include a wide range of low cost, high quality consumer products from China, such as albums, furniture, small office equipment and other sundry item.

VIDEO PROGRAM LINE

DMEC's principal products are video programs which consist of a total of approximately 795 titles appealing to all age groups. The programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs and sports highlights. Public domain programs account for approximately 520 titles, licensed programs account for approximately 263 titles of our program inventory and we own 12 titles.

•

Motion Pictures - Public Domain. We offer a total of 139 feature motion picture titles including many film classics, biblical tales, and a large collection of favorite performers. Titles include "Love Affair", "Milton Berle" and "Herod the Great".

•

Children's Programs - Licensed and Public Domain. Most of our cartoons are public domain programs, including 17 cartoon programs re-dubbed in Spanish. These programs are generally 30 minutes in length and consist of a series of cartoons that we select. We also market approximately 18 children's holiday features, and 49 titles in our Testaments and Children's Bible series.

•

Educational Programs - Licensed. We license approximately 56 educational videos with titles on topics such as baby animals, nature series and nature's newborn.

•

Educational Programs - Owned. On December 1, 2001, we purchased all rights to the Learning Treehouse educational videos which instruct preschoolers and school age children on topics such as learning numbers, telling time, simple mathematics, color identification.

•

Sports Programs - Licensed. We have licenses to market 16 sports videos including five volumes of "Great Sports Memories" and "Basketball's Fabulous 50 Stars."

•

Computer Software Learning Tutorial Programs - Licensed. We have licensed approximately 45 titles of computer tutorial videos including titles such as "Family Guide to the Computer," "Family Guide to the Internet," "Word for Windows," "Mastering WordPerfect,"  "Mastering Excel for Windows," and "Make Your Own Web Page."

DVD PROGRAM LINE

The DVD program inventory currently consists of 172 titles, which are public domain feature films and television episodes.

•

Motion Pictures - We offer 165 titles in DVD format covering many film classics in various categories including drama, horror, westerns, action, and comedy.

•

Television Episodes – We offer 7 classic television program titles.

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

During the year ended March 31, 2003, we acquired approximate 45 new titles. As of March 31, 2003, the net book value of our film masters and artwork was approximately $300,818. We believe that our film masters and artwork are significant assets since we derive the majority of our revenue from their use.

FULFILLMENT AND DUPLICATION SERVICES

We are continuing to offer our duplication, fulfillment and packaging services to corporate customers through our sales representatives   There can be no assurance that we will be able to market and distribute successfully our contract fulfillment, replication and duplication services to corporate customers or to our other customers. Revenues derived from our replicating and duplication services for the period ended March 31, 2002 and 2003 were minimal.

GENERAL MERCHANDISE

JPI sells and manufactures one toy product called the Zoombie ®, its patented Double Wing Flier, a bi-wing aerodynamic flying toy a game of catch intended to compete directly with Frisbee(R), Aerobie(R) and Whoosh(TM). During the year ended March 31, 2003, the Zoombie was primarily sold through our web-site. In December 2001, we announced the expansion of our general merchandise product line to include low cost, high quality, consumer products from China. In April 2002, we added to our general merchandise product line a line of elegant photo albums and a line of high-end design train cases (cosmetic box). As of November 30, 2003, we have no outstanding commitment to purchase photo albums and train cases. During the period ended March 31, 2003, the Company had sales of its train cases totaling $22,178. We are continuing to seek additional products for our general merchandise line to replace or add to our existing products.  For the year ended March 31, 2003 we purchased general merchandise from one supplier, Duracom Corporation HK Ltd. and for the year ended March 31, 2002, we made toy and general merchandise purchases from two suppliers, Addicks Engineering and Duracom Corporation HK Ltd, respectively. Purchases for such periods were minimal.

SUPPLIERS

VIDEO/DVD PRODUCTS

For the year ended March 31, 2003 we purchased video and DVD products from two suppliers:  Vida Corporation and L & M Optical Disc West, which amounted to approximately 60% of our net purchases. During such period, the percentage of net video/DVD product purchases made from such suppliers were 40% and 20%, respectively. For the year ended March 31, 2002, we purchased video and DVD products from four suppliers: Skura Intercontinental Trading Company, Vida Corporation, Everbright Chung Cheong DVD Co., Ltd., and L & M Optical Disc West, which amounted to approximately 67% of our net purchases. During such period, the percentage of net video/DVD product purchases made from such suppliers were 23%, 15%, 15% and 14%, respectively. We believe that, if for any reason we could not rely on or retain the services of any of our current suppliers, duplicators or manufacturers, other suppliers would be available in the marketplace.

MARKETING

VIDEO/DVD PRODUCTS

We market our program inventory to large retail chain outlets and provide each retail chain operator with brochures, advertising materials and literature describing and promoting our program inventory. Our products are sold through more than ten mass merchandisers such as Musicland, Walgreen and Starcrest of California, primarily in the Northeast, the South and the East Coast. These outlets sell our products to the general public at retail prices ranging from approximately $1.99 to $9.99 per videocassette and $3.99 to $12.99 per DVD program pack. For the years ended March 31, 2003 and 2002, we derived revenue from our video and DVD products of approximately $3,146,000 and $3,758,000, respectively. For the year ended March 31, 2003, we had net sales to two major customers, Musicland and  Starcrest of California, who accounted for approximately 25% and 16%, respectively, or revenues of approximately $1,334,000.  For the year ended March 31, 2002, we had net sales to four major customers, Musicland, Army Air Force Exchange Services, Walgreen, and Starcrest of California, who accounted for 22%, 14%, 14%, and 12%, respectively, of our net sales or approximately $2,324,000.

CUSTOMERS

VIDEO/DVD PRODUCTS

Our marketing strategy of distributing directly to retail chain outlets has allowed us to market our products at all consumer levels. In particular, we seek to attract retail customers in department, drug, discount, electronic, music, toy and book stores as well as supermarkets and convenience stores. We are continuing to improve the name recognition of our company as a video and DVD distributor specializing in educational, children and film classics video, and DVD titles. In addition, through our sales program, we seek to place increased focus on the promotion of sales to major mass merchandising companies which would increase the delivery of high volume orders. In addition to using independent sales representatives in certain geographical marketing areas, we revamped our web-site to enable us to sell our video/DVD and other products to our current customer base and directly to the retail customer.

We derive approximately 59% of our gross revenue from sales to mass merchandisers and other retail outlets. Approximately 41% of gross revenue was derived during the fiscal year ended March 31, 2003 from sales through consignment arrangements with a catalog company and a retail company. We only book sales from consignment sales after the catalog company delivers the actual funds from such sales. Less than one percent of revenues are derived from products sold on a retail basis directly to consumers via the internet.

GENERAL MERCHANDISE

We market our general merchandise and toy products using outside sales personnel and manufacturer’s representatives and utilize independent manufacturer's representatives to reach our customers. For the years ended March 31, 2003 and 2002, revenues from our general merchandise products were $23,218 and $11,377, respectively.

SEASONALITY

VIDEO AND DVD PRODUCTS

DMEC generally experiences higher sales from our video and DVD programs from September through January due to increased consumer spending around the year-end holidays. During the year ended March 31, 2003, the Company derived approximately 54% of its gross revenue from sales during those five months, with approximately 46% of revenue generated in the other seven months of the year.

GENERAL MERCHANDISE

Our revenues are very seasonal and are currently generated during the year-end holidays period from September through December.

LICENSE ARRANGEMENTS

VIDEO AND DVD PRODUCTS

DMEC enters into various license agreements under which we acquire from licensors the right to duplicate and distribute a licensed video or video program. Licenses may be exclusive or non-exclusive, but typically are non-exclusive. Generally, licenses cover specific titles. In return for the grant of certain rights by the licensor, we pay certain advance payments or guarantees and also pay royalties.  Royalty payments under license agreements typically are credited against any advances paid. Generally, our licenses are for a term of between three and seven years. While our effort to renegotiate and renew our license agreements have generally been successful, there can be no assurance that such licenses will be renegotiated or renewed in the future. The programs that we have acquired under license contain limitations from the licensors regarding the geographic areas to which we can distribute our products and are usually restricted to distribution and sales in the United States and Canada.

The various licensing agreements that we have entered into with licensors provide for advance payments ranging from $1,500 to $100,000 and subsequent royalty payments based upon either a per video or DVD sold fee or a percentage of wholesale price fee. During the year ended March 31, 2003, and 2002 we incurred royalty expenses of approximately $58,000 and $41,000, respectively, under our licensing agreements.

COMPETITION

VIDEO AND DVD PRODUCTS

The videocassette and DVD distribution industry is intensely competitive and highly fragmented.  Approximately 67% of our program inventory is public domain programs which are not our exclusive property.  Any competitor may easily enter our business by reproducing and distributing public domain programs, including those marketed by us.  DMEC competes with other distributors who sell budget priced videotapes and DVD's. We also compete with other video duplicators. We have been able to compete based on offering low pricing and superior packaging designs. Most of the companies with which we compete with, such as:  Platinum Entertainment, Brentwood Entertainment and Madacy, are better established, have broader public and industry recognition, have financial resources substantially greater than us and have manufacturing and distribution facilities better than those which now, or in the foreseeable future, may become available to us.

GENERAL MERCHANDISE

DMEC competes with other distributors of toy products and general merchandise, including distributors of other flying toys such as "Frisbies". We concentrate on the most popular and new products available and offer these products for limited sales period and, as demand for products change. We can immediately switch to newer and more popular products. We compete primarily on uniqueness of product and lower prices. Most of the distributors with which we compete are better established, have a broader product line and industry recognition, and have financial resources substantially greater than ours.  We also face intense competition from other distributors of toy products.

AMERICAN TOP REAL ESTATE

American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations.  The Company paid $50,000 for 50% of the issued and outstanding common stock of ATRE.  Subsequent loan participation by the investors in ATRE reduced the Company’s shareholder interest to 35.9%. The Company’s 2003 operations include a write-down of its investment in ATRE, which reduced the Company’s investment in ATRE to zero, net of taxes. The write-down resulted from the operating results of ATRE. The write-down reduced the Company’s investment in ATRE to zero and, as a consequence, the Company’s future financial results will not be negatively affected by ATRE’s ongoing operations. The Company has no obligation to fund future operating losses of ATRE.

As of June 30, 1999, we had $809,500 due to ATRE for payment of trade payables who financed products for our general merchandise line. In October 1999, the outstanding balance was converted into a convertible debenture at 7% per annum due and payable on or before September 30, 2001. At the option of the lender all or part of the balance can be paid with shares of our common stock. The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for our common stock. As of March 31, 2001, the outstanding balance was $809,500. On July 24, 2001, our Board of Directors authorized and approved the issuance of 140,343,755 shares of our common stock to ATRE upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001.  Mr. Lu was President and director of ATRE until January 8, 2004, when he resigned his position as President.

As of March 31, 2003 and 2002, we had outstanding loan balances of $263,718 and $549,558, respectively, owed to ATRE, bearing interest at the rate of 10% per annum, and due on demand.

On August 13, 2002, ATRE entered into a real estate purchase and sales agreement (“Agreement”) whereby it agreed to sell approximately one and one-half (1½) acres of certain real property located in the County of Clark, Washington and all improvements thereon at a sales price of approximately $784,000.  The purchaser paid approximately $39,000 as earnest money which was deposited with a title company within five days subsequent to the execution of the agreement.  Such funds were received August 16, 2002.  Escrow closed on May 1, 2003, and all of the terms and conditions to purchase were satisfied.

On January 17, 2003, ATRE entered into a real estate purchase and sales agreement (“Agreement”) whereby it agreed to sell approximately 43,124 square feet of undeveloped land located in Vancouver, Washington and all improvements thereon at a sales price of approximately $775,000.  The purchaser paid approximately $39,000 as earnest money which was deposited with a title company.  Escrow closed on September 5, 2003, in accordance with the terms and condition of the purchase and sales agreement.

Future sales of are contingent on market conditions and there can be no assurance that ATRE will sell the remaining parcels consisting of undeveloped commercial property of approximately two acres within the next one to three years.

As of March 31, 2003, ATRE owned approximately two acres of property located in Clark County in the state of Washington.  The property has been zoned for commercial development.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We lease approximately 20,000 square feet of property located at 800 Tucker Lane, Walnut, California under a lease that commenced January 6, 2000 and expired on January 31, 2003, which we extended another 6 months for use as executive offices and manufacturing and warehouse facilities for a monthly rent of $12,000.

Currently, we are on a month to month lease basis with our landlord and we are in the process of renegotiating our lease. Our lease is with an unaffiliated party. We believe that we have sufficient space for operations for the next twelve months.  Also, we believe that if we are unable to renegotiate our lease or on terms acceptable to us, that we will be able to lease alternative warehouse  and office facilities.

ITEM 3.  LEGAL PROCEEDINGS.

We have in the past been named as defendant and co-defendant in various legal actions filed against us in the normal course of business. All past litigation have been resolved without material adverse impact on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Until August 22, 2002, our common stock was quoted on the NASD's OTC Bulletin Board under the symbol "DMEC." The following table sets forth the high and low bid prices for our Common Stock for each quarterly period during our last three fiscal years. The source of the quotes is NASD's OTC Bulletin Board quarterly quote summaries.

	Common Stock Bid Price
	Low	High
Fiscal Year 2001
First Quarter	0.045	0.125
Second Quarter	0.024	0.067
Third Quarter	0.009	0.039
Fourth Quarter	0.007	0.020
Fiscal Year 2002
First Quarter	0.010	0.020
Second Quarter	0.006	0.010
Third Quarter	0.004	0.030
Fourth Quarter	0.010	0.025
Fiscal Year 2003
First Quarter	0.0050	0.0240
Second Quarter	0.0025	0.0110
Third Quarter	0.0020	0.0500
Fourth Quarter	0.0021	0.0290

On August 22, 2003, our common stock ceased to be quoted on the OTC Bulletin Board as a result of our failure to comply with the eligibility requirements of the OTC Bulletin Board in that we did not timely file our Annual Report on Form 10KSB for the year ended March 31, 2003.  Since August 22, 2003, our common stock has been quoted in the Pink Sheets LLC’s “Pink Sheets” under the symbol “DMEC.”  Generally, quotations for securities included in the Pink Sheets are not listed in newspapers and may be more difficult to obtain.  The Pink Sheets’ service enables market makers to display real time prices of equities, ADRs and foreign securities and is a quotation medium available with regard to the securities of issues that are unable to list their securities on NASDAQ or an exchange or have their securities quoted on the OTC Bulletin Board.  On October 31, 2003, the closing sales price for our common stock as reported in the Pink Sheets was $0.001.  The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

As of October 31, 2003 there were 2,473 holders of record of our common stock, 40 holders of record of our Series A Convertible Preferred Stock, and 7 holders of record of our Series B Convertible Preferred Stock.

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

Dividend Policy

We have never paid a dividend on our common stock.  We intend to retain all earnings, if any, for use in our business operations and do not anticipate paying cash dividends on our common stock in the future.  Declaration and payment of future dividends will be at the discretion of our board of directors.

Securities authorized for issuance under equity compensation plans:

2001 Stock Compensation Plan:

On July 24, 2001,  the Board of Directors of the Company  adopted the Company's  2001 Stock  Compensation  Plan dated July 13,  2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers),  and directors of the Company and its  subsidiaries  for their services  rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000  shares and/or non-qualified options of the Company's common stock, no par value at a purchase price of $0.006, which represented the fair value of the common stock on that date.  On July 13, 2001,  50,000,000 options to purchase  the  Company's  common  stock were granted to the select key employees,  officers and a director of the Company expiring on July 12, 2004.  As of March 31, 2003, such options had not been exercised.

2000 Stock Compensation Plan:

On June 9, 2000,  the Board of Directors  of the Company  adopted the Company's  2000 Stock  Compensation  Plan  ("Plan") for the purpose of providing  the  Company  with a means  of  compensating  selected  key employees  (including  officers),  directors  and  consultants  to the Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment  Corporation with shares of  common  stock of the  Company.  The Plan  authorized  the Board of Directors  of the  Company  to sell or award up to  13,000,000  shares  and/or non-qualified options of the Company's  common stock,  no par value. During fiscal year 2001, 7,300,000 and 600,000 options were granted to consultants at a purchase price of $0.036 and $0.05 per share, respectively. During fiscal year 2001, the consultants who were granted the 7,300,000 options exercised their options.  As of March 31, 2003, the options for 600,000 shares granted to a consultant at a purchase price of $0.05 had not been exercised.  The remaining options under the Plan of 5,100,000 shares were canceled upon the expiration of the Plan on May 31, 2001.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	-0-
Equity compensation plans not approved by security holders	50,600,000	$0.007	-0-
Total	50,600,000	$0.007	-0-

Recent Sales of Unregistered Securities

On July 24, 2001, the Board of Directors of the Company approved our 2001 Stock Compensation Plan dated July 13, 2001, for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of  the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value, at a purchase price of $0.006 per share. On July 13, 2001, 50,000,000 options to purchase the Company's common stock were granted to the selected key employees, officers and a director of the Company expiring on July 12, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options were granted to Murray Scott, a Director of the Company. The remaining balance of 15,000,000 options was granted to eight other employees of the Company.  As of March 31, 2002, none of the options granted under this plan had been exercised.

On July 24, 2001, the Board of Directors of the Company authorized and approved, that it was in the best interest of the Company that the exercise rate ranging from $0.05 to $0.25 of outstanding options granted to the Company's key employees, officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 11,675,000 shares be amended and lowered to $0.005. Such outstanding options to purchase the Company's common stock included options granted to James Lu, Jeffrey Schillen, Murray Scott and three key employees of the Company of 9,100,000, 2,150,000, 250,000, and 175,000 shares, respectively. The Board of Directors further authorized and approved the extension of such options granted to James Lu and Jeffrey Schillen in the amount 600,000 and 400,000 shares, respectively, to April 22, 2004. On March 31, 2003, 2,000,000 options granted to the Company’s President on July 24, 2001 expired and such options were canceled. The remaining balance of such options were outstanding as of March 31, 2003.

The Board of Directors on February 28, 2002, authorized and approved the extension of options previously granted to Messrs. Lu, Schillen and Scott of 3,000,000,750,000 and 250,000 shares, respectively, for an additional three years. Of such options, Messrs Lu's and Schillen's options were extended to March 31, 2005 and Mr. Scott's option was extended to August 24, 2005.

On July 24, 2001, the Company granted three consulting firms options to purchase 27,000,000 shares at $0.005 per share. These options expire on July 23, 2002. These options were exercised on August 15, 2001. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." Furthermore, these consulting firms have represented to us that they are accredited investors.

On October 18, 2001, the Company granted two consulting firms options to purchase 30,800,000 shares at $0.005 per share.   These options expire on October 17, 2002.  15,800,000 of these options were exercised on November 2001.  These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."  Furthermore, these consulting firms have represented to us that they are accredited investors.  Subsequently, on May 5, 2002, July 24, 2002, and September 11, 2002, 7,500,000, 3,000,000, and 4,500,000 shares of these options were exercised respectively. As of March 31, 2003, all of these options have been exercised.  These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." Furthermore, these consulting firms have represented to us that they are accredited investors.

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

On November 16, 2001, the Company amended its articles of incorporation to authorize the issuance of 87 shares of no par value, Series B Convertible Preferred Stock with a stated value of $10,000 per share. This new issuance was created out of the 5,000,000 shares of authorized, no par value, preferred stock. These shares are convertible at the lesser of $.02 or 70% of the average of the closing bid prices of our common stock on any five trading days during the conversion of the Series B Convertible Preferred Shares.

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

On November 30, 2001, the Company granted a consulting firm an option to purchase 1,500,000 shares of the Company's stock at $0.03 per share. Of such options, 1,000,000 shares will be exercisable immediately and 500,000 shares will be exercisable commencing on November 30, 2002 and will expire on November 29, 2002 and November 29, 2003, respectively. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." Furthermore, the consulting firm is an accredited investors. On March 31, 2002, the consulting agreement was canceled together with the option to purchase all the 1,500,000 shares.

On January 30, 2002, the Company entered into a Securities Purchase Agreement with three investors and a Securities Replacement Agreement with another investor who held a convertible debenture issued by the Company in the amount of $100,000 plus interest of $30,000.  Pursuant to such agreements the Company issued 29 shares of its Series B Convertible Preferred Stock at the stated value of $10,000 per share for a total consideration of $290,000. The convertible debenture held by the investor was canceled on January 30, 2002. All of the 18 above shares were issued under the exemption to registration provided by Regulation D Rule 506.

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

On May 6, 2002, one share of the Company's Series B Preferred Stock was converted into 1,351,351 shares of the Company's common stock at the conversion price of $0.0074 per share.

On May 23, 2002, two shares of the Company's Series B Preferred Stock were converted into 3,174,603 shares of the Company's common stock at the conversion price of $0.0063 per share.

On February 11, 2003, an investor converted one-half of a Series B Convertible Preferred Share into 4,204,955 shares of the Company’s common stock at a conversion price of $.00127 per share.

On June 27, 2003, an investor converted one share of a Series B Convertible Preferred Share into 7,692,308 shares of the Company’s common stock at a conversion price of $.0013 per share.

Conversion of debt

On July 24, 2001, the Board of Directors of the Company authorized and approved:

•

the issuance of 140,343,755 shares of the company's common stock to American Top Real estate, Inc. ("ATRE") upon the conversion by ATRE of the entire unpaid principal amount of  $809,500 of its note and all accrued interest thereon in the amount of $102,734.41 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001;

•

the issuance of 12,343,150 shares of the Company's common stock to Mr. Lu, the President of the Company, upon conversion of his $50,000 note and accrued interest thereon in the amount of $11,715.75 at the conversion price of $0.005 per share. The aggregate amount of these shares was issued on August 14, 2001; and

•

the issuance of 180,928,097 shares of the Company's common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775 of its note and all accrued interest thereon in the amount of $138,257.63 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001. These shares were issued on August 14, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (b)  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

Year Ended March 31, 2003 as Compared to Year Ended March 31, 2002

Revenues for the years ended March 31, 2003 and 2002 were approximately $3,253,000 and $3,814,000, respectively. Our sales decreased by approximately $561,000 from the prior year with decreased DVD product sales, and video product sales of approximately $316,000, and $296,000, respectively, offset by increases in other general merchandise sales of approximately $51,000. The lower DVD product sales for the year ended March 31, 2003, were primarily the result of decreased orders from our major customers. The lower video product sales were primarily the result of the shifting of video products sales to DVD customers.  The increase in general merchandise sales was the primarily the result of liquidating slower moving toy products at substantial discounts. Sales of our products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.  We expect the sales to increase in fiscal year ending March 31, 2003 resulting from increased DVD product sales and new products in our general merchandise line of products.

Our net loss for the year ended March 31, 2003 of approximately $540,000 arose primarily from our operating loss, compared to a net loss of approximately $848,000 for the same period last year.

Cost of sales for the years ended March 31, 2003 and 2002 were approximately $2,149,000 and $2,360,000 or 66% and 62% of sales, respectively. The decrease in cost of sales of approximately $211,000 was primarily due to lower sales volume of the Company’s products. The decrease in the cost of sales as a percentage to sales of approximately 4% when compared the same period a year earlier, was primarily the result of sales price erosion of our DVD and video products and sales of certain general merchandise products below our cost.

For the years ended March 31, 2003 and 2002, DVD product cost of sales percentages when compared to sales were 63% and 54%, respectively. This increase in the DVD product cost of sales percentage of 9% was caused primarily by the lower average sales prices charged to customers to compete with our competitors.

For the years ended March 31, 2003 and 2002, video product cost of sales percentages when compared to sales were 66% and 62%, respectively. This increase in the video product cost of sales percentage of 4% was caused primarily the result of sales price erosion.

Gross profit for the years ended March 31, 2003 and 2002 were approximately $1,103,000 and $1,454,000 or 34% and 38% of sales, respectively. The decrease in the gross profit as a percentage of sales was primarily the result lower average unit sales prices charged to our customers for DVD and video cassette products and sale of our general merchandise products below our cost.

Total operating expenses for the years ended March 31, 2003 and 2002 were approximately $1,356,000 and $1,509,000, respectively.  The decrease in operating expenses of approximately $153,000 was the result of lower selling and marketing expenses and administrative expenses of approximately $48,000 and $105,000, respectively.

Selling expenses for the years ended March 31, 2003 and 2002 were approximately $547,000 and $595,000, respectively. The decrease in selling expenses of approximately $48,000 was attributable mainly to lower expense levels in salaries, sales, commission expense, advertising and freight costs, offset by higher royalty expenses.

Administrative expenses for the years ended March 31, 2003 and 2002 were approximately $809,000 and $914,000, respectively. The decrease in administrative expenses of approximately $105,000 was primarily the result of lower expense levels of approximately $239,000 primarily in salaries and wages, legal and accounting fees, travel expenses, and other fees, offset by higher expense levels of approximately $134,000 primarily in consulting expense, bad debt expense and miscellaneous office expenses.

Interest expense for the years ended March 31, 2003 and 2002 were approximately $225,000 and $358,000, respectively. The decrease in interest expense in fiscal 2003 over fiscal 2002 of approximately $133,000 was primarily the result of lower levels of borrowings during fiscal 2003. As of March 31, 2003 and 2002, our outstanding debt was approximately $543,000 and $1,034,000, respectively.

The Company did not incur stock discount expense during the year ending March 31, 2003 compared to stock discount expense incurred totaling approximately $545,000 during the year ended March 31, 2002. The stock discount recorded in the prior year was primarily due to the conversion factor used in connection with our Series B Convertible Preferred stock and stock options issued below market price to consultants, officers, directors and employees of the Company.

Impairment of equity investment for the years ended March 31, 2003 and 2002 were approximately $60,000 and $1,000, respectively.  The increase of approximately $59,000 was the result of a write-down of our investment in American Top Real Estate (“ATRE”), which reduced our investment in ATRE to zero, net of taxes.  The write-down resulted from the operating results of ATRE, and, as a consequence, our future financial results will not be negatively affected by ATRE’s ongoing operations.

Other income (expense) for the year ended March 31, 2003 and 2002 were approximately ($16,000) and $95,000, respectively.  The decrease of other income of approximately $111,000 was primarily the result of recording the forgiveness of certain accounts payable and accrued expenses during the period ended March 31, 2002.

Our auditors issued a going concern report for the year ended March 31, 2002.  There can be no assurance that management's plans to reduce operating losses will continue or our efforts to obtain additional financing will be successful.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2003 the Company had assets of $1,720,004 compared to $2,304,295 on March 31, 2002. The Company had a total stockholder's deficiency of approximately $928,000 on March 31, 2003, compared to a deficiency of approximately $463,000 on March 31, 2002, an increase of approximately $465,000. The increase in stockholders' deficiency for the year ended March 31, 2003 was the result of the sale of common stock upon exercise of stock options for $75,000 offset by the Company’s  net loss of approximately $540,000 for the period ended March 31, 2003.

As of March 31, 2003 the Company's working capital deficit increased approximately $387,000 from a working capital deficit of approximately $1,058,000 at March 31, 2002, to a working capital deficit of approximately $1,445,000 at March 31, 2003. The increase in working capital deficit was attributable primarily to a decrease in accounts receivable, inventory, amounts due from related party, prepaid expenses and cash totaling approximately $469,000 and increases in bank overdrafts and accounts payable totaling approximately $569,000, offset by lower levels of borrowing and reduced customer deposits of approximately $453,000 and $198,000, respectively.

Net cash flow from operating activities was approximately $275,000 during the year ended March 31, 2003, compared to cash flow used for operating activities of approximately $67,000 for the same period a year earlier. The decrease in cash used in operating activities was primarily attributable to decrease in net loss, inventory, accounts receivable,  and increases in accounts payable and accrued expenses, offset by decreases in financing agreement payable, amounts due to related parties and customer deposits. The Company’s net cash used in investing activities were approximately $162,000 and $202,000 for fiscal 2003 and 2002, respectively. The decrease in the net cash used in investing activities of approximately $40,000 resulted from lower purchases of property and equipment and film masters and artwork.

The Company during the year ended March 31, 2003, used approximately $122,000 in cash flows in financing activities mainly for the repayment of financing agreement and notes payable to a related party, compared to $255,000 in cash flows provided during the year ended March 31, 2002, from the proceeds from the issuance of Series B Preferred Stock and the exercise of stock options primarily offset by repayment of the Company’s loan obligations.

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

The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding.  The inventory portion of the borrowings was determined by the lesser of i) $800,000, ii) 25% of the client's finished toy inventory or iii) 55% of the clients finished videotape inventory.  The cost of funds for the inventory portion of the borrowings was at 1.4% per month on the average loan balance each month.  During the year ended March 31, 2003, the inventory portion of the borrowings of $103,777 together with all accrued interest was paid in full.

Substantially all of the accounts receivable as of March 31, 2003 and 2002 have been factored and pledged as collateral under a factoring agreement.

As of March 31, 2003, the Company was delinquent in payment of certain accounts payable and such delinquent accounts totaled approximately $173,000.

During the year ended March 31, 2002, the Company received gross proceeds totaling $740,000 from the issuance of Series B Preferred Stock.

During the years ended March 31, 2003 and 2002, the Company received $62,500 and $210,000, respectively from the exercise of stock options. In fiscal year 2003, the Company issued 2,500,000 shares of its common stock at an exercise price of $0.005 upon the exercise of options in settlement of $12,500 in accounts payable.

Based on the number of shares of Convertible Preferred A and B shares, stock options and warrants, the Company may have difficulties in rasing equity financing as the Company currently does not have sufficient authorized shares of common stock.

As of the filing of this Form 10-KSB, we had not yet obtained the effectiveness of a registration  statement covering the resale of common stock upon conversion of  the Series “B” Convertible Preferred Shares as required under the Certificate of Designations, the Securities Purchase Agreement pursuant to which such securities were sold, and related registration rights agreements (“Agreements”) and are in default under  certain provisions of the Agreements entitling holders of our Series B Preferred Shares, under certain circumstances, to be paid liquidated damages equal to 1% per month of the liquidated value of such shares (currently $8,250 per month); such liquidated damages have not been paid, and as of December 1, 2003, aggregated approximately $159,000.  This is in addition to a daily late payment which by the terms of the Agreements becomes payable if the Company fails to convert Series B Preferred Shares into Common Stock within seven business days after receipt of a conversion notice and the certificate(s) for the Series B Preferred Shares to be converted.) Also at the option of at least two-thirds of the holders of our outstanding Series B Preferred Shares, such holders may have the right to require us to redeem such shares which as of December 1, 2003, would require us to pay an aggregate of approximately $1,267,000 upon such redemption, or the holders who deliver a conversion notice may be entitled to the redemption of their shares at a redemption price equal to 120% of the liquidation value of such shares.  As of the date of the filing of this Form 10-KSB, we do not have sufficient cash to redeem all of such shares or pay the penalties that have accrued. Also, we have insufficient authorized shares of common stock available for issuance upon conversion of the Series B Preferred Shares.  Also, certain holders of such shares of preferred stock may be able to sell the shares of common stock issuable upon conversion pursuant to Rule 144 without registration under the Securities Act.  The sale of the shares upon conversion of the Series B Preferred Shares and outstanding warrants may adversely affect the market price of our common stock. The issuance of shares upon conversion of the Series “B” Convertible Preferred Shares and exercise of outstanding warrants will also cause immediate and substantial dilution to our existing stockholders and may make it difficult for us to obtain additional capital.

The Company may be unable to effect any equity financing until it has increased its authorized shares of common stock and/or effected a restructuring of its equity capital, such as by means of a stock split, combination or similar restructuring and a buy back of all the outstanding preferred stock.  The Company is currently contemplating a restructuring of  the terms and conditions underlying  the Agreements and plans to negotiate with its Series B Preferred  shareholders to mitigate any existing defaults of our obligations to the Series B Preferred shareholders and to minimize the amount of dilution by negotiating  the terms of the Series B Preferred Shares.  There is no assurance that the Company will be successful in such negotiations.

GOING CONCERN

During the years ended March 31, 2002 and 2003, our independent auditors’ reports contained a going concern qualification and we have included the following plan of operation to address such concerns.  As reflected in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable.   Moreover, the Company may have difficulty raising additional equity capital while its shares of Series B Preferred Shares are outstanding for the reasons discussed above.   These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Our primary goal is to generate an operating profit and to expand our general merchandise business by sourcing low cost, high quality consumer products from China, while continuing to establish the Company as a recognized DVD and related product company specializing in educational, children and film classic titles.

Our short-term objectives of are the following:

•

Continue to expand our associations with firms in China to source and handle quality assurance functions for our general merchandise line of products.

•

Re-establish sales to club type stores with our new general merchandise line of products.

•

Capitalize on our extensive network of mass merchandisers as a way of becoming a major distributor in the general merchandise business.

•

Increase our market segment percentage in the distribution of videocassettes and DVD titles by offering a higher quality priced product than the products offered by our larger competitors.

•

Continue expanding the overall market share of our core business by acquiring new videocassette and DVD titles for distribution.

•

Continue expanding into contract, duplication and fulfillment packaging business.

•

Maintain and improve our service through improved turnaround time.

•

Improve communications with our customer base by frequently maintaining and updating our web-site to keep up with current products.

The intermediate and long-term objectives:

The Company is presently implementing the following strategies in its effort to reach profitability and meet the above goals:

A.  Enhance Retailer and Mass Merchandiser Client Base

1.

Improve pricing and packaging innovations,

2.

Establish ties with firms in China through existing relationships to source and handle Quality Assurance (“QA”) functions for our general merchandise line of product.

3.

Introduce a wide selection of high quality, low price general merchandise products such as consumer electronic products, small office equipment and furniture from China.

4.

Focus on marketing our new general merchandise products by re-establishing relationships with our club stores and mass merchandisers.

5.

Improve efficiency in quick turnaround of product shipments.

B.   Increase our Internet e-Commerce Customer Base

1.

Maintain our competitive pricing.

2.

Improve customer service procedures.

3.

Establish a cost effective method for marketing and promoting our web-site    (www.e-dmec.com).

4.

Continue to seek viable new products to be added to our web-site.

5.

Continue to up-date and improve our web-site.

6.

Continue to implement marketing and sales programs on our web-site products using our new promotional campaigns to increase our revenue and profit margins.

C.  Expand Duplication, Replication and Packaging Service businesses.

1.

Improve efficiency and speed in fulfillment and packaging services.

2.

Continue to seek associations with Chinese firms to penetrate into the DVD replication market by broadcasting to our potential contract customers the unique capabilities, experience and consistency of production capabilities provided and to penetrate into the large corporate segment.

3.

Continue to market our ability to utilize our new Sony high-speed sprinters to offer low cost, fast turn around, high quality in-house duplication services.

D.

Seek potential merger/acquisition candidates in different business segments that logically compliment the Company’s style and business.

Uncertainties in reaching these objectives:   Although we believe these objectives are possible to achieve, there can be no assurance that the above strategies will drive the business as desired or that in the present market conditions that our business will continue in a favorable direction.

We believe we have adequate cash resources to sustain our operations through the fourth quarter of fiscal 2004.  We are continuing to negotiate with several reliable investors to provide us with debt and equity financing for working capital purposes. We are likely to require cash resources and also are seeking potential merger or acquisition candidates that will help increase our revenues and cash liquidity.  Our principal objective is to implement the above items in fiscal 2004, which the Company expects will lead to a profitable operation if the items are successfully implemented, subject to market and other conditions. Although we believe that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to our Company or that we will be able to attain these objectives during fiscal 2004 or at all.  Moreover, we may find it difficult or impossible to raise additional equity financing or effect any potential merger or acquisition while our shares of Series B Preferred Stock are outstanding due to the large number of shares of our common stock that are issuable upon conversion thereof.  Also, the Company as of December 31, 2003 has only approximately 111,000,000 authorized shares of common stock available for issuance in any such equity financing and we may be unable to effect any equity financing until we have increased our authorized shares of common stock and/or effected a restructuring of our equity capital, such as by means of a reverse stock split, combination or restructuring.  There is no assurance that we will be able to obtain stockholder approval for any such increase or restructuring.

ITEM 7.  FINANCIAL STATEMENTS

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 16, 2003, Diamond Entertainment Corporation’s (the “Company”) principal independent accountants, Stonefield Josephson, Inc., resigned as the Company’s principal independent accountant.  Stonefield Josephson, Inc., had been engaged, on August 8, 2002, by the Company as the principal independent accountant to audit the financial statements of the Company for the fiscal year ended March 31, 2003, replacing the firm of Merdinger, Fruchter, Rosen & Company, P.C.  Stonefield Josephson, Inc., was subsequently engaged, on May 19, 2003, to audit the financial statements of the Company for the year ended March 31, 2003, and to re-audit the financial statements of the Company for the year ended March 31, 2002. Stonefield Josephson, Inc., has not rendered any report on the financial statements of the Company filed with the Securities and Exchange Commission (the “Commission”).

A letter of resignation from Stonefield Josephson, Inc., has been furnished to and accepted by the board of directors of the Company.

Stonefield Josephson, Inc., has orally advised counsel for the Company that there were no disagreements, whether or not resolved, between Stonefield Josephson, Inc. and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Stonefield Josephson, Inc., would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements of the Company.  Furthermore, Stonefield Josephson, Inc. has not advised the Company with respect to any of the matters referred to in Item 304(a)(1)(iv)(B) of Regulation S-B.

The Company has requested and has received from Stonefield Josephson, Inc. a letter addressed to the Commission stating whether it agrees with the above statements, and, if not, stating the respects in which it does not agree.  A copy of such letter is attached to the Company’s current Report on Form 8-K/A as an exhibit thereto which was filed with the Securities and Exchange Commission on August 26, 2003.

On September 2, 2003 the Board of Directors of Diamond Entertainment Corporation (the “Company”) approved the engagement of Pohl, McNabola, Berg & Company LLP to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ended March 31, 2003, and to re-audit the financial statements of the Company for the year ended March 31, 2002.

During the  Registrant's  two most recent  fiscal years ended March 31,2002 and 2003, and up to the date of engagement,  the Registrant did not consult with Pohl, McNabola, Berg & Company LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-K.  The engagement of Pohl, McNabola, Berg & Company was reported on Form 8-K filed on September 8, 2003.

Diamond Entertainment Corporation and Subsidiaries

Consolidated Financial Statements

C O N T E N T S

Independent Auditors' Report

F-2 to F3

Consolidated Balance Sheets

F-4 to F-5

Consolidated Statements of Operations

F-6

Consolidated Statements of Stockholders' Equity

F-7 to F-8

Consolidated Statements of Cash Flows

F-9 to F-11

Notes to Consolidated Financial Statements

F-12 to F-43

INDEPENDENT AUDITORS' REPORT

To the stockholders and Board of Directors of

Diamond Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and a negative cash flow from operations, as well as a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also discussed in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pohl, McNabola, Berg and Company, LLP

Orange, California

October 10, 2003

INDEPENDENT AUDITORS' REPORT

To the stockholders and Board of Directors of

Diamond Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and a negative cash flow from operations, as well as a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also discussed in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Merdinger, Fruchter, Rosen and Company, P. C.

Certified Public Accountants

July 9, 2002

Diamond Entertainment Corporation and Subsidiaries

Consolidated Balance Sheets

March 31, 2003 and 2002

	2003	2002
Assets
Current Assets
Cash and cash equivalents	$6,990	$15,642
Accounts receivable, net of allowance for
doubtful accounts of $87,570 and $106,858, respectively	196,426	356,869
Inventory	759,372	964,988
Due from related parties	208,808	268,435
Prepaid expenses and other current assets	2,872	37,272

Total Current Assets	1,174,468	1,643,206

Property and Equipment (net of accumulated
depreciation of $676,613 and $587,890, respectively)	217,904	296,077

Film Masters and Artwork (net of accumulated
accumulated amortization of $4,084,783 and $3,956,767, respectively)	300,818	271,151

Investment in Subsidiary	-	60,158

Other Assets	26,814	33,703

Total Assets	$1,720,004	$2,304,295

The accompanying notes are an integral part of these financial statements.

Diamond Entertainment Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

March 31, 2003 and 2002

	2003	2002
Liabilities and Stockholders' Equity
Current Liabilities
Bank overdraft	$270,153	$9,823
Accounts payable and accrued expenses	1,788,294	1,479,323
Due to factor	113,449	159,747
Financing agreement payable	-	103,777
Notes payable - current portion	37,800	37,800
Due to related parties - notes payable	363,718	666,858
Convertible debentures	-	-
Customer Deposits	45,813	243,624

Total Current Liabilities	2,619,227	2,700,952

Notes payable, less current portion	28,350	66,150

Total Liabilities	2,647,577	2,767,102

Stockholders' Equity
Convertible preferred stock, no par value; 5,000,000 and
5,000,000 shares authorized in 2003 and 2002, respectively; 483,251
issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Series A convertible preferred stock, $10,000 per share
stated value; 50 shares issued; 40 shares outstanding	471,400	471,400
Series B convertible preferred stock, $10,000 per share
stated value; 87 shares issued; 84 shares outstanding	1,111,837	1,146,837
Common stock, no par value; 600,000,000 shares
authorized; 481,365,051 and 457,634,142 issued and outstanding
in 2003 and 2002, respectively	17,239,122	17,129,122
Accumulated deficit	(20,077,722)	(19,537,956)

Total Stockholders' Equity	(927,573)	(462,807)

Total Liabilities and Stockholders' Equity	$1,720,004	$2,304,295

The accompanying notes are an integral part of these financial statements.

Diamond Entertainment Corporation and Subsidiaries

Consolidated Statements of Operations

March 31, 2003 and 2002

	2003	2002
Income
Revenues	$3,253,110	$3,813,981
Cost of goods sold	2,149,133	2,360,143

Gross Profit	1,103,977	1,453,838

Operating Expenses
Selling and marketing expenses	546,614	595,458
Administrative expenses	808,858	913,263
Total Operating Expenses	1,355,472	1,508,721

Other Income and Expense
Other income (expense)	(16,398)	94,552
Interest Income	13,441	16,798
Impairment of equity investment	(60,158)	(567)
Interest Expense	(225,156)	(358,177)
Stock Discount	-	(545,361)

Total Other Income and Expense	(288,271)	(792,755)

Loss Before Provision for Income Taxes	(539,766)	(847,638)

Provision for Income Taxes	-	-

Net Loss	$(539,766)	$(847,638)

Loss Per Share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Number of shares used in calculation of loss per share
Basic	474,581,345	459,349,000
Diluted	474,581,345	459,349,000

The accompanying notes are an integral part of these financial statements.

Diamond Entertainment Corporation and Subsidiaries

Consolidated Statements Stockholder’s Equity

March 31, 2003 and 2002

	Convertible		Series A Convertible		Series B Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Stock	Equity
Adjusted balance at March 31, 2001	483,251	376,593	40	471,400	-	-	81,219,140	14,552,635	(18,690,318)	(48,803)	(3,338,493)
Issuance of common stock for:
Setttlement of related party notes
payable and accrued interest	-	-	-	-	-	-	152,686,905	973,950	-	-	973,950
Settlement of convertible debentures
payable and accrued interest	-	-	-	-	-	-	180,928,097	1,176,033	-	-	1,176,033
Stock discount expense	-	-	-	-	-	-	-	37,029	-	-	37,029
Exercise of common stock options:
Cash	-	-	-	-	-	-	42,000,000	210,000	-	-	210,000
Settlement of accounts payable	-	-	-	-	-	-	800,000	4,000	-	-	4,000
Options issued for consulting service	-	-	-	-	-	-	-	175,475	-	-	175,475
Issuance of Series B convertible
Preferred stock for:
Cash	-	-	-	-	74	740,000	-	-	-	-	740,000
Settlement of convertible debentures
and accrued interest	-	-	-	-	13	130,000	-	-	-	-	130,000
Stock discount expense	-	-	-	-	-	372,857	-	-	-	-	372,857
Offering costs	-	-	-	-	-	(96,020)	-	-	-	-	(96,020)
Net loss	-	-	-	-	-	-	-	-	(847,638)	-	(847,638)

The accompanying notes are an integral part of these financial statements.

Diamond Entertainment Corporation and Subsidiaries

Consolidated Statements Stockholder’s Equity (continued)

March 31, 2003 and 2002

	Convertible		Series A Convertible		Series B Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Stock	Equity
Balance at March 31, 2002	483,251	$376,593	40	$471,400	87	$1,146,837	457,634,142	$17,129,122	$(19,537,956)	$(48,803)	$(462,807)

Exercise of common stock options:
Cash	-	-	-	-	-	-	12,500,000	62,500	-	-	62,500
Settlement of accounts payable	-	-	-	-	-	-	2,500,000	12,500	-	-	12,500
Conversion of Series B convertible
preferred stock to common stock	-	-	-	-	(3)	(35,000)	8,730,909	35,000	-	-	-
Net loss	-	-	-	-	-	-	-	-	(539,766)	-	(539,766)

Balance at March 31, 2003	483,251	$376,593	40	$471,400	84	$1,111,837	481,365,051	$17,239,122	$(20,077,722)	$(48,803)	$(927,573)

The accompanying notes are an integral part of these financial statements.

Diamond Entertainment Corporation and Subsidiaries

Consolidated Statements of Cash Flows

March 31, 2003 and 2002

	2003	2002
Cash Flows from Operating Activities:
Net loss	$(539,766)	$(847,638)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	216,739	123,107
Provision for doubtful accounts	(19,288)	(37,684)
Inventory reserve	(287,805)	159,852
Issuance of equity instruments as compensation and other fees	12,500	589,361
Impairment of equity investment	60,158	567
Changes in certain assets and liabilities
Due from related party	59,627	(167,069)
Accounts receivable	180,001	93,835
Inventory	493,419	(35,889)
Prepaid expenses and other current assets	34,400	8,442
Due to factor	(46,298)	(159,556)
Accounts payable and accrued expenses	308,971	(27,492)
Customer deposits	(197,811)	233,567

Net Cash From (Used) in Operating Activities	274,847	(66,597)

Cash Flows from Investing Activities:
Purchase of property and equipment	(10,551)	(50,600)
Other assets	6,623	29,279
Purchase of film masters and artwork	(157,684)	(181,031)

Net Cash Used in Investing Activities	(161,612)	(202,352)

Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft	260,330	(214,858)
Net repayments of financing agreement	(103,777)	(208,030)
Payments of notes payable	(37,800)	(52,026)
Payments of notes payable (related party)	(303,140)	(101,875)
Payment of convertible debentures	-	(4,900)
Payments on capital leases	-	(17,600)
Proceeds from the exercise of options	62,500	210,000
Offering costs	-	(96,020)
Proceeds from issuance of Series B Preferred Stock	-	740,000

Net Cash (Used) Provided by Financing Activities	(121,887)	254,691

The accompanying notes are an integral part of these financial statements.

Diamond Entertainment Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

March 31, 2003 and 2002

	2003	2002

Net Increase (Decrease) in Cash and Cash Equivalents	(8,652)	(14,258)

Cash and Cash Equivalents - Beginning of Year	15,642	29,900

Cash and Cash Equivalents - End of Year	$6,990	$15,642

Supplemental Information:
Cash Paid for:
Interest expense	$157,888	$204,603
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended March 31, 2003:

The Company issued 2,500,000 shares of its common stock for the settlement of accounts payable related consulting fees totaling $12,500.

The Company converted 4 shares of Series B convertible preferred stock into 8,730,909 shares of its common stock.

For the year ended March 31, 2002:

The Company issued 800,000 shares of its common stock for the settlement of accounts payable related consulting fees totaling $4,000.

The Company issued 140,343,755 shares of its common stock to related party upon conversion of a note totaling $809,500 plus accrued interest of $102,734.

The Company issued 12,343,150 shares of its common stock their President, upon conversion of a note of $50,000 plus accrued interest of $11,716.

The Company issued 180,928,097 shares of its common stock to an unrelated third party, upon the conversion of a convertible debenture totaling $1,037,775 plus accrued interest of $138,258.

The Company issued 13 shares of its Series B Convertible Preferred Stock relating the conversion of a convertible debenture totaling $100,000 plus accrued interest of $30,000.

The Company recognized $37,029 of stock discount expense relating to the conversion of debt.

The accompanying notes are an integral part of these financial statements.

Diamond Entertainment Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

March 31, 2003 and 2002

The Company granted options to consultants to purchase 27,000,000 shares of its common stock, in connection with consulting agreements. The Company recognized consulting expense of $81,000 relating to this transaction

The Company cancelled and reissued various stock options to certain directors and officers.

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

March 31, 2003 and 2002

1.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Diamond Entertainment Corporation (the "Company"), organized under the laws of the State of New Jersey on April 3, 1986 and its wholly owned subsidiaries:

1)

e-DMEC Corporation (“e-DMEC”), incorporated under the laws of the state of California on April 30, 1985.

2)

Jewel Products International, Inc. ("JPI") incorporated under the laws of the state of California on November 25, 1991;

3)

Grand Duplication, Inc. ("Grand"), incorporated under the laws of the state of California on August 13, 1996; and

4)

Galaxy Net International, Inc. ("Galaxy"), incorporated under the laws of the state of Delaware on July 15, 1998.

All intercompany transactions and balances have been eliminated in consolidation.

Nature of Business

The Company is in the business of distributing and selling videocassettes, general merchandise, and patented toys, through normal distribution channels throughout the United States and through a web site.  As of March 31, 2003 and 2002, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources.  These product lines have been reflected as two reportable segments as follows:

Video/ DVD Programs and Other Licensed Products

The Company distributes and sells videocassette titles, including certain public domain programs and certain licensed programs.  The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets.  The Company also distributes a product called Cine-Chrome utilizing classic images of licensed properties.

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

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

1.

Summary of Significant Accounting Policies (continued)

Use of Estimates

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

Reclassification

As of March 31, 2003, certain prior year amounts have been reclassified to conform with current presentation.

Revenue Recognition

The Company records sales when products are shipped to customers and are shown net of estimated returns and allowances.  Customer deposits and credits are deferred until such time products are shipped to customers. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors that have rights of return and price protection is recognized upon shipment by the distributor.  The Company also derives sales through consignment arrangements under which it delivers product to the consignment customers’ distribution centers and the Company only books sales from consignment sales after such customers delivers the actual funds from consignment sales.  Consignment with customers are included in inventory.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company had no deposits as of March 31, 2003 and 2002, with financial institutions subject to a credit risk beyond the insured amount.

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method.  Inventory consists primarily of videocassettes, general merchandise, patented toys, furniture and Cine-Chrome gift cards.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

1.

Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is presented at historical cost less accumulated depreciation.  Depreciation is computed utilizing the straight-line method for all furniture, fixtures and equipment over a five-year period, which represents the estimated useful lives of the respective assets.  Leasehold improvements are being amortized over the lesser of their estimated useful lives or the term of the lease.

Film Masters and Artwork

The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period.  Film masters consist of original "masters", which are purchased for the purpose of reproducing videocassettes that are sold to customers. The Company estimates that the approximate useful life of the film masters and artwork is 3 years.

Impairment of Long-Lived Assets

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were approximately $16,454 and $36,114 for the years ended March 31, 2003 and 2002, respectively.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

1.

Summary of Significant Accounting Policies (continued)

Shipping Costs

Shipping costs are not separately billed to customers and are included in Selling and marketing expenses in the amounts of $160,235  and $137,486 for 2003 and 2002, respectively.

Fair Value of Financial Instruments

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

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes.”  The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

1.

Summary of Significant Accounting Policies (continued)

Net Loss Per Share

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

The shares used in the computation of loss per share were as follows:

	March 31,
	2003	2002

Basic	474,581,345	459,349,000

Diluted	474,581,345	459,349,000

Segment Disclosure

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” was issued, which changes the way public companies report information about segments.  SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

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

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  The Company is required to implement SFAS No. 142 on April 1, 2002, and its impact on its financial position or results of operations, if any, is not expected to be material.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

1.

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation.”  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter.  The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value.  The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.”  The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect that the adoption of SFAS 146 will have a material impact on the Company's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.”  SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has included the disclosures required by SFAS 148 in Note 1 – "The Company and Summary of Significant Accounting Policies" and Note 10 – "Stockholders' Equity."

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

1.

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has not yet determined the effect of adopting FIN 45 on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities.”  Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns.  Management is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003.  The provisions of this consensus are not expected to have a significant effect on the Company’s results of operations or financial position.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

1.

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  In addition, most provisions of SFAS 149 are to be applied prospectively.  Management does not expect the adoption of SFAS 149 to have a material impact on the Company’s financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  Management does not expect the adoption of SFAS 150 to have a material impact on the Company’s financial position, cash flows or results of operations.

2.

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

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

2.

Going Concern (continued)

The Company has implemented a plan to increase its overall market share of core business and its general merchandise line products, and to expand into the contract replication, duplication and packaging business.  The Company has implemented the following goals and strategies to achieve its plan:

•

Attain leadership in the market segment of high quality budget priced distribution of videocassettes and DVD titles.

•

Expand the Company’s association with firms in China to source and handle QA functions for its general merchandise line of products and market a wide selection of high quality, low price general merchandise and sundry items from China.

•

Re-establish sales to club type stores with the Company’s new general merchandise line of products.

•

Utilize the Company’s relationship with mass merchandisers to introduce and market its general merchandise line of products.

•

Continue to seek out additional financing sources to support the expected growth in the Company’s general merchandise line of products.

•

Avoid direct competition with larger competitors who sell in the same product categories as the Company, by offering higher quality budgeted price products.

•

Continue to acquire new videocassette and DVD titles for distribution.

•

Expand the Company’s internet e-Commerce.

The Company believes it has adequate cash resources to sustain its operations through the third quarter of fiscal 2004, when it expects to generate a positive cash flow.  The Company is continuing to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes.  The principal objective of the Company is to implement the above strategies during fiscal 2004.  Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

3.

Accounts Receivable

Accounts receivable as of March 31, 2003 and 2002, net of allowance for doubtful accounts were $196,426 and $356,869, respectively.  Substantially all of the accounts receivable as of March 31, 2003 and 2002 have been factored and pledged as collateral under a factoring agreement (see Note 9).

The Company reviews accounts receivable periodically during the year for collectability.  An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

3.

Accounts Receivable (continued)

As of March 31, 2003 and 2002, the Company had an allowance for doubtful accounts of $87,570 and $106,858, respectively.

4.

Inventory

Inventory consisted of the following as of:

	March 31,
	2003	2002

Raw materials	$535,579	$746,029
Finished goods	557,096	748,393

	1,092,675	1,494,422
Less: valuation allowance	(333,303)	(529,434)

Inventory, net	$759,372	$964,988

Allowance

An allowance has been established for inventory totaling $333,303 and $529,434 as of March 31, 2003 and 2002, respectively.  This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory, which has been:

(a)

restricted to specified distribution territories as a result of legal settlements; and

(b)

inventory, which has passed its peak selling season.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

5.

Related Party Transactions

The Company has related party transactions with several officers, directors and other related parties.  The following summarizes related party transactions.

Due from related parties:
	March 31,
	2003	2002

a) Loan due from - Officer	$165,008	$239,318
b) Golden Gulf	-	5,367
c) GJ Products	43,800	23,750

	$208,808	$268,435

a)

As of March 31, 2003 and 2002, the Company had receivables of $135,030 and $222,520, respectively from an officer of the Company.  Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance and totals $29,978 as of March 31, 2003.  The loan is due on demand.

b)

As of March 31, 2002, the Company had a miscellaneous receivable due from Golden Gulf totaling $5,367. The President of the Company is an officer of Golden Gulf.

c)

As of March 31, 2003, the Company had a miscellaneous receivable due from GJ Products (shareholder) $43,800.

Due to related parties - notes payable:

	March 31,
	2003	2002
a) Note payable – American Top Real Estate, Inc. (“ATRE”)	$263,718	$549,558
c) Note payable - Jeffrey Schillen	-	17,300
d) Convertible note payable - Jeffrey Schillen	100,000	100,000
	363,718	666,858
Less: current portion	(363,718)	(666,858)
Long term	$-	$-

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

5.

Related Party Transactions (continued)

a)

Convertible Note Payable - ATRE As of March 31, 1999, the Company had $809,500 due to a related party for payment of trade payables.  In October 1999, the outstanding balance was converted into a convertible debenture at 7% per annum due and payable on or before September 30, 2001.  At the option of the lender all or part of the balance can be paid with shares of the Company's common stock.  The number of shares is determined by dividing the principal being converted by the average twenty-day bid price, prior to the date of such payment request, for the Company's common stock.  As of March 31, 2001, the outstanding balance was $809,500.  On July 24, 2001, the Board of Directors of the Company authorized and approved the issuance of 140,343,755 shares of the company's common stock to ATRE upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001.  These shares were issued on August 14, 2001.  (see Note 13)

b)

Note Payable - ATRE As of March 31, 2003 and 2002, the Company was advanced $263,718 and $549,558, from ATRE (see Note 8), bearing interest at the rate of 10% per annum, and due on demand.

c)

Note Payable - Jeffrey Schillen As of March 31, 2002, the Company has a $17,300 note payable, due to an officer, bearing interest at the rate of 10% per annum, and due on demand.

d)

Convertible Debentures - Related Parties During March and June 1999, the Company entered into two convertible debentures for $50,000 and $100,000, respectively.  The debentures bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance.  Each note has been extended for an additional year.  The notes also call for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender's at a conversion rate of $0.05 per share.  Since the debentures are convertible into restricted shares of the Company's common stock at a rate below market, the first 20% of the below market amount was attributed to the lack of tradability of the shares due to restriction on sale and the remainder was attributed to additional interest.  The additional amount of financing costs for the year ended March 31, 2000 was calculated to be $184,400, of which was expensed.

On July 24, 2001, the Board of Directors of the Company approved the reduction of the original conversion rate of $0.05 down to $0.005 per share and allowed the holders of the notes to also convert any accrued interest against such notes.  The fair market value of the Company's common stock was $0.08 as of July 24, 2001.  On July 24, 2001, the Board of Directors of the Company authorized and approved the issuance of 12,343,150 shares of the Company's common stock to Mr. Lu, the President of the Company, upon conversion of his $50,000 note and accrued interest thereon in the amount of $11,715 as of July 23, 2001.  Such shares were issued on August 14, 2001 (see note 13).  The Company recognized $35,029 of stock discount expense relating to this transaction.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

5.

Related Party Transactions (continued)

As of March 31, 2003 and 2002, the debenture for $100,000 was not converted.

Issuance of stock options

During the years ending March 31, 2003 and 2002, the Company issued various stock options to certain related parties.  (See note 15).

6.

Property and Equipment

Property and equipment consisted of the following as of:

	March 31,
	2003	2002
Furniture and equipment	$852,757	$842,207
Automobile	24,487	24,487
Leasehold improvements	17,273	17,273
	894,517	883,967
Less: accumulated depreciation
and amortization	(676,613)	(587,890)
Furniture and equipment, net	$217,904	$296,077

Depreciation and amortization expense for the years ended 2003 and 2002 was approximately $88,723 and $67,500, respectively.

7.

Film Masters and Artwork

Film Masters and Artwork consisted of the following as of:

	March 31,
	2003	2002
Intellectual property	$3,359,187	$3,356,687
Other film masters and artwork	1,026,414	871,231
	4,385,601	4,227,918
Less: accumulated amortization	(4,084,783)	(3,956,767)
Film Masters and Artwork, net	$300,818	$271,151

Amortization expense for the years ended March 31, 2003 and 2002 was approximately $128,016 and $55,700, respectively.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

7.

Film Masters and Artwork (continued)

The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period.  Film masters consist of original "masters", which are purchased for the purpose of reproducing videocassettes that are sold to customers.  In accordance with SFAS No. 121, film masters and related artwork are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  As of March 31, 2003 and 2002, no such events have occurred.

8.

Investment in Equity Subsidiary

During 1989, the Company paid $50,000 for 50% of the issued and outstanding common stock of American Top Real Estate ("ATRE").  Subsequent loan participation by the investors in ATRE reduced the Company’s shareholder interest to 35.9%. The Company’s 2003 operations include a write-down of its investment in ATRE, which reduced the Company’s investment in ATRE to zero, net of taxes. The write-down resulted from the operating results of ATRE. The write-down reduced the Company’s investment in ATRE to zero and, as a consequence, the Company’s future financial results will not be negatively affected by ATRE’s ongoing operations. The Company has no obligation to fund future operating losses of ATRE.

9.

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

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

9.

Due to Factor/Financing Agreement Payable (continued)

During the year ended March 31, 2003, the inventory portion of the borrowings of $103,777 together with all accrued interest was paid in full. The Company paid interest of approximately $95,181 and $147,091 for the years ended March 31, 2003 and 2002, respectively.  The financing agreement and factor advances were as follows:

	March 31,
	2003	2002
Due to factor payable	$113,449	$159,747
Financing agreement payable - inventory	-	103,777

	$113,449	$263,524

10.

Notes Payable

Notes payable represent the following as of:

	March 31,
	2003	2002
Production Equipment	$66,150	$103,950
Less current	(37,800)	(37,800)
Long term	$28,350	$66,150

Production Equipment During the year ended March 31, 2002, the Company issued a three-year note in the amount of $113,400, bearing interest at 10% to purchase a Sony printer for in house video duplication.  The balance of such note at March 31, 2003 and 2002 was $66,150 and $103,950, respectively.

11.

Commitments and Contingencies

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. The Company licenses titles of films not yet covered by public domain. The Company produce and duplicate videos and DVD’s for sale. Certain agreements include minimum guaranteed payments.  For the years ended March 31, 2003 and 2002, royalty expense was $57,745 and $41,387, respectively, pursuant to these agreements.

Video Agreements

The Company has entered into various agreements to manufacture, duplicate and distribute videos.  Commissions are paid based upon the number of videos sold.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

11.

Commitments and Contingencies (continued)

Employment Agreements

In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000.  For the year 1996, one of the officers' employment agreements was amended to increase his annual salary by $30,000.  These agreements terminate in the year 2005 and are adjusted annually in accordance with the Consumer Price Index.  The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company.  The officers at current market prices in installment payments with a five-year promissory note with interest can purchase the common stock at 6% per annum.  As of March 31, 2003 and 2002, the officers had not purchased these shares.

Consulting Agreements

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

On October 18, 2001, the Company entered into two consulting agreements that terminated on October 17, 2002, whereby the consultants will provide consulting services for the Company concerning various management, marketing, consulting, strategic planning and financial matters in connection with the operation of the businesses of the Company.  The consultants received options to purchase a total of 30,800,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options expired on October 17, 2002.  (See note 13 for the exercise of these options).

On July 24, 2001, the Company entered into three consulting agreements that terminated on July 23, 2002, whereby the consultants agreed to provide consulting service for the company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities.  The consultants received options to purchase a total of 27,000,000 of the Company's common stock exercisable at $0.005 per share in exchange for services to be rendered and the options expired on July 23, 2002.  (See note 13 for the exercise of these options).

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

11.

Commitments and Contingencies (continued)

Lease Commitments

The Company leases office and storage facilities under an operating lease, which originally expired in January 2003 and was extended through July 2003.  The Company has negotiated a month-to-month lease commencing August 2003.

Also, the Company leased equipment under a capital leases which expired during December 2001.  Per terms of the agreement, the Company utilized their buy-out option, satisfied all terms, and remained in possession of the equipment.  As of March 31, 2001, $17,600 was due under the capital lease.

At March 31, 2003, the Company's current portion of future minimum annual aggregate rental payments for its operating leases is as follows:

Operating Lease
Year Ending March 31, 2004	$ 48,000

Rent expense for the years ended March 31, 2003 and 2002 was approximately $135,225 and $133,521, respectively.  The Company is in process of negotiating its operating lease.

Litigation

The Company has in the past been named as defendant and co-defendant in various legal actions filed against the Company in the normal course of business.  All past litigation has been resolved without material adverse impact on the Company as follows:

During March 2000, The Company’s former lessor brought action against the Company to recover delinquent rental payment and penalties arising from the termination of their building lease in Cerritos, California.  The action against the Company resulted in a stipulated judgment whereby the Company agreed to pay $72,000 at 10% interest by paying $6,600 per month for twelve consecutive months beginning April 1, 2000 through March 1, 2001.  There was a penalty clause for a failure to pay in a timely manner, which increases the total amount to $119,000 with immediate acceleration in the event of a default under the stipulated judgment.  All required payments through March 1, 2001 were made in a timely manner and on June 5, 2001, the Company received from the lessor, an acknowledgment of full satisfaction of judgment.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

11.

Commitments and Contingencies (continued)

In April 2001, a former landlord, brought action against the Company to recover $100,000 in damages, for additional rent for holding over, or not vacating the premises after the term expired, late fee penalty of 10% for late payment of monthly rent and for removing the plaintiff's metal storage racks.  To avoid incurring extraordinary legal fees to defend this action against the Company, the Company entered into a stipulation for settlement and dismissal with the landlord in December 2001 to make three payments of $5,000 to have the legal action dismissed.  The final payment was made in February 2002, and the Company received from the landlord on March 20, 2002, an acknowledgment that such legal action against the Company was dismissed.

In June of 2001, the Company was named as a defendant by one of the Company’s suppliers who filed bankruptcy under Chapter 7.  The bankruptcy court brought legal action against the Company to recover $100,000 the Company borrowed from the supplier in April of 1999, plus applicable interest.  In accordance with the loan, the Company made four separate payments to the supplier during April and May 1999 totaling $101,166 in principal and interest.  As of December 31, 2001, the Company reflected one check in the amount of $25,116 still outstanding.  On March 6, 2001, the Company entered into a stipulation for settlement and dismissal whereby the Company agreed to pay $2,500 within ten (10) days after entry of an order approving the settlement.  The stipulation for settlement and dismissal was approved by the court and a settlement payment of $2,500 was made on May 8, 2002 and on May 15, 2002, the adversary action was dismissed.

12.

Stockholders' Equity

Common Stock

As of March 31, 2003, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value.  As of March 31, 2003 and 2002, 481,365,051 and 457,634,142 shares were issued and outstanding.

During, the years ended March 31, 2003 and 2002, the Company had the following significant issuances of its common stock:

Settlement of Related Parties - Notes Payable

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

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

12.

Stockholders' Equity (continued)

Settlement of Convertible Debentures

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

Common stock issued for exercise of stock options

During November 2001, the Company received $75,000 for the exercise of 15,000,000 stock options into 15,000,000 shares of the Company's common stock.  (See note 12)

During November 2001, the Company issued 800,000 shares of its common stock for the exercise of 800,000 stock options.  The consideration received was for consulting services incurred and owed by the Company to one of the consultants totaling $4,000.  (See note 12)

On August 15, 2001, the Company received $135,000 for the exercise of 27,000,000 stock options into 27,000,000 shares of the Company's common stock.  (See note 12)

During the year ended March 31, 2003, the Company issued 15,000,000 shares of its common stock for the exercise of 15,000,000 stock options.  The consideration received was $72,500 and for consulting services incurred and owed by the Company (see note 12).

Conversion of Series B convertible preferred stock

During the year ended March 31, 2003, 8,730,909 shares of common stock were issued for the conversion of 4 Series B convertible preferred shares (see Series B convertible preferred stock).

Convertible Preferred Stock

As of March 31, 2002 and 2001, the Company had authorized 4,999,863 and 5,000,000 shares of no par value, convertible preferred stock, respectively.  The Company had issued 483,251 shares (of which 172,923 valued at $48,803 are held in treasury).  The preferred stock has:

i.)

voting rights upon all matters upon which common stockholders have at a 1.95 vote for each share of preferred stock,

ii.)

conversion rights at 1.95 shares of common stock for each share of preferred,

iii.)

no rights of redemption and

iv.)

no dividend preferences, but entitled to a preference of $0.01 per share in the event of liquidation.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

12.

Stockholders' Equity (continued)

Series A Convertible Preferred Stock

On May 11, 2000, the Company amended its articles of incorporation to authorize the issuance 50 shares of no par value, Series A Convertible Preferred Stock with a stated value of $10,000 per share.  This new issuance was created out of the 5,000,000 shares of previously authorized, no par value, convertible preferred stock.

On May 11, 2000, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with eight investors.  Pursuant to the Securities Purchase Agreement, the Company issued and sold 50 shares of Series A Convertible Preferred Stock for total consideration of $500,000, at the stated value of $10,000 per share.  The Company incurred a stock discount expense of $125,000 relating to this issuance. In connection with agreement, the Company incurred $67,000 of offering costs.

Commencing August 9, 2000, the Series A Preferred Stock is convertible, at the investor's option, into shares of the Company's Common Stock and automatically converts into Common Stock on April 14, 2002.  The conversion price of the Series A Preferred Stock is the lower of $.08 per share or 80% of the average of the closing bid prices of the Company's Common Stock on any five trading days in the ten trading day period preceding the date of conversion.  The conversion price of the Series A Preferred Stock is also adjusted in the event of stock dividends, stock splits, recapitalizations, reorganizations, consolidations, mergers or sales of assets.  The Series A Preferred stock also provides for a dividend upon conversion of the Series A Preferred Stock at the rate of 6% per annum payable in additional shares of the Company's Common Stock.  In no event can the Series A Preferred Stock be converted into more than 11,575,000 shares of Common Stock.

Additional features of the Series A Preferred Stock include, among other things:

i.)

a redemption feature at the option of the Company commencing September 8, 2000, of shares of Series A Preferred Stock having a stated value of up to $100,000;

ii.)

a mandatory redemption feature upon the occurrence of certain events such as a merger, reorganization, restructuring, consolidation or similar event, and a liquidation preference over the Common Stock in the event of a liquidation, winding up or dissolution of the Company; and

iii.)

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

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

12.

Stockholders' Equity (continued)

Series A Convertible Preferred Stock (continued)

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

i.)

a redemption feature at the option of the Company commencing May 15, 2002 of shares of Series B Preferred Stock having a stated value of up to $100,000;

ii.)

a mandatory redemption feature upon the occurrence of certain events such as a merger, reorganization, restructuring, consolidation or similar event, and a liquidation preference over the Common Stock in the event of a liquidation, winding up or dissolution of the Company;

iii.)

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

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

12.

Stockholders' Equity (continued)

Series B Convertible Preferred Stock (continued)

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

As of March 31, 2003, 4 shares of Series B Convertible Preferred Stock with a stated value of $10,000 per share were converted into 8,730,909 shares of common stock at a price per share equaling 70% of the average closing bid prices of the Company’s common stock on any five trading days in the ten trading day period preceding the date of conversion.  The conversion prices ranged from $.00127 to $.00740 and totaled $35,000.

13.

Warrants

The following schedule summarizes warrants for the years ended March 31, 2003 and 2002:

	Warrants	Average Exercise Price
Warrants exercisable, March 31, 2001	1,525,000	$0.07

Granted	10,950,000	$0.02
Exercised	-	$0.00
Expired/cancelled	-	$0.00

Warrants exercisable, March 31, 2002	12,475,000	$0.03

Warrants exercisable, March 31, 2003	12,475,000	$0.03

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

13.

Warrants, continued

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

14.

Common Stock Options

The following summarizes the common stock option transactions for the years ended March 31, 2003 and 2002:

Options issued and outstanding not under a stock option plan:

	Officers/ Directors	Consultants	Weighted Average Exercise Price
Options exercisable, March 31, 2001	11,500,000	4,204,000	$0.010

Granted	26,000,000	59,300,000	$0.006
Exercised	-	(42,800,000)	$0.005
Expired/cancelled	(11,500,000)	(4,704,000)	$0.100
Options exercisable, March 31, 2002	26,000,000	16,000,000	$0.007

Granted	-	-	$0.000
Exercised	-	(15,000,000)	$0.005
Expired/cancelled	(2,000,000)	(1,000,000)	$0.005
Options exercisable, March 31, 2003	24,000,000	-	$0.006

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

14.

Common Stock Options, continued

Officers/directors

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

Consultants

On July 24, 2001, the Company granted three consulting firms options to purchase 27,000,000 shares of common stock at $0.005.  The fair value of the stock on the date of issuance was $0.008 per share.  These options expire on July 23, 2002.  The Company incurred a stock discount expense of $81,000 relating to this issuance.  These options were exercised on August 15, 2001.  These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering.”  Furthermore, these consulting firms are Accredited Investors.

On October 18, 2001, the Company granted two consulting firms options to purchase 30,800,000 shares at $0.005 per share, the fair market value of the common stock as of the date of issuance.  These options expire on October 17, 2002.  15,800,000 of these options were exercised in November 2001.  As of March 31, 2002, 15,000,000 shares of these options had not been exercised.  On May 5, 2002, 7,500,000 of these options were exercised and as of June 18, 2002, 7,500,000 of such options were outstanding.  These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering.”  Furthermore, these consulting firms are Accredited Investors.

On November 30, 2001, the Company granted a consulting firm an option to purchase 1,500,000 shares of the Company's stock at $0.03 per share.  Of such options, 1,000,000 shares will be exercisable immediately and 500,000 shares will be exercisable commencing on November 30, 2002 and will expire on November 29, 2002 and November 29, 2003, respectively.  These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering.”  Furthermore, the consulting firm is Accredited Investors.  As of March 31, 2002, the consulting agreement was canceled together with the aggregate amount of the options that were granted.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

14.

Common Stock Options (continued)

2001 Stock Compensation Plan

The following summarizes the 2001 stock compensation plan transactions for the year ended March 31, 2003 and 2002:

	Stock Options Outstanding	Weighted Average Exercise Price
Options exercisable, March 31, 2001	-	$0.000
Granted	50,000,000	0.006
Expired	-	0.000
Canceled	-	0.000

Options Exercisable and Outstanding, March 31, 2002	50,000,000	$0.006

Granted	-	0.000
Expired	-	0.000
Canceled	-	0.000

Options Exercisable and Outstanding, March 31, 2003	50,000,000	$0.006

On July 24, 2001, the Board of Directors of the Company approved the Company's 2001 Stock Compensation Plan dated July 13, 2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company.  The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006, which represented the fair value of the common stock on that date.  On July 24, 2001, 50,000,000 options to purchase the Company's common stock were granted to the select key employees, officers and a director of the Company expiring on July 24, 2004.  Of such options granted, James Lu, the President and Jeffrey Schillen, the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options to purchase were granted to Murray Scott, a Director of the Company.  The remaining balance of 15,000,000 options was granted to eight other key employees of the Company.  As of March 31, 2003, none of the options that were granted under this plan were exercised.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

14.

Common Stock Options (continued)

2000 Stock Compensation Plan

The following summarizes the 2000 stock compensation plan transactions for the years ended March 31, 2003 and 2002:

	Stock Options Outstanding	Weighted Average Exercise Price

Options, Exercisable and Outstanding, March 31, 2001	600,000	$0.050

Granted	-	$0.000
Expired	-	$0.050

Options, Exercisable and Outstanding, March 31, 2002	600,000	$0.050

Granted	-	$0.000
Expired	-	$0.000

Options, Exercisable and Outstanding, March 31, 2003	600,000	$0.050

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

o

On June 1, 2000, the Company entered into three consulting agreements that terminated on May 31, 2001, whereby the consultants will provide consulting services for the Company concerning management, marketing, consulting, strategic planning, corporate organization and financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities.  The consultants received options to purchase a total of 7,300,000 of the Company's common stock exercisable at $0.035 per share in exchange for services rendered and the options expired on May 31, 2001.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

14.

Common Stock Options (continued)

2000 Stock Compensation Plan (continued)

o

July 24, 2000, the Company engaged a consulting firm for a period of one year to provide consulting services for the Company concerning management, marketing, consulting, strategic   planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and conditions. The consulting firm was granted options to purchase 600,000 shares of the Company's common stock with an exercise price at $0.05 per share and the options expiring on July 24, 2003.  These options were not exercised as of March 31, 2003.

The Plan expired on May 31, 2001, and the unissued outstanding balance of options of 5,100,000 shares to be awarded or sold in accordance with this plan was canceled.

The Company applies SFAS No. 123, and related interpretations, for stock options issued to consultants in accounting for its stock options.  Compensation expense has been recognized for the Company's stock-based compensation for consulting services in the amount of $12,500 and $40,000 for the years ended March 31, 2003 and 2002, respectively.

1988 Stock Option Plan

On October 12, 1988, the Company's directors and stockholders approved the Company's 1988 Stock Option Plan (the "Option Plan") authorizing the granting of incentive options and non-qualified options.  The incentive options are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.  Pursuant to the Option Plan, options to purchase up to 10,000 shares of common stock may be granted to officers, directors and key employees of the Company.  The Stock Option Committee, consisting of Messrs. Lu and Schillen, is responsible for determining the individuals who will be granted options, the number of shares to be subject to each option, the option price per share and the exercise period of each option.  The option price will not be less than the fair market value of the Company's common stock on the date the option is granted.  Options may be exercised by payment of cash.  No option will have a term in excess of ten years.

The Plan expired on September 1, 2002, and all outstanding options to be awarded or sold in accordance with this plan were canceled.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

14.

Common Stock Options (continued)

1988 Stock Option Plan (continued)

The following summarizes the Company's stock option transactions under the stock option plan:

	Stock Options Outstanding	Weighted Average Exercise Price
Options, Exercisable and Outstanding, March 31, 2001	300,000	$0.100

Granted	175,000	$0.005
Expired
Canceled	(175,000)	$0.100

Options, Exercisable and Outstanding, March 31, 2002	300,000	$0.045

Granted	-
Expired	-
Canceled	(300,000)	$0.045

Options, Exercisable and Outstanding, March 31, 2003	-	$-

Black-Scholes Calculation

The Company has adopted only the disclosure provisions of SFAS No. 123 for stock options issued to employees for services rendered.  It applies APB 25 and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for stock and options issued under compensatory plans and to outside third parties.

	2003	2002
Net Loss:

As Reported	$(1,062,638)	$(1,062,638)

Pro forma	$(1,062,638)	$(1,062,638)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The Company has not granted any options for the years ended 2003.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

15.

Major Customers/Suppliers

Customers

For the year ended March 31, 2003, the Company had net sales to two customers that accounted for approximately 25% and 16%, of its net sales, respectively.

For the year ended March 31, 2002, the Company had net sales to four customers that accounted for approximately 22%, 14%, 14% and 12%, respectively.

For the year ended March 31, 2001, the Company had net sales to 2 customers that amounted to approximately 28.3% and 17.1% of its net sales, respectively.

Suppliers

For the year ended March 31, 2003, the Company purchased video and DVD products from four suppliers that accounted for approximately 60% of the Company's net purchases.  During such period, the percentage of net video/DVD product purchases made from such suppliers were 40% and 20%, respectively.

For the year ended March 31, 2002, the Company purchased video and DVD products from four suppliers that accounted for approximately 67% of the Company's net purchases.  During such period, the percentage of net video/DVD product purchases made from such suppliers were 23%, 15%, 15% and 14%, respectively.

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

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

16.

Income Taxes

The components of the provision for income taxes are as follows:

For The Years Ended March 31,
	2003	2002
Current Tax Expense
U.S. federal	$-	$-
State and local	-	-

Total Current	-	-

Deferred Tax Expense
U.S. federal	-	-
State and local	-	-

Total deferred	-	-

Total tax provision from continuing operations	$-	$-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended March 31, 2003 and 2002:

Federal income tax rate	(35.0)%
Effect of valuation allowance	35.0%

Effective income tax rate	0.0%

At March 31, 2003 and 2002, the Company had net carryforward losses of approximately $20,007,770 and $19,538,000, respectively.  Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established.  The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.  The net change in the valuation allowance for the years ended March 31, 2003 and 2002, increased by approximately $394,220 and $288,000, respectively.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

16.

Income Taxes (continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 31,
	2002	2001
Deferred Tax Assets
Loss carryforwards	$7,318,160	$6,643,000
Less: valuation allowance	(7,318,160)	(6,643,000)

Net Deferred Tax Assets	$-	$-

Net operating loss carryforwards expire starting in 2007 through 2019.  Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

At March 31, 2003 and 2002, the Company had net carryforward losses of approximately $20,007,770 and $19,538,000, respectively.  Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established.  The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.  The net change in the valuation allowance for the years ended March 31, 2003 and 2002, increased by approximately $394,220 and $288,000, respectively.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 31,
	2002	2001
Deferred Tax Assets
Loss carryforwards	$7,318,160	$6,643,000
Less: valuation allowance	(7,318,160)	(6,643,000)

Net Deferred Tax Assets	$-	$-

Net operating loss carryforwards expire starting in 2007 through 2019.  Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

Diamond Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

17.

Segment Information

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources.  During 2003 and 2002, the Company operated in two principal industries;

a) Video programs and other licensed products

b) General merchandise

	Year Ended March 31,

	2003	2002
Revenues:
Video programs and other licensed products	$3,229,892	$3,802,604
Merchandise	23,218	11,377

	$3,253,110	$3,183,981

COGS:
Video programs and other licensed products	$2,121,890	$2,230,709
Merchandise	27,243	129,434

	$2,149,133	$2,360,143

(Loss) gain before taxes:
Video programs and other licensed products	$(566,075)	$(717,477)
Merchandise	26,309	(130,161)

	$(539,766)	$(847,638)
Depreciation and amortization
Video programs and other licensed products	$216,739	$123,147
Merchandise	-	131

	$216,739	$123,278

Segment assets
Video programs and other licensed products	$1,720,004	$2,304,295
Merchandise	-	-

	$1,720,004	$2,304,295

18.

Subsequent Events

On June 27, 2003, one share of the Company’s Series B Preferred Stock was converted into 7,692,308 shares of the Company’s common stock at the conversion price of $0.0013 per share.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's current officers and directors consist of the following persons:

Name

Age

Position with Company

James K.T. Lu................   56

Chairman of the Board, President, Co-Chief Executive Officer,

   Co-Chairman, Secretary and Director

Jeffrey I. Schillen...........   57

Executive Vice President, Sales and Marketing, Co-Chief Executive Officer,

   Co-Chairman  and Director

Murray T. Scott..............   81

Director

Fred U. Odaka................   66

Chief Financial Officer

JAMES K.T. LU (Class 2 Director). Mr. Lu has been a director since February 1989, Chairman of the Board, Chief Executive Officer and Secretary since March 1, 1990, and President since July 1991. As of April 1, 2002, Mr. Lu became Co-Chairman and Co-CEO.   In a matter which had no relationship to our business or his activities as an officer of the Company or any subsidiaries thereof, Mr. Lu pled guilty in 2002 to one count of conspiracy to launder money and one count of violation of the Travel Act.   Mr. Lu entered into a cooperation agreement with the Office of the United States District Attorney for the Eastern District Court of New York. Mr. Lu has since served his incarceration and is currently on supervised release.  During his period of absence, Mr. Lu was on a leave of absence from the Company.

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

M3URRAY T. SCOTT (Class 2 Director). Mr. Scott became a director in November 1993. Mr. Scott was the President and Chief Executive Officer of Gregg's Furniture, a custom furniture building business in Victoria, Canada, from 1958 to 1995. Mr. Scott remains involved with Gregg's Furniture in a consulting and advisory capacity.

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

Committees of the Board of Directors

The Company has no standing audit, nominating or compensation committee, or any committee performing similar functions.  All such functions are performed by the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission (“SEC”).  Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Except as set forth below, based solely upon a review of Forms 3 and Forms 4 submitted to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the number of (i) late reports, (ii) transactions that were not reported on a timely basis during the fiscal year ended March 31, 2003, and (iii) any known failure to file a required report by officers, directors and beneficial owners of more than 10% of the Company’s common stock is as follows: James K.T. Lu: three late reports and four transaction not reported on a timely basis.  Such late reports have subsequently been filed to report the transactions not timely reported.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets  forth aggregate compensation earned by each Executive Officer for services rendered in all capacities during the year ended March 31, 2003, 2002 and 2001.

Summary Compensation Table

                                                  Annual Compensation              Long Term Compensation

                                               ------------------------  ------------------------------------------

                                                                           Awards                Payouts

                                                                         ------------ -----------------------------

                                                                         Securities                     All Other

                                                                         Underlying   LTIP Payouts    Compensation

Name and Principal Position          Year      Salary ($)    Bonus ($)   Options (#)       ($)             ($)

--------------------------------     ----      ----------- ------------  ------------ -------------- --------------

James K.T. Lu (1) President,         2003        30,000         0           0               0               35,326

Co-Chief Executive Officer and       2002       150,000         0           0               0               28,060

Secretary                            2001       150,000         0           0               0               26,739

Jeffrey I. Schillen (2)              2003       150,000         0           0               0               14,942

Co-CEO, Executive Vice               2002       120,000         0           0               0               15,813

President of Sales and               2001       120,000         0           0               0               17,148

Marketing

(1)   Mr. Lu’s annual salary during the fiscal year ended March 31, 2003 was $30,000, as a result of his leave of absence.  His annual salary was $150,000 during the fiscal year ended March 31,2002 and he elected to defer a substantial portion of his salary for this period. During the fiscal years ended March 31, 2003, 2002 and 2001, Mr. Lu was paid salaries totaling

$30,000, $68,846,and $59,230,respectively.

(2)   Mr. Schillen's annual salary was $150,000 during the fiscal year ended March 31, 2003. His annual salary was $120,000 during the fiscal year ended March 31, 2002.  He elected to defer a substantial portion of his salary the year ended March

31, 2003 and 2002. During the fiscal years ended March 31,2003, 2002 and 2001, Mr. Schillen was paid salaries totaling

$15,000, $50,646 and $45,907, respectively.

OPTION/SAR GRANTS

The following table sets forth certain information with respect to the options granted and canceled during the year ended March 31, 2003, 2002 and 2001, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                                                         Percent of Total

                                                           Options/SARs

                                Number of Securities        Granted to

                               Underlying Options/SARs     Employees in      Exercise or Base

     Name               Year     Granted (Canceled)         Fiscal Year        Price ($/Sh)    Expiration Date

     ----               ----   -----------------------   ---------------     ----------------  ---------------

James K.T. Lu           2003           (2,000,000)               (2.6%)            $0.005           3/31/03

Jeffrey I. Schillen     2003                   --                   --                 --                --

James K.T. Lu           2002           20,000,000                26.3%             $0.006           7/12/04

James K.T. Lu           2002              600,000                  .8%             $0.005           4/22/04

James K.T. Lu           2002            2,000,000                 2.6%             $0.005           3/31/03

James K.T. Lu           2002            3,000,000                 3.9%             $0.005           3/31/05

James K.T. Lu           2002            3,500,000                 4.6%             $0.005           5/24/04

James K.T. Lu           2002           (600,000)               ( .8%)            $0.250           7/24/01

James K.T. Lu           2002           (2,000,000)               (2.6%)            $0.100           7/24/01

James K.T. Lu           2002           (3,000,000)               (3.9%)            $0.100           7/24/01

James K.T. Lu           2002           (1,000,000)               (1.3%)            $0.005           7/24/01

James K.T. Lu           2002           (2,500,000)               (3.3%)            $0.050           7/24/01

James K.T. Lu           2002           14,500,000                19.1%             $0.006          11/15/06

Jeffrey I. Schillen     2002           10,000,000                13.2%             $0.006           7/12/04

Jeffrey I. Schillen     2002              400,000                 0.5%             $0.005           4/22/04

Jeffrey I. Schillen     2002              750,000                 1.0%             $0.005           3/31/05

Jeffrey I. Schillen     2002            1,000,000                 1.3%             $0.005           5/24/04

Jeffrey I. Schillen     2002           (400,000)               ( .5%)            $0.250           7/24/01

Jeffrey I. Schillen     2002           (750,000)               (1.0%)            $0.100           7/24/01

Jeffrey I. Schillen     2002           (500,000)               (0.7%)            $0.100           7/24/01

Jeffrey I. Schillen     2002           (500,000)               (0.7%)            $0.050           7/24/01

James K.T. Lu           2001                   --                   --                 --                --

Jeffrey I. Schillen     2001                   --                   --                 --                --

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END

OPTION/SAR VALUES

The following table sets forth certain information with respect to options exercised during the fiscal year ended March 31, 2003 by the Named Executive Officers and with respect to unexercised options held by such persons at March 31, 2003

                                                 Number of Securities Underlying     Value of Unexercised

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

Employment Agreements

In 1991, we entered into employment agreement with each of Messrs. Lu and Schillen for annual compensation of $150,000 and $90,000, respectively; both provide for annual adjustments in accordance with the consumer price index.   However, effective fiscal years 1996 and 2003, Mr. Schillen's annual compensation was increased to $120,000 and $150,000, respectively. Consequently, contracted salary levels are at $150,000 for Mr. Lu and Mr. Schillen. Both employment agreements were extended in July 2000 for a period of five years terminating on December 31, 2005. See "Summary Compensation Table" above, and the notes thereto.

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

Employee and Director Stock Option Plan

In July 24, 2001, we adopted the 2001 Stock Compensation Plan dated July 13, 2001 in order to attract and retain qualified personnel. The Plan authorized our Board of Directors to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006. On July 13, 2001, our Board of Directors granted an aggregate of 50,000,000 options to purchase shares of our Common Stock to our officers, directors, and employees. As of March 31, 2003, none of these options had been exercised.

Employee and Directors Stock Compensation Plan

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

Consulting Agreement with Director

On August 25, 1997 we executed a consulting agreement with Murray T. Scott, one of our directors, for long term strategic planning including development of marketing strategies and development and acquisition of new products. Mr. Scott's consulting agreement had a term of two years. As compensation under the agreement, Mr. Scott was issued 250,000 shares of common stock, and warrants to purchase an additional 250,000 shares of common stock at an exercise price of $0.10 per share. On July 24, 2001 we lowered the exercise price of the warrants from $0.10 to $0.005 per share. Such warrants expire on August 24, 2005.

Compensation of Directors

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth current information as of December 31, 2003, relating to the beneficial ownership of the outstanding shares of our common stock and preferred stock by (i) each person owning beneficially more than 5% of our common stock, (ii) each Director of the Company, (iii) each Named Executive Officer; and (iv) all Executive Officers and directors of the Company as a group. Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.

                                                                                          Percentage of

                                                                                          Common Stock

                                                                                            Assuming

                                       Common Stock   Percentage of      Preferred        Conversion of

               Name (1)                    Owned       Common Stock   Stock Owned (2)  Preferred Stock (3)

               --------                 -----------   -------------   ---------------  -------------------

James K. T. Lu (4)                      60,288,110         9.73%          209,287             9.79%

Diamond Entertainment Corporation

800 Tucker Lane

Walnut, CA  91789

Jeffrey I. Schillen (5)                 42,678,800         6.89%           36,282             6.90%

Diamond Entertainment Corporation

48 St. Lawrence Way

Marlboro, NJ  07746

Murray T. Scott (6)                      6,300,000         1.02%           75,796             1.04%

Diamond Entertainment Corporation

800 Tucker Lane

Walnut, CA  91789

American Top Real Estate Inc.           140,343,755       22.66%             0               22.64%

313 S.E. 199th Ave.

Camas, WA 98607

GJ Products Corporation                 180,928,097       29.21%             0               23.18%

933 S. Greenwood Ave., Suite E

Montebello, CA 90640

Balmore S.A. (7)

   55,835,350

       9.02%             0               9.01%

Trident Chambers, Road Town

Tortola, BVI

All directors and executive officers

   109,266910        17.64%          321,365            32.91%

as a group(3 persons) (8)

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

(4)  Mr. Lu is President, Co-Chief Executive Officer, Secretary and a director.  Includes 41,600,000 shares of common stock issuable upon exercise of warrants and options and will be exercisable at such time permitted by the Company's convertible series B preferred share reserve clause.

(5)  Mr. Schillen is Co-Chief Executive Officer, Executive Vice President and a  director. Includes 39,823,050 shares of common stock issuable upon exercise  of warrants, options, convertible notes and unpaid interest.

(6)  Mr. Scott is a director. Includes 5,250,000 shares of common stock issuable upon exercise of warrants.

(7)  Based solely upon information contained on Form 13G/A filed by Balmore S.A. on February 10, 2003.  The Company does not know or have reason to believe that the information contained in such Form 13G/A is not complete or accurate.

(8)  Represents 22,593,860 shares of common stock outstanding and 86,673,050 shares of common stock issuable upon exercise of warrants, options or convertible notes and interest.

     There are no agreements or other arrangements or understandings known to us concerning the voting of our common stock or otherwise concerning control of us which are not disclosed herein. There are no pre-emptive rights applicable to our securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 25, 1997 we executed a consulting agreement with Murray T. Scott, one of our directors, for long term strategic planning including development of marketing strategies and development and acquisition of new products. Mr. Scott's consulting agreement had a term of two years. As compensation under the agreement, Mr. Scott was issued 250,000 shares of common stock, and warrants to purchase an additional 250,000 shares of common stock at an exercise price of $0.10 per share. On July 24, 2001 we lowered the exercise price of the warrants from $0.10 to $0.005 per share. Such warrants expire on August 24, 2005.

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

During the quarter ended December 31, 1999, our Board of Directors authorized the conversion of approximately $1,880,725 in related party payables into one year 7% convertible promissory notes of $1,071,225 and $809,500 to GJ Products Corporation and American Top Real estate, Inc. ("ATRE"), respectively. The due dates of both notes were extended to September 30, 2001. The terms of the new convertible notes allowed us to make partial principal and interest payments from time to time and the holders of the convertible notes had the option to request such payments of the indebtedness evidenced by the notes either in lawful money of the United States or in an equivalent value consisting of our common stock, the number of shares to be determined by dividing the payment amount by the average twenty day bid price for our common stock during the twenty trading days prior to the date of such payment. Also, during the quarter ended December 31, 1999, GJ Products Corporation to which $1,071,225 in related parties note was owed by us, sold all of its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party. On July 24, 2001, we authorized and approved the issuance of 140,343,755 shares of the company's common stock to ATRE upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734.41 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001, and we also authorized and approved the issuance of 180,928,097 shares of our common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775.00 of its note and all accrued interest thereon in the amount of $138,257.63 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001.  We own 39.5% of ATRE.   Mr. Lu was President and a Director of ATRE until January 8, 2004, when he resigned his position as President of ATRE.

In March and June 1999, we issued callable convertible notes for $50,000 and $100,000 to James Lu and Jeffrey I. Schillen, respectively. The notes bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note was extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of our common stock at the option of the lenders at a conversion rate of $0.05 per share. The notes contain certain demand and piggyback registration rights. On July 24, 2001, we authorized and approved an amendment of the foregoing callable convertible whereby we reduced the conversion rate from. $0.05 to $0.005 and allowed the note holders to also convert any accrued interest against such notes. Also on July 24, 2001, we approved the issuance of 12,343,150 shares of our common stock to Mr. Lu upon conversion of his $50,000.00 note and accrued interest thereon in the amount of $11,715.75 as of July 23, 2001. As of March 31, 2003, the note for $100,000 was not converted.

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

On July 24, 2001, the Board of Directors of the Company approved the Company's 2001 Stock Compensation Plan dated July 13, 2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006. On July 13, 2001, 50,000,000 options to purchase the Company's common stock were granted to the selected key employees, officers and a director of the Company expiring on July 12, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options to purchase were granted to Murray Scott, a Director of the Company. The remaining balance of 15,000,000 options was granted to eight other key employees of the Company. As of March 31, 2003, none of the options granted under this plan were exercised.

On July 24, 2001, the Board of Directors of the Company authorized and approved, that it was in the best interest of the Company that the exercise rate ranging from $0.05 to $0.25 of outstanding options granted to the Company's key employees, officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 11,675,000 shares be amended and lowered to $0.005. Such outstanding options to purchase the Company's common stock included options granted to James Lu, Jeffrey Schillen, Murray Scott and three key employees of the Company of 9,100,000, 2,150,000, 250,000, and 175,000 shares, respectively. The Board of Directors further authorized and approved the extension of such options granted to James Lu and Jeffrey Schillen in the amount 600,000 and 400,000 shares, respectively, to April 22, 2004. On March 31, 2003, 2,000,000 of such options granted to James Lu expired and the remaining balance of such options were outstanding as of March 31, 2002.

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

During the years ended March 31,2003, 2002 and 2001, the Company advanced $135,030, $222,520 and $101,366, respectively to an officer of the Company. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance and totals $29,978 as of March 31, 2003. The loan is due on demand.

As of March 31, 2003 and 2002, the Company had a miscellaneous receivable due from Golden Gulf totaling $-0- and $5,367, respectively.  Mr. Lu is an officer and a Director of Golden Gulf.

As of March 31, 2003 and 2002, the Company had a miscellaneous receivable due from GJ Products, principal shareholder of the Company, totaling $43,800 and $23,750, respectively.

During the years ended March 31, 2003, 2002 and 2001, the Company had note payable of $263,718, $549,558 and $576,300, respectively from ATRE bearing interest at the rate of 14% per annum, and due on demand.  Mr. Lu was the President and a Director of ATRE and on January 8, 2004, Mr. Lu resigned from his position as the President. of ATRE.

During the years ended March 31, 2003, 2002 and 2001, the Company had a $-0-, $17,300 and $71,300 note payable, respectively due to an officer, bearing interest at the rate of 10% per annum, and due on demand.

As of March 31, 2002 and 2001, the Company had a $-0- and $21,133 note payable, due to Golden Gulf Capital Group, Ltd. bearing no interest, and due on demand.

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

Registration Rights Agreement, dated May 11, 2000 between the Company and Gerald Holland concerning the issuance and sale of shares our Series A Convertible Preferred Stock.

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

10.25  (4)

Consulting Agreement dated June 1, 2000 between the Company and Peter Benz.

10.26  (4)

Consulting Agreement dated June 1, 2000 between the Company and S. Michael Rudolph.

10.27  (4)

Consulting Agreement dated June 1, 2000 between the Company and Owen Naccarato.

10.28  (4)

2000 Stock Option Plan dated June 9, 2000.

10.29  (5)

Stonestreet Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.30  (5)

Stonestreet LP Warrant Agreement, November 2001

10.31  (5)

Stonestreet Corp Warrant Agreement, November 2001

10.32  (5)

Stonestreet Registration rights Agreement November 2001

10.33  (5)

Filter International Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.34  (5)

Filter International Warrant Agreement, November 2001

10.35  (5)

Filter International Registration rights Agreement November 2001

10.36  (5)

Kaufman Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.37  (5)

Kaufman Warrant Agreement, November 2001

10.38  (5)

Kaufman Registration rights Agreement November 2001

10.39  (5)

Alpha Capital Convertible Series B Preferred Stock Purchase Agreement, January 2002

10.40  (5)

Alpha Capital Warrant Agreement, January 2002

10.41  (5)

Alpha Capital and Bakmore S.A Registration rights Agreement January 2002

10.42  (5)

Balmore S.A. Convertible Series B Preferred Stock Purchase Agreement, January 2002

10.43  (5)

Balmore S.A Warrant Agreement, January 2002

10.44  (3)

2000 Stock Option Plan dated June 9, 2000 (originally filed as Exhibit 10.16)

10.45  (6)

Lease dated January 6, 2000.

21.1    (6)

Subsidiaries of the Registrant.

31.1    (7)

Certification of President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted

   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    (7)

Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section

   302 of the Sarbanes-Oxley Act of 2002.

32.1    (7)

Certification of President and Co-Chief Executive Officer Pursuant to Rule 13-14 or Rule 15-14 of The

   Securities and Exchange Act of 1934 as adopted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2    (7)

Certification of Chief Financial Officer Pursuant to Rule 13-14 or Rule 15-14 of The Securities and

   Exchange Act of 1934 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

      2000, filed August 21, 2000, File Number 0-17953.

(4)  Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB/A for the year ended March 31,

      2000, filed October 26, 2000 (File No. 0-17953)

(5)  Incorporated by reference to Registrant's exhibits to the Registration Statement on Form SB-2, filed April 18, 2002 (File

      No. 333-86570).

(6)  Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31,

       2002, filed July 16, 2002, File Number 0-17953.

(7)  Filed herewith.

(b) Reports on Form 8-K

On June 23, 2003 the Company reported on Form 8-K that it announced a significant increase in sales orders for its DVD titles for June 2003 in its press release dated June 20, 2003.

On August 26,2003, the Company reported on Form 8-K/A the Company’s principal independent accountants, Stonefield Josephsen, Inc., resigned as the Company’s principal independent accountant.

On September 8, 2003, the Company reported on Form 8-K the engagement of Pohl, McNabola, Berg & Company, LLP to serve as the Company’s independent public accountants and to be the principal accountants to conduct the audit of the Company’s financial statements for the fiscal year ending March 31, 2003, and to re-audit the financial statements of the Company for the year ended March 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

The President/Co-CEO and the Chief Financial Officer of the Company have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is know by others within the Company.

Our President/Co-CEO and our Chief Financial Officer conduct updates and review and evaluate the effectiveness the Company’s disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND ENTERTAINMENT CORPORATION

Dated:  March 15, 2004

By:   /s/ James K.T. Lu

James K.T. Lu

President and Co-Chief Executive Officer

Dated:  March 15, 2004

By:    /s/ Fred U. Odaka

Fred U. Odaka

Chief Financial Officer, Principal Financial Officer and Principal

Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                          Title

Date

/s/ James K.T. Lu          President, Co-Chief Executive

March 15, 2004

-----------------                  Officer, Secretary and

James K.T. Lu               Director

/s/ Jeffrey I. Schillen     Co-Chief Executive Officer,

March 15, 2004

-----------------------           Executive Vice President and

Jeffrey I. Schillen          Director

/s/ Murray T. Scott        Director

March 15, 2004

-----------------------

Murray T. Scott