Form 10QSB
period 2003-06-30
DIAMOND ENTERTAINMENT CORP
filed 2004-03-26
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended June 30, 2003

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

As of June 30, 2003, there were 489,057,359 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                        YES   [   ]     NO   [X]

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1:  Condensed Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2003 [Unaudited]
   and March 31, 2003....................................................   3-4

   Condensed Consolidated Statements of Operations for the three months
   ended June 30, 2003 and 2002 [Unaudited]..............................    5

   Condensed Consolidated Statements of Cash Flows for three months ended
   June 30, 2003 and 2002 [Unaudited]....................................   6-7

   Notes to Condensed Consolidated Financial Statements [Unaudited]......  8-20


Item 2:  Management's Discussion and Analysis or
         Plan of Operations.............................................. 21-24

Item 3:  Controls and Procedures.........................................   24

Part II.  Other Information

Item 1:  Legal Proceedings..... .........................................   25

Item 2:  Changes in Securities...........................................   25

Item 3:  Defaults Upon Senior Securities.................................   25

Item 4:  Submission of Matters to a Vote of Security Holders.............   25

Item 5:  Other Information...............................................   25

Item 6:  Exhibits and Reports on Form 8-K................................   25

Signatures...............................................................   26

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS



               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30,        March 31,
                                                                       2003             2003
                                                                    ------------    -----------
                                                                    (Unaudited)
         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $      3,345    $     6,900
   Accounts receivable, net of allowance for
     doubtful accounts of $96,558 and $87,570                            352,042        196,426
   Inventory                                                             705,123        759,372
   Due from related parties                                              218,438        208,808
   Prepaid expenses and other current assets                               1,475          2,872
                                                                    ------------    -----------

     Total current assets                                              1,280,423      1,174,468

PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $699,268 and $676,613                     195,249        217,904

FILM MASTERS AND ARTWORK, less accumulated
    amortization of $4,155,706 and $4,084,783                            287,265        300,818

INVESTMENT IN EQUITY SUBSIDIARY                                                -              -

OTHER ASSETS                                                              26,814         26,814
                                                                    ------------    -----------

       TOTAL ASSETS                                                 $  1,789,751   $  1,720,004
                                                                    ============    ===========







The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                     June 30,        March 31,
                                                                       2003             2003
                                                                    ------------    -----------
                                                                    (Unaudited)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                                   $    296,526    $   270,153
   Accounts payable and accrued expenses                               1,878,678      1,788,294
   Due to factor                                                         157,695        113,450
   Financing agreement payable                                                 -              -
   Notes payable - current portion                                        40,950         37,800
   Due to related parties - notes payable                                531,918        363,718
   Customer Deposits                                                      56,183         45,813
                                                                    ------------    -----------
     Total current liabilities                                         2,961,960      2,619,228

   Notes payable, less current portion                                    18,900         28,350
                                                                    ------------    -----------

       TOTAL LIABILITIES                                               2,980,850      2,647,578
                                                                    ------------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                                         -              -

STOCKHOLDERS' DEFICIENCY
   Convertible  preferred  stock, no par value;  5,000,000 and
     5,000,000  shares authorized; 483,251 issued (of which
     172,923 are held in treasury)                                       376,593        376,593
   Treasury stock                                                     (   48,803)   (    48,803)
   Series A convertible preferred stock, $10,000 per share
     stated value; 50 shares authorized; 40 issued and outstanding       471,400        471,400
   Series B convertible preferred stock, $10,000 per share
     stated value; 87 shares authorized; 83 issued and outstanding     1,101,837      1,111,837
   Common stock, no par value; 600,000,000 shares authorized;
     489,057,359 and 481,365,051 issued and outstanding               17,249,122     17,239,122
   Accumulated deficit                                               (20,341,248)   (20,077,722)
                                                                    ------------    -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                                  ( 1,191,099)   (   927,573)
                                                                    ------------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                                                 $  1,789,751    $ 1,720,004
                                                                    ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the Three Months Ended
                                                                       June 30,
                                                         --------------------------------
                                                              2003              2002
                                                         -------------    ---------------
SALES - net                                              $     584,354    $       849,530

COST OF GOODS SOLD                                             449,523            576,998
                                                         -------------    ---------------

GROSS PROFIT                                                   134,831            272,532

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   330,146            347,708
                                                         --------------    --------------

LOSS FROM OPERATIONS                                          (195,315)          ( 75,176)
                                                         --------------    --------------

OTHER INCOME (EXPENSE)
   Interest expense                                           ( 50,661)          ( 41,989)
   Other income (expense)                                     ( 17,550)                87
                                                         --------------   ---------------
     Total other income (expense)                            (  68,211)          ( 41,902)
                                                         --------------   ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                       ( 263,526)        (  117,078)

PROVISION FOR INCOME TAXES                                           -                  -
                                                         -------------    ---------------

NET LOSS                                                 $   ( 263,526)   $    (  117,078)
                                                         ==============   ===============
NET LOSS PER SHARE
   Basic                                                 $    (   0.00)   $      (   0.00)
                                                         =============    ===============
   Diluted                                               $    (   0.00)   $      (   0.00)
                                                         =============    ===============
WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING
   Basic                                                   474,994,910        464,392,000
                                                         =============    ===============
   Diluted                                                 474,994,910        464,392,000
                                                         =============    ===============


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the Three Months Ended
                                                                                June 30,
                                                                      ---------------------------
                                                                          2003            2002
                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $(  263,526)    $(  117,078)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                       93,578          32,909
       Provision for doubtful accounts                                      8,988      (    4,369)
       Inventory reserve                                               (   92,650)     (  120,456)

   Changes in certain assets and liabilities (Increase) decrease in:
        Due from related party                                         (    9,630)         76,914
        Accounts receivable                                            (  164,604)     (  149,962)
        Inventory                                                         146,899         278,353
        Prepaid expenses and other current assets                           1,487          14,915
        Other assets                                                            -              971
       Increase (decrease)
        Due to factor                                                      44,245         131,649
        Accounts payable and accrued expenses                              90,384         194,467
        Customer deposits                                                  10,371      (  107,901)
                                                                      -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (134,458)        230,412
                                                                      ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                           -     (    4,341)
   Purchase of film masters and artwork                                (   57,370)     (   36,503)
                                                                      ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (   57,370)     (   40,844)
                                                                      ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                                   26,373               -
   Net repayments of financing agreement                                        -      (   52,000)
   Proceeds (payments) of notes payable                                (    6,300)     (    9,450)
   Proceeds (payments) of notes payable (related party)                   168,200      (  179,840)
   Proceeds from convertible debentures                                         -               -
   Payments on capital leases                                                   -               -
   Proceeds from the exercise of options                                                   37,500
                                                                      -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 188,273      (  203,790)
                                                                      -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)

                                                                      For the Three Months Ended
                                                                               June 30,
                                                                      ---------------------------
                                                                          2003            2002
                                                                      -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      ( 3,555)      (  14,222)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             6,900          15,642
                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $     3,345     $     1,420
                                                                      ===========     ===========


SUPPLEMENTAL INFORMATION
  CASH PAID FOR:
     Interest expense                                                 $    16,525     $         -
                                                                      ===========     ===========
     Income taxes                                                     $       602     $         -
                                                                      ===========     ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of series B preferred stock into common stock              $   (10,000)    $   (30,000)
Conversion of series B preferred stock into common stock              $    10,000     $    30,000


For the three months ended June 30, 2003:

On June 27, 2003, one share of the Company's Series B Preferred Stock was converted into 7,692,308 shares of the Company's common stock at the conversion price of $0.0013.








The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

          Interim Financial Statements
          ---------------------------
          The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending March 31, 2004. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2003.

          Nature of Business
          ------------------
          The Company is in the business of distributing and selling videocassette/DVD programs, general merchandise, and patented toys, through normal distribution channels throughout the United States and through a web site. As of March 31, 2003 and 2002, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources. These product lines have been reflected as two reportable segments as follows:

          1. VIDEO/DVD PROGRAMS AND OTHER LICENSED PRODUCTS

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

          Reclassification
          ----------------
          As of June 30, 2003, certain prior year amounts have been reclassified to conform with current presentation.

          Revenue Recognition
          -------------------
          The Company records sales when products are shipped to customers and are shown net of estimated returns and allowances. Customer deposits and credits are deferred until such time products are shipped to customers. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors that have rights of return and price protection is recognized upon shipment by the distributor. The Company also derives sales through consignment arrangements under which it delivers product to the consignment customers' distribution centers and the Company only books sales from consignment sales after such customers delivers the actual funds from consignment sales. Consignment with customers are included in inventory.


          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


          Concentrations of Credit Risk
          -----------------------------
          Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of June 30, 2003 and March 31, 2003, with financial institutions subject to a credit risk beyond the insured amount.


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


          Film Masters and Artwork
          --------------------------
          The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period. Film masters consist of original "masters", which are purchased for the purpose of reproducing videocassettes that are sold to customers. The Company estimates that the approximate useful life of the film masters and artwork is 3 years.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Impairment of Long-Lived Assets
          ------------------------------
          In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Stock-Based Compensation, Continued
          -----------------------------------
          In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging
          Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
          (including  Certain  Costs  Incurred  in a  Restructuring)."  SFAS 146

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements, Continued
          ------------------------------------------
          requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on the Company's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

          In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based
          Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 1 - "The Company and Summary of Significant Accounting Policies" and Note 10 - "Stockholders' Equity."

          In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not yet determined the effect of adopting FIN 45 on its results of operations or financial position.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements, Continued
          ------------------------------------------
          In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Management is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

          In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

          In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis;
          (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus are not expected to have a significant effect on the Company's results of operations or financial position.

          In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements, Continued
          ------------------------------------------
          and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material impact on the Company's financial position, cash flows or results of operations.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on the Company's financial position, cash flows or results of operations.


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

             o Expand the Company's association with firms in China to source and handle QA functions for its general merchandise line of products and market a wide selection of high quality, low price general merchandise and sundry items from China.

             o Re-establish sales to club type stores with the Company's new general merchandise line of products.

             o Utilize the Company's relationship with mass merchandisers to introduce and market its general merchandise line of products.

             o Continue to seek out additional financing sources to support the expected growth in the Company's general merchandise line of products.

             o Avoid direct competition with larger competitors who sell in the same product categories as the Company, by offering higher quality budgeted price products.

             o Continue to acquire new videocassette and DVD titles for distribution.

             o    Expand the Company's internet e-Commerce.

          The Company believes it has adequate cash resources to sustain its operations through the fourth quarter of fiscal 2004, when it expects to generate a positive cash flow. The Company is continuing to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes. The principal objective of the Company is to complete the implementation of the above strategies during remaining months of fiscal 2004. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.


NOTE 3 -  ACCOUNTS RECEIVABLE

          Accounts receivable as of June 30, 2003 and March 31, 2003, net of allowance for doubtful accounts were $352,042 and $196,426, respectively. Substantially all of the accounts receivable as of June 30, 2003 and March 2003 have been factored and pledged as collateral under a factoring agreement.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 3 -  ACCOUNTS RECEIVABLE (Continued)

          The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

          As of June 30, 2003 and March 31, 2003, the Company had an allowance for doubtful accounts of $96,558 and $87,570, respectively.


NOTE 4 -  INVENTORY

          Inventory consisted of the following as of:

                                                 June 30,
                                                  2003
                                              -------------
                  Raw materials               $     471,615
                  Finished goods                    551,739
                                              -------------
                                                  1,023,354
                  Less: valuation allowance       ( 318,231)
                                              -------------
                  Inventory, net              $     705,123
                                              ==============

          Allowance
          ---------
          An allowance has been established for inventory totaling $318,231. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

          (a) restricted to specified distribution territories as a result of legal settlements; and

          (b)  inventory, which has passed its peak selling season.

NOTE 5 -  RELATED PARTY TRANSACTIONS

          The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

          Due from related parties:
                                                               June 30,
                                                                 2003
                                                              ------------
              a) Loan due from - Officer                      $    174,138
              b) GJ Products                                        44,300
                                                              ------------
                                                              $    218,438
                                                              ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 5 -  RELATED PARTY TRANSACTIONS (Continued)

          Due to related parties - notes payable:
                                                                June 30,
                                                                  2003
                                                              ------------
              a) Note payable - ATRE                          $    431,918
              b) Convertible note payable - Jeffrey Schillen       100,000
                                                              ------------
                                                              $    531,918
                                                              ============

NOTE 6 - COMMITMENTS AND CONTIGENCIES

          Royalty Commitments
          -------------------
          The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended June 30, 2003 and 2002, royalty expense was $3,743 and $11,870, respectively, pursuant to these agreements.

          Video Agreements
          ----------------
          The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.


NOTE 7 -  STOCKHOLDERS' DEFICIENCY

          Common Stock
          ------------
          As of June 30, 2003, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of June 30, 2003 and March 31, 2003, 489,057,359 and 481,365,051 shares were issued and outstanding.

          For the three months ended June 30, 2003, the Company had the following significant issuance of its common stock:

               On June 27, 2003, one share of the Company's Series B Preferred Stock was converted into 7,692,308 shares of the Company's common stock at the conversion price of $0.0013.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 8 - SEGMENT INFORMATION

          The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During three months period ended June 30, 2003 and 2002 the Company operated in two principal industries;

          a)   Video programs and other licensed products
          b)   General merchandise

                                                       Three Months Ended
                                                            June 30,
                                                -------------------------------
                                                      2003            2002
                                                --------------   --------------
    Revenues:
    Video programs and other licensed products  $      561,681    $     844,580
    Merchandise                                         22,673            4,950
                                                --------------   --------------
                                                $      584,354    $     849,530
                                                ==============   ==============
  Cost Of Goods Sold:
    Video programs and other licensed products  $      431,934    $     544,885
    Merchandise                                         17,589           32,113
                                                --------------   --------------
                                                       449,523          576,998
                                                ==============   ==============

  Profit(Loss) before taxes:
    Video programs and other licensed products  $     (265,333)  $     ( 84,339)
    Merchandise                                          1,807         ( 32,739)
                                                ---------------  --------------
                                                $     (263,526)  $   (  117,078)
                                                ===============  ==============

  Depreciation and amortization:
     Video programs and other licensed products  $       94,684   $      32,909
     Merchandise                                              -               -
                                                 --------------   --------------
                                                 $       94,684   $      32,909
                                                 ==============   ==============
   Segment assets:
     Video programs and other licensed products  $    3,222,335   $   2,258,957
     Merchandise                                     (1,502,331)       ( 57,315)
                                                 ---------------  --------------
                                                 $    1,720,004   $   2,201,642
                                                 ==============   ==============
   Expenditure for segment assets:
     Video programs and other licensed products  $       57,370   $      36,503
     Merchandise                                              -               -
                                                 --------------   --------------
                                                 $       57,370   $      36,503
                                                 ==============   ==============

Item 2:  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2003 included in its Annual Report on Form 10KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.


THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002:

Results of Operations
---------------------

The Company's net loss for the three months ended June 30, 2003 was approximately $264,000 as compared to a net loss of approximately $117,000 for the same period last year. The primary reason for the net loss at June 30, 2003, was the Company's operating loss of approximately $195,000 and other income and expense of approximately $68,000.

The Company's operating loss for the three months ended June 30, 2003 was approximately $195,000 as compared to an operating loss of approximately $75,000 for the same period last year. The increase in the Company's operating loss of approximately $120,000 arose primarily from decreased operating expenses of approximately $18,000 and a decrease in gross profit of approximately $138,000.

The Company's sales for the three months ended June 30, 2003 and 2002, were approximately $584,000 and $850,000 respectively. The Company's sales decreased by approximately $266,000 from the same period a year earlier with decreased videocassette and general merchandise sales of approximately $236,000 and $32,000, respectively, offset by increased DVD product sales of approximately $2,000. The lower videocassette and general merchandise product sales when compared to the same period a year earlier was primarily attributable decrease in demand. We expect the sales to increase in fiscal year ending March 31, 2004, primarily resulting from new DVD product sales. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the three months ended June 30, 2003 and 2002 were approximately $450,000 and $577,000 or 77% and 68% of sales, respectively. The decrease in cost of goods of approximately $127,000 was primarily the result of lower sales volume realized from our videocassette and general merchandise products. The increase in the cost of sales as a percentage to sales of approximately 9% when compared to the same period a year earlier, was primarily the result of our DVD product and general merchandise product inventory at reduced prices.

Gross profit for the three months ended June 30, 2003 and 2002 was approximately $135,000 and $273,000, or 23% and 32% of sales, respectively. The lower gross margin of approximately $138,000 was primarily the result of decreased sales volume. The reduction of the gross profit percentage when compared to sales of 9%, was primarily the of result lower margins realized from our DVD and general merchandise products.

Selling, General and Administrative expenses for the three months ended June 30, 2003 and 2002 were approximately $330,000 and $348,000, respectively. The decrease of approximately $18,000 was the result of decreases in selling expense of approximately of approximately $26,000 offset by increases in general administrative expenses of approximately $8,000.

General Administrative expenses for the three months ended June 30, 2003 and 2002 were approximately $229,000 and $221,000, respectively. The increase in general administrative expenses of approximately $8,000 was primarily the result of higher salaries and accounting expenses and rent, offset by lower consulting expense, legal fees and non-cash consulting expenses.

Selling expenses for the three months ended June 30, 2003 and 2002 were approximately $101,000 and $127,000, respectively. The decrease in selling expenses of approximately $26,000 was attributable mainly to lower expense levels in commission and royalties expenses.

Interest expense for the three months ended June 30, 2003 and 2002 was approximately $51,000 and $42,000 respectively. The increase in interest expense of approximately $9,000 was primarily the result of higher levels of borrowings. As of June 30, 2003, the outstanding debt of the Company was approximately $750,000 of which, approximately $731,000 is classified as current.

The Company's auditors issued a going concern report for the year ended March 31, 2003. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2003 the Company had assets of approximately $1,790,0000 compared to $1,720,0000 on March 31, 2003. The Company had a total stockholder's deficiency of $1,191,000 on June 30, 2003, compared to a deficiency of $928,000 on March 31, 2003, an increase of $269,000. The increase in stockholder's deficiency was the result of recording the net loss of approximately $264,000 for the three months ended June 30, 2003.

As of June 30, 2003 the Company's working capital deficit increased by approximately $237,000 from a working capital deficit of approximately
$1,445,000  at March 31, 2003,  to a working  capital  deficit of  approximately
$1,682,000 at June 30, 2003. The increase was attributable primarily to increases in accounts payable and accrued expenses, and amount due to factor totaling approximately $303,000 offset by an increase in accounts receivable of approximately $165,000. The remaining increase to the working capital deficit of approximately $99,000 occurred in miscellaneous areas, including change in assets.

As of the filing of this Form 10-QSB, we had not yet obtained the effectiveness of a registration statement covering the resale of common stock upon conversion of the Series "B" Convertible Preferred Shares as required under the Certificate of Designations, the Securities Purchase Agreement pursuant to which such securities were sold, and related registration rights agreements ("Agreements") and are in default under certain provisions of the Agreements entitling holders of our Series B Preferred Shares, under certain circumstances, to be paid liquidated damages equal to 1% per month of the liquidated value of such shares (currently $8,250 per month); such liquidated damages have not been paid, and as of December 1, 2003, aggregated approximately $159,000. This is in addition to a daily late payment which by the terms of the Agreements becomes payable if the Company fails to convert Series B Preferred Shares into Common Stock within seven business days after receipt of a conversion notice and the certificate(s) for the Series B Preferred Shares to be converted.) Also at the option of at least two-thirds of the holders of our outstanding Series B Preferred Shares, such holders may have the right to require us to redeem such shares which as of December 1, 2003, would require us to pay an aggregate of approximately $1,267,000 upon such redemption, or the holders who deliver a conversion notice may be entitled to the redemption of their shares at a redemption price equal to 120% of the liquidation value of such shares. As of the date of the filing of this Form 10- QSB, we do not have sufficient cash to redeem all of such shares or pay the penalties that have accrued. Also, we have insufficient authorized shares of common stock available for issuance upon conversion of the Series B Preferred Shares. Also, certain holders of such shares of preferred stock may be able to sell the shares of common stock issuable upon conversion pursuant to Rule 144 without registration under the Securities Act. The sale of the shares upon conversion of the Series B Preferred Shares and outstanding warrants may adversely affect the market price of our common stock. The issuance of shares upon conversion of the Series "B" Convertible Preferred Shares and exercise of outstanding warrants will also cause immediate and substantial dilution to our existing stockholders and may make it difficult for us to obtain additional capital.

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

Operations
----------
Cash flows used in operating activities was approximately $134,000 during the three months period ended June 30, 2003 compared to cash flows provided by operating activities of approximately $230,000 during the three months period ended June 30, 2002. Cash used in operating activities was primarily attributable to increases in the Company's net loss for the three months period ended June 30, 2003 and increased in accounts receivable.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing
----------
For the three  months ended June 30, 2003 and 2002,  investments  in masters and
artwork  were  approximately  $57,000  and  $37,000,  respectively.   Management
continues to seek to acquire new titles to enhance its product lines.

Financing
-----------
Cash flows provided by for financing activities was approximately $188,000 during the three months period ended June 30, 2003 compared to cash flows used in financing activities of approximately $204,000 during the three months period ended June 30, 2002.


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


Item 3:  Controls and Procedures

The President/Co-CEO and the Chief Financial Officer of the Company have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our President/Co-CEO and our Chief Financial Officer conduct updates and review and evaluate the effectiveness the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits

   31.1   Certification  of the Chief  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2   Certification  of the Chief  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1   Certification  of the Chief  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2   Certification  of the Chief  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

                                    DIAMOND ENTERTAINMENT CORPORATION



Dated: March 26, 2004              By:  /s/ James K.T. Lu
                                        ------------------------------------
                                        James K.T. Lu
                                        President and Co-Chief
                                        Executive Officer



Dated: March 26, 2004              By:   /s/ Fred U. Odaka
                                         ----------------------------------
                                         Fred U. Odaka
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)