Form 10QSB
period 2003-09-30
DIAMOND ENTERTAINMENT CORP
filed 2004-03-26
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                For the quarterly period ended September 30, 2003

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

As of September 30, 2003, there were 489,057,359 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                        YES   [   ]     NO   [X]

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1:  Condensed Financial Statements

   Condensed Consolidated Balance Sheet as of September 30, 2003
   [Unaudited] and March 31, 2003........................................   3-4

   Condensed Consolidated Statements of Operations for the three months
   and six months ended September 30, 2003 and 2002 [Unaudited]..........    5

   Condensed Consolidated Statements of Cash Flows for six months ended
   September 30, 2003 and 2002 [Unaudited]...............................   6-7

   Notes to Condensed Consolidated Financial Statements [Unaudited]......  8-20


Item 2:  Management's Discussion and Analysis or
         Plan of Operations.............................................. 21-25

Item 3:  Controls and Procedures.........................................   25

Part II.  Other Information..............................................   25

Item 1:  Legal Proceedings...............................................   25

Item 2:  Changes in Securities...........................................   26

Item 3:  Defaults Upon Senior Securities.................................   27

Item 4:  Submission of Matters to a Vote of Security Holders.............   27

Item 5:  Other Information...............................................   27

Item 6:  Exhibits and Reports on Form 8-K................................   27

Signatures...............................................................   28

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    September 30,    March 31,
                                                                        2003            2003
                                                                    ------------    -----------
                                                                     (Unaudited)
         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $    127,647    $     6,900
   Accounts receivable, net of allowance for
     doubtful accounts of $105,578 and $87,570                           673,659        196,426
   Inventory                                                           1,083,791        759,372
   Due from related parties                                              221,954        208,808
   Prepaid expenses and other current assets                              32,762          2,872
                                                                    ------------    -----------

     Total current assets                                              2,139,813      1,174,468

PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $721,940 and $676,613                     178,124        217,904

FILM MASTERS AND ARTWORK, less
   accumulated amortization of $4,225,922 and $4,084,783                 302,475        300,818

INVESTMENT IN EQUITY SUBSIDIARY                                                -              -

OTHER ASSETS                                                              26,814         26,814
                                                                    ------------    -----------

       TOTAL ASSETS                                                 $  2,647,226   $  1,720,004
                                                                    ============    ===========







The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                    September 30,     March 31,
                                                                        2003            2003
                                                                    ------------    -----------
                                                                    (Unaudited)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                                   $    149,416    $   270,153
   Accounts payable and accrued expenses                               2,604,442      1,788,294
   Due to factor                                                         482,105        113,450
   Financing agreement payable                                                 -              -
   Notes payable - current portion                                        37,800         37,800
   Due to related parties - notes payable                                571,818        363,718
   Customer Deposits                                                      51,183         45,813
                                                                    ------------    -----------
     Total current liabilities                                         3,896,764      2,619,228

   Notes payable, less current portion                                     9,450         28,350
                                                                    ------------    -----------

       TOTAL LIABILITIES                                               3,906,214      2,647,578
                                                                    ------------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                                         -              -

STOCKHOLDERS' DEFICIENCY
   Convertible  preferred  stock, no par value;  5,000,000 and
     5,000,000  shares authorized; 483,251 issued (of which
     172,923 are held in treasury)                                       376,593        376,593
   Treasury stock                                                     (   48,803)   (    48,803)
   Series A convertible preferred stock, $10,000 per share
     stated value; 50 shares authorized; 40 issued and outstanding       471,400        471,400
   Series B convertible preferred stock, $10,000 per share
     stated value; 87 shares authorized; 83 issued and outstanding     1,101,837      1,111,837
   Common stock, no par value; 600,000,000 shares authorized;
     469,660,096 and 457,634,122 issued and outstanding               17,249,122     17,239,122
   Accumulated deficit                                               (20,409,137)   (20,077,722)
                                                                    ------------    -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                                  ( 1,258,988)   (   927,573)
                                                                    ------------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                                                 $  2,647,226    $ 1,720,004
                                                                    ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended            Six Months Ended
                                                  September 30,                 September 30,
                                            --------------------------     --------------------------
                                                2003          2002             2003          2002
                                            -----------    -----------     -----------    -----------
SALES - net                                 $ 1,234,628    $   847,684     $ 1,818,982     $1,697,214

COST OF GOODS SOLD                              766,912        593,202       1,216,435      1,170,200
                                            -----------    -----------     -----------     ----------

GROSS PROFIT                                    467,716        254,482         602,547        527,014

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                      470,091        351,912         841,419        699,620
                                            -----------    -----------     -----------     ----------

LOSS FROM OPERATIONS                           (  2,375)     (  97,430)       (238,872)      (172,606)
                                            -----------    -----------     -----------     ----------
OTHER INCOME (EXPENSE)
   Interest expense                            ( 65,514)      ( 46,156)       ( 92,543)      ( 88,145)
   Other income (expense)                             -       (     42)              -             45
                                            -----------    -----------     -----------     ----------

     Total other income (expense               ( 65,514)      ( 46,198)       ( 92,543)      ( 88,100)
                                            -----------    -----------     -----------     ----------

LOSS BEFORE PROVISION FOR
 INCOME TAXES                                  ( 67,889)      (143,628)       (331,415)      (260,706)

PROVISION FOR INCOME TAXES                           -               -               -              -
                                            -----------    -----------     -----------     ----------

NET LOSS                                    $  ( 67,889)   $  (143,628)     $ (331,415)     $(260,706)
                                            ===========    ===========     ===========     ==========
NET LOSS PER SHARE -
   basic and diluted                        $  (   0.00)   $  (   0.00)    $  (   0.00)    $ (   0.00)
                                            ===========    ===========     ===========     ==========

WEIGHTED AVERAGE COMMON EQUIVALENT
 SHARES OUTSTANDING -
   basic and diluted                        482,273,653    472,986,186     478,634,281     468,671,557
                                            ===========    ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Six Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                          2003            2002
                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $(331,415)      $(260,706)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       Depreciation and amortization                                    186,466          65,830
       Provision for doubtful accounts                                   18,008          (4,369)
       Inventory reserve                                               ( 94,650)       (280,320)

     Changes in certain assets and liabilities (Increase) decrease in:
        Due from related party                                         ( 13,146)         62,643
        Accounts receivable                                            (495,241)       (196,627)
        Inventory                                                      (229,769)        523,200
        Prepaid expenses and other current assets                      ( 29,800)         32,357
        Other assets                                                          -           4,737
       Increase (decrease) in
        Due to factor                                                   368,655        ( 28,316)
        Accounts payable and accrued expenses                           816,148         571,702
        Customer deposits                                                 5,371       (122,211)
        Other                                                                 -               -
                                                                      ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               200,627         367,920
                                                                      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  (  5,547)       (  4,871)
   Purchase of film masters and artwork                                (142,796)       ( 58,491)
                                                                      ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                  (148,343)       ( 63,362)
                                                                      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                               (120,737)              -
   Net repayments of financing agreement                                      -        (103,777)
   Proceeds (payments) of notes payable                                ( 18,900)       ( 18,900)
   Proceeds (payments) of notes payable (related party)                 208,100        (201,040)
   Proceeds from the exercise of options                                      -          62,500
                                                                      ----------      ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      68,463        (261,217)
                                                                      ----------      ----------


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)

                                                                      For the Six Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                         2003            2002
                                                                      -----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                120,747         43,341

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            6,900         15,642
                                                                      -----------     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $  127,647      $  58,983
                                                                      ===========     ==========


SUPPLEMENTAL INFORMATION
  CASH PAID FOR:
     Interest expense                                                 $   37,834      $  54,399
                                                                      ===========     ==========
     Income taxes                                                     $    4,602      $       -
                                                                      ===========     ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of series B preferred stock into common stock              $  (10,000)     $ (30,000)
Conversion of series B preferred stock into common stock              $   10,000      $  30,000


For the six months ended September 30, 2003:

On June 27, 2003, one share of the Company's Series B Preferred Stock was converted into 7,692,308 shares of the Company's common stock at the conversion price of $0.0013.








The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

          Reclassification
          ----------------
          As of September 30, 2003, certain prior year amounts have been reclassified to conform with current presentation.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Concentrations of Credit Risk
          -----------------------------
          Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of September 30, 2003 and March 31, 2003, with financial institutions subject to a credit risk beyond the insured amount.

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

          Film Masters and Artwork
          --------------------------
          The cost of film mas ters and related artwork is capitalized and amortized using the straight-line method over a three-year period. Film masters consist of original "masters", which are purchased for the purpose of reproducing videocassettes that are sold to customers. The Company estimates that the approximate useful life of the film masters and artwork is 3 years.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2003

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2003

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2003

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

          In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging
          Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
          (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2003

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements, Continued
          ------------------------------------------
          only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on the Company's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2003

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

          In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements, Continued
          -------------------------------------------
          Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material impact on the Company's financial position, cash flows or results of operations.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2003

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

NOTE 3 -  ACCOUNTS RECEIVABLE

          Accounts receivable as of September 30, 2003 and March 31, 2003, net of allowance for doubtful accounts were $673,659 and $196,426, respectively. Substantially all of the accounts receivable as of September 30, 2003 and March 2003 have been factored and pledged as collateral under a factoring agreement.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2003

NOTE 3 - ACCOUNTS RECEIVABLE (Continued)

          The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

          As of September 30, 2003 and March 31, 2003, the Company had an allowance for doubtful accounts of $105,578 and $87,570, respectively.


NOTE 4 -  INVENTORY

          Inventory consisted of the following as of:

                                              September 30,
                                                  2003
                                              -------------
                  Raw materials               $     649,078
                  Finished goods                    679,284
                                              -------------
                                                  1,328,362
                  Less:  valuation allowance       (244,571)
                                              -------------
                  Inventory, net              $   1,083,791
                                              ==============

          Allowance
          ---------
          An allowance has been established for inventory totaling $244,571 reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

          (a) restricted to specified distribution territories as a result of legal settlements; and

          (b)  inventory, which has passed its peak selling season.

NOTE 5 -  RELATED PARTY TRANSACTIONS

          The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

          Due from related parties:
                                                              September 30,
                                                                  2003
                                                              ------------
              a) Loan due from - Officer                      $    174,138
              b) GJ Products                                        43,800
                                                              ------------
                                                              $    217,938
                                                              ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 5 -  RELATED PARTY TRANSACTIONS (Continued)

          Due to related parties - notes payable:
                                                              September 30,
                                                                   2003
                                                               ------------
              a) Note payable - ATRE                          $    431,918
              b) Convertible note payable - Jeffrey Schillen       100,000
                                                              ------------
                                                              $    431,918
                                                              ===========

NOTE 6 -  COMMITMENTS AND CONTIGENCIES

          Royalty Commitments
          -------------------
          The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended September 30, 2003 and 2002, royalty expense was $5,249 and $27,748, respectively, pursuant to these agreements. For the six months ended September 30, 2003 and 2002, royalty expense was $8,992 and $39,618 respectively, pursuant to these agreements.

          Video Agreements
          ----------------
          The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

NOTE 7 -  STOCKHOLDERS' DEFICIENCY

          Common Stock
          ------------
          As of September 30, 2003, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of September 30, 2003 and March 31, 2003, 489,057,359 and 481,365,051 shares were issued and outstanding.

          For the six months ended September 30, 2003, the Company had the following significant issuance of its common stock:

               On June 27, 2003, one share of the Company's Series B Preferred Stock wasconverted into 7,692,308 shares of the Company's common stock at the conversion price of $0.0013.


NOTE 8 -  SEGMENT INFORMATION

          The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During three months period ended September 30,

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 8 -  SEGMENT INFORMATION (Continued)

          2003 and 2002, and the six months period ended September 30, 2003 and 2002, the company operated in two principal industries:

          a)   Video programs and other licensed products
          b)   General merchandise

                                        Three Months Ended        Six Months Ended
                                           September 30,            September 30,
                                    ------------------------    -------------------------
                                         2003         2002         2003           2002
                                    -----------   -----------   -----------   -----------
  Revenues:
    Video programs and other
      licensed products             $ 1,232,435   $   798,983   $ 1,794,116   $ 1,643,563
    Merchandise                           2,193        48,701        24,866        53,651
                                    -----------   -----------   -----------   -----------
                                    $ 1,234,628   $   847,684   $ 1,818,982   $ 1,697,214
                                    ===========   ===========   ===========   ===========
  Cost Of Goods Sold:
    Video programs and other
      licensed products             $   376,691   $   582,336   $   808,625   $ 1,127,221
    Merchandise                           1,645        10,866        19,234        42,979
                                    -----------   -----------   -----------   -----------
                                    $   378,336   $   593,202   $   827,859   $ 1,170,200
                                     ===========   ===========   ===========   ===========
  Profit (Loss) before taxes:
    Video programs and other
      licensed products             $  ( 29,772)  $  (155,762)   $( 295,105)  $ (240,101)
    Merchandise                        ( 38,117)       12,134     (  36,310)     (20,605)
                                    -----------   -----------   -----------   -----------
                                    $  ( 67,889)  $  (143,628)   $( 331,415)  $ (260,706)
                                    ===========   ===========   ===========   ===========
  Depreciation and amortization:
    Video programs and other
      licensed products             $    92,888        32,922   $   187,572   $   65,830
    Merchandise                               -             -             -            -
                                    -----------   -----------   -----------   -----------
                                    $    92,888   $    32,922   $   187,572   $   65,830
                                    ===========   ===========   ===========   ===========
  Segment assets:
    Video programs and other
      licensed products             $ 4,194,029   $ 3,695,946   $ 4,194,029   $3,695,946
    Merchandise                     ( 1,546,803)   (1,492,399)   (1,546,803)  (1,492,399)
                                    -----------   -----------   -----------   -----------
                                    $   927,222   $ 2,203,547   $ 2,647,226   $2,203,547
                                    ===========   ===========   ===========   ===========
  Expenditure for segment assets:
     Video programs and
       other licensed products      $    90,973   $    22,518   $   148,343   $   63,362
     Merchandise                              -             -             -           -
                                    -----------   -----------   -----------   -----------
                                    $    90,973   $    22,518   $   148,343   $   63,362
                                    ===========   ===========   ===========   ===========

Item 2:  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2003 included in its Annual Report on Form 10KSB and its Form 10QSB for the three months period ended June 30, 2003. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 2002:

Results of Operations
---------------------

The Company's net loss for the six months ended September 30, 2003 was approximately $331,000 as compared to a net loss of approximately $261,000 for the same period last year. The primary reason for the net loss at September 30, 2003, was the Company's operating loss of approximately $238,000 and interest expense of approximately $93,000.

The Company's operating loss for the six months ended September 30, 2003 and 2002 was approximately $238,000 and $173,000, respectively. The decrease in the Company's operating loss of approximately $65,000 when compared to for the same period a year earlier arose primarily from increased operating expenses of approximately $141,000 offset by a increase in gross profit of approximately $76,000.

The Company's sales for the six months ended September 30, 2003 and 2002, were approximately $1,819,000 and $1,697,000 respectively. The Company's sales increased, by approximately $122,000 from the same period a year earlier with increases in DVD product sales of approximately $760,000 offset by decreases in videocassette and general merchandise products of approximately $638,000. The higher DVD product sales when compared to the same period a year earlier was primarily attributable to higher demands for DVD product. The decrease in videocassettes and general merchandise sales was primarily the result of reduced orders placed by our customers. We expect our sales to increase in fiscal year ending March 31, 2004 resulting from increased sales of new DVD products. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the six months ended September 30, 2003 and 2002 were approximately $1,216,000 and $1,170,000 or 67% and 69% of sales, respectively. The increase in cost of goods of approximately $46,000 was primarily the result of higher sales volume realized from our DVD. The decrease in the cost of sales as a percentage to sales of approximately 2% when compared to the same period a year earlier, was primarily the result of higher sales prices realized from our DVD, videocassette and general merchandise products.

Gross profit for the six months ended September 30, 2003 and 2002 was approximately $603,000 and $527,000, or 33% and 31% of sales, respectively. The higher gross margin of approximately $76,000 was primarily the result of increased sales volume. The increase of the gross profit percentage when compared to sales of 2%, was primarily the result of higher unit sales price from our DVD, videocassette and general merchandise products.

Selling, General and Administrative expenses for the six months ended September 30, 2003 and 2002 were approximately $841,000 and $700,000, respectively. The increase of approximately $141,000 was the result of increases in general administrative and selling expenses of approximately $106,000 and $35,000, respectively.

General Administrative expenses for the six months ended September 30, 2003 and 2002 were approximately $547,000 and $440,000, respectively. The increase in general administrative expenses of approximately $107,000 was primarily the result of higher salaries, accounting expenses and profession fees, offset by lower consulting expense and non-cash consulting expenses.

Selling expenses for the six months ended September 30, 2003 and 2002 were approximately $294,000 and $260,000, respectively. The increase in selling expenses of approximately $34,000 was attributable mainly to higher expense levels in salaries offset by lower outgoing freight, commissions and royalty expenses.

Interest expense for the six months ended September 30, 2003 and 2002 was approximately $93,000 and $88,000 respectively. The increase in interest expense of approximately $5,000 was the result of higher levels of borrowings. As of September 30, 2002, the outstanding debt of the Company was approximately $1,101,000 of which, approximately $1,092,000 is classified as current.


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

Results of Operations
---------------------

The Company's net loss for the three months ended September 30, 2003 was approximately $68,000 as compared to a net loss of approximately $144,000 for the same period last year. The primary reason for the net loss at September 30, 2003, was the Company's operating loss of approximately 2,000 and interest expense of approximately $66,000.

The Company's operating loss for the three months ended September 30, 2003 and 2002 was approximately $2,000 and $98,000, respectively. The decrease in the Company's operating loss of approximately $96,000 arose primarily from the same period a year from an increase in gross profit of approximately $214,000 and offset by an increase in operating expense of approximately $118,000.

The Company's sales for the three months ended September 30, 2003 and 2002, were approximately $1,235,000 and $848,000 respectively. The Company's sales increased by approximately $387,000 from the same period a year earlier with increased DVD product sales of approximately $758,000 offset by decreases in sales of videocassette and general merchandise products totaling approximately $371,000. The higher DVD product sales when compared to the same period a year earlier was primarily attributable to a shift from videocassette to DVD products. The lower sales in our general merchandise product line of approximately $47,000 was mainly cause by decreased sales of our train case product line.

Cost of sales for the three months ended September 30, 2003 and 2002 were approximately $767,000 and $593,000 or 62% and 70% of sales, respectively. The increase in cost of goods of approximately $174,000 was mainly the result of higner sales volume realized from our DVD products. The decrease in the cost of sales as a percentage to sales of approximately 8% when compared to the same period a year earlier, was primarily the result of increased product sales mix towards higher margin DVD products.

Gross profit for the three months ended September 30, 2003 and 2002 was approximately $468,000 and $254,000, or 38% and 30% of sales, respectively. The higher gross margin of approximately $214,000 was primarily the result of increased sales volume. The increase in the gross profit percentage when compared to sales of 8%, was primarily the result of increased of DVD product sales having higher gross margins than video cassette products.

Selling, general and administrative expenses for the three months ended September 30, 2003 and 2002 were approximately $470,000 and $352,000, respectively. The increase of approximately $118,000 was the result of increases in general administrative and selling expenses of approximately $58,000 and $60,000, respectively.

General administrative expenses for the three months ended September 30, 2003 and 2002 were approximately $277,000 and $220,000, respectively. The increase in general administrative expenses of approximately $57,000 was primarily the result of higher levels of salaries and professional fees.

Selling expenses for the three months ended September 30, 2003 and 2002 were approximately $193,000 and $132,000, respectively. The increase in selling expenses of approximately $61,000 was attributable mainly to higher expense levels in outgoing freight costs, partially offset by lower commission expenses.

Interest expense for the three months ended September 30, 2003 and 2002 was approximately $66,000 and $46,000 respectively. The increase in interest expense of approximately $20,000 was primarily the result of higher levels of borrowings.

The Company's auditors issued a going concern report for the year ended March 31, 2003. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2003 the Company had assets of approximately $2,647,000 compared to $1,720,000 on March 31, 2003. The Company had a total stockholder's deficiency of approximately $1,259,000 on September 30, 2003, compared to a deficiency of $928,000 on March 31, 2003, an increase of $331,000. The increase in stockholder's deficiency was the result of recording the net loss of approximately $331,000 for the six months ended September 30, 2003.

As of September 30, 2003 the Company's working capital deficit increased by approximately $312,000 from a working capital deficit of approximately $1,445,000 at March 31, 2003, to a working capital deficit of approximately, $1,757,000 at September 30, 2003. The increase in the working capital deficit was attributable primarily to increases in cash, accounts receivable, inventory and other miscellaneous areas, the aggregate, totaling approximately $966,000, offset by increases in accounts payable and accrued expenses, amount due factor and notes payable totaling approximately $1,278,000.

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

Operations
----------
Cash flows provided by operating activities was approximately $201,000 during the six months period ended September 30, 2003 compared to cash flows provided by operating activities of approximately $368,000 during the six months period ended September 30, 2002. Cash provided by operating activities was primarily attributable to increase in due to factor, accounts payable and accrued expenses offset by the net loss, increase accounts receivable and inventory.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing
----------
For the six months ended September 30, 2003 and 2002, investments in masters and artwork were approximately $143,000 and $58,000, respectively. Management continues to seek to acquire new titles to enhance its product lines.

Financing
----------
Cash flows provided by financing activities was approximately $69,000 during the six months period ended September 30, 2003 compared to cash flows provided by financing activities of approximately $261,000 during the six months period ended September 30, 2002.

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

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

          On August 26, 2003,  the Company  reported on Form 8-K/A the Company's
          principal  independent   accountants,   Stonefield  Josephsen,   Inc.,
          resigned as the Company's principal independent accountant.

          On September 8, 2003, the Company reported on Form 8-K the engagement of Pohl, McNabola, Berg & Company, LLP to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending March 31, 2003, and to re-audit the financial statements of the Company for the year ended March 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(A) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    DIAMOND ENTERTAINMENT CORPORATION



Dated: March 26, 2004              By:  /s/ James K.T. Lu
                                        --------------------------------------
                                        James K.T. Lu
                                        President and Co-Chief
                                        Executive Officer



Dated: March 26, 2004              By:   /s/ Fred U. Odaka
                                         -------------------------------------
                                         Fred U. Odaka
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)