Form 10QSB
period 2003-12-31
DIAMOND ENTERTAINMENT CORP
filed 2004-03-26
CIK 847420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended December 31, 2003

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

As of December 31, 2003, there were 489,057,359 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                        YES   [   ]     NO   [X]

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1:  Condensed Financial Statements

   Condensed Consolidated Balance Sheet as of December 31, 2003
   [Unaudited] and March 31, 2003........................................   3-4

   Condensed Consolidated Statements of Operations for the three months
   and nine months ended December 31, 2003 and 2002 [Unaudited]..........     5

   Condensed Consolidated Statements of Cash Flows for nine months ended
   December 31, 2003 and 2002 [Unaudited]...............................    6-7

   Notes to Condensed Unaudited Consolidated Financial Statements......    8-20

Item 2:  Management's Discussion and Analysis or
         Plan of Operations.............................................. 21-26

Item 3:  Controls and Procedures.........................................   26


Part II.  Other Information..............................................   26

Item 1:  Legal Proceedings...............................................   26

Item 2:  Changes in Securities...........................................   26

Item 3:  Defaults Upon Senior Securities.................................   26

Item 4:  Submission of Matters to a Vote of Security Holders.............   27

Item 5:  Other Information...............................................   27

Item 6:  Exhibits and Reports on Form 8-K................................   27

Signatures...............................................................   28

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    December 31,    March 31,
                                                                        2003            2003
                                                                    ------------    -----------
                                                                     (Unaudited)
         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $    149,090    $     6,900
   Accounts receivable, net of allowance for
     doubtful accounts of $114,578 and $87,570                           466,328        196,426
   Inventory                                                             918,650        759,372
   Due from related parties                                              226,469        208,808
   Prepaid expenses and other current assets                              72,106          2,872
                                                                    ------------    -----------

     Total current assets                                              1,832,643      1,174,468

PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $721,940 and $676,613                     159,167        217,904

FILM MASTERS AND ARTWORK, less
   accumulated amortization of $4,287,361 and $4,084,783                 312,298        300,818

INVESTMENT IN EQUITY SUBSIDIARY                                                -              -

OTHER ASSETS                                                              32,564         26,814
                                                                    ------------    -----------

       TOTAL ASSETS                                                 $  2,336,672    $ 1,720,004
                                                                    ============    ===========







The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                    December 31,     March 31,
                                                                        2003            2003
                                                                    ------------    -----------
                                                                    (Unaudited)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                                   $    117,736    $   270,153
   Accounts payable and accrued expenses                               2,508,950      1,788,294
   Due to factor                                                         228,012        113,450
   Financing agreement payable                                                 -              -
   Notes payable - current portion                                        37,800         37,800
   Due to related parties - notes payable                                338,718        363,718
   Customer Deposits                                                      23,183         45,813
                                                                    ------------    -----------
     Total current liabilities                                         3,254,399      2,619,228

   Notes payable, less current portion                                         -         28,350
                                                                    ------------    -----------

       TOTAL LIABILITIES                                               3,254,399      2,647,578
                                                                    ------------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                                         -              -

STOCKHOLDERS' DEFICIENCY
   Convertible  preferred  stock, no par value;  5,000,000 and
     5,000,000  shares authorized; 483,251 issued (of which
     172,923 are held in treasury)                                       376,593        376,593
   Treasury stock                                                     (   48,803)   (    48,803)
   Series A convertible preferred stock, $10,000 per share
     stated value; 50 shares authorized; 40 issued and outstanding       471,400        471,400
   Series B convertible preferred stock, $10,000 per share
     stated value; 87 shares authorized; 83 issued and outstanding     1,101,837      1,111,837
   Common stock, no par value; 600,000,000 shares authorized;
     489,057,359 and 457,634,122 issued and outstanding               17,249,122     17,239,122
   Accumulated deficit                                               (20,067,876)   (20,077,722)
                                                                    ------------    -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                                  (   917,727)   (   927,573)
                                                                    ------------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                                                 $  2,336,672    $ 1,720,004
                                                                    ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended            Nine Months Ended
                                                  December 31,                   December 31,
                                            --------------------------     --------------------------
                                                2003           2002             2003          2002
                                            -----------    -----------     -----------    -----------
SALES - net                                 $ 1,879,774    $ 1,200,233      $3,698,756     $2,897,477

COST OF GOODS SOLD                              993,674        642,571       2,210,109      1,812,772
                                            -----------    -----------     -----------     ----------

GROSS PROFIT                                    886,100        557,662       1,488,647      1,084,675

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                      468,702        429,680       1,310,121      1,129,300
                                            -----------    -----------     -----------     ----------

INCOME (LOSS) FROM OPERATIONS                   417,398        127,982         178,526      ( 44,625)
                                            -----------    -----------     -----------     ----------
OTHER INCOME (EXPENSE)
   Interest expense                            ( 76,137)     (  45,818)       (168,680)      (133,962)
   Other income (expense)                             -         56,957               -         57,002
                                            -----------    -----------     -----------     ----------

     Total other income (expense)              (76,137)         11,139      (  168,680)     (  76,960)
                                            -----------    -----------     -----------     ----------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                   341,261        139,121           9,846      ( 121,585)

PROVISION FOR INCOME TAXES                           -               -               -              -
                                            -----------    -----------     -----------     ----------

NET INCOME (LOSS)                           $   341,261   $    139,121    $      9,846    $ ( 121,585)
                                            ===========    ===========     ===========     ==========
NET INCOME (LOSS) PER SHARE -
   Basic                                    $      0.00    $  (  0.00)     $ (    0.00)    $ (   0.00)
                                            ===========    ===========     ===========     ==========
   Diluted                                  $      0.00    $  (  0.00)     $ (    0.00)    $ (   0.00)
                                            ===========    ===========     ===========     ==========

WEIGHTED AVERAGE COMMON EQUIVALENT
 SHARES OUTSTANDING -
   Basic                                    482,273,653    477,160,096     479,847,405     471,511,359
                                            ===========    ===========     ===========     ===========
   Diluted                                  482,273,653    477,160,096     479,847,405     471,511,359
                                            ===========    ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                             December 31,
                                                                      --------------------------
                                                                          2003            2002
                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                  $    9,846      $(121,585)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
       Depreciation and amortization                                     269,280         98,838
       Provision for doubtful accounts                                    27,008         61,107
       Inventory reserve                                                 151,142       (284,453)

      Changes in certain assets and liabilities (Increase) decrease in:
        Due from related parties                                       (  17,661)        64,257
        Accounts receivable                                            ( 296,910)      (342,478)
        Inventory                                                      ( 310,420)       542,326
        Prepaid expenses and other current assets                      (  69,144)        33,504
        Other assets                                                   (   5,750)         4,819
       Increase (decrease) in
        Due to factor                                                    114,562       (159,747
        Accounts payable and accrued expenses                            720,656        566,053
        Customer deposits                                              (  22,629)      (221,186)
                                                                      ----------      ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         569,980        241,455
                                                                      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  (   7,964)      ( 10,551)
   Purchase of film masters and artwork                                ( 214,059)      (123,104)
                                                                      ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                                  ( 222,023)      (133,655)
                                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                               ( 152,417)             -
   Net proceeds  of financing agreement                                        -        138,164
   Proceeds (payments) of notes payable                                (  28,350)      ( 28,350)
   Proceeds (payments) of notes payable (related party)                (  25,000)      (260,440)
   Proceeds from the exercise of options                                                 62,500
                                                                     ----------      ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    ( 205,767)      ( 88,126)
                                                                      ----------      ----------


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                             December 31,
                                                                      --------------------------
                                                                         2003            2002
                                                                      -----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 142,190        19,674

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             6,900        15,642
                                                                      -----------     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $   149,090        35,316
                                                                      ===========     ==========


SUPPLEMENTAL INFORMATION
  CASH PAID FOR:
     Interest expense                                                 $   59,477      $ 136,024
                                                                      ===========     ==========
     Income taxes                                                     $    4,602      $       -
                                                                      ===========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of series B preferred stock into common stock              $  (10,000)    $  (30,000)
Conversion of series B preferred stock into common stock              $   10,000     $   30,000

For the nine months ended December 31, 2003:

On June 27, 2003, one share of the Company's Series B Preferred Stock was converted into 7,692,308 shares of the Company's common stock at the conversion price of $0.0013.





The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

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

          Reclassification
          ----------------
          As of December 31, 2003, certain prior year amounts have been reclassified to conform with current presentation.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Concentrations of Credit Risk
          -----------------------------
          Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of December 31, 2003 and March 31, 2003, with financial institutions subject to a credit risk beyond the insured amount.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2003

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2003

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2003

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements, Continued
          ------------------------------------------
          disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on the Company's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

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

          In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements, Continued
          ------------------------------------------
          to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Management is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

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

          In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material impact on the Company's financial position, cash flows or results of operations.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2003

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements, Continued
          -------------------------------------------
          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on the Company's financial position, cash flows or results of operations.


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2003

NOTE 2 -  GOING CONCERN, Continued

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


NOTE 3 - ACCOUNTS RECEIVABLE

          Accounts receivable as of December 31, 2003 and March 31, 2003, net of allowance for doubtful accounts were $466,328 and $196,426 respectively. Substantially all of the accounts receivable as of December 31, 2003 and March 2003 have been factored and pledged as collateral under a factoring agreement.

          The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

          As of December 31, 2003 and March 31, 2003, the Company had an allowance for doubtful accounts of $114,578 and $87,570, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

NOTE 4 -  INVENTORY

          Inventory consisted of the following as of:

                                               December 31,
                                                  2003
                                              -------------
                  Raw materials               $     728,469
                  Finished goods                    674,624
                                              -------------
                                              $   1,403,093
                  Less:  valuation allowance       (484,443)
                                              -------------
                  Inventory, net              $     918,650
                                              =============

          Allowance
          ---------
          An allowance has been established for inventory totaling $484,443. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

          (a) restricted to specified distribution territories as a result of legal settlements; and

          (b)  inventory, which has passed its peak selling season.


NOTE 5 -  RELATED PARTY TRANSACTIONS

     The Company has related party transactions with several officers, directors
     and  other  related  parties.   The  following   summarizes  related  party
     transactions.

     Due from related parties:
                                                              December 31,
                                                                  2003
                                                              ------------
              a) Loan due from - Officer                      $    181,169
              b) GJ Products                                        42,300
                                                              ------------
                                                              $    226,469
                                                              ============

     Due to related parties - notes payable:
                                                              December 31,
                                                                  2003
                                                               ------------
              a) Note payable - ATRE                          $    238,718
              b) Convertible note payable - Jeffrey Schillen       100,000
                                                              ------------
                                                              $    338,718
                                                              ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

NOTE 6 -  COMMITMENTS AND CONTIGENCIES

          Royalty Commitments
          -------------------
          The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended December 31, 2003 and 2002, royalty expense was $18,434 and $13,236, respectively, pursuant to these agreements. For the nine months ended December 31, 2003 and 2002, royalty expense was $27,426 and $52,854 respectively, pursuant to these agreements.

          Video Agreements
          ----------------
          The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.


NOTE 7 - STOCKHOLDERS' DEFICIENCY

          Common Stock
          ------------
          As of December 31, 2002, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of December 31, 2003 and March 31, 2003, 489,057,359 and 481,365,051 shares were issued and outstanding.

          Common Stock
          ------------
          On June 27, 2003, one share of the Company's Series B Preferred Stock was converted into 7,692,308 shares of the Company's common stock at the conversion price of $0.0013.


NOTE 8 - SEGMENT INFORMATION

     The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During three months period ended December 31, 2003 and 2002, and the nine months period ended December 31, 2003 and 2002, the company operated in two principal industries:

          a)   Video programs and other licensed products
          b)   General merchandise

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

NOTE 8 -  SEGMENT INFORMATION (Continued)

                                        Three Months Ended        Nine Months Ended
                                           December 31,               December 31,
                                    ------------------------    -------------------------
                                         2003        2002          2003           2002
                                    -----------   -----------   -----------   -----------
  Revenues:
    Video programs and other
      licensed products             $ 1,877,649   $ 1,126,493   $ 3,671,765   $ 3,160,255
    Merchandise                           2,125        10,235        26,991        19,092
                                    -----------   -----------   -----------   -----------
                                    $ 1,879,774   $ 1,136,728   $ 3,698,756   $ 3,179,347
                                    ===========   ===========   ===========   ===========
  Cost Of Goods Sold:
    Video programs and other
      licensed products             $ 1,381,936   $   674,382   $ 2,190,561   $ 1,874,199
    Merchandise                             314        40,088        19,548       101,795
                                    -----------   -----------   -----------   -----------
                                    $ 1,382,250   $   714,470   $ 2,210,109   $ 1,975,994
                                     ===========   ===========  ===========   ===========
  Profit (Loss) before taxes:
    Video programs and other
      licensed products             $   345,470   $  (  4,826)  $    50,365  $  ( 10,321)
    Merchandise                       (   4,209)      ( 37,454)     (40,519)    (136,184)
                                    -----------   -----------   -----------   -----------
                                    $   341,261   $  ( 42,280)  $     9,846  $  (146,505)
                                    ===========   ===========   ===========   ===========

  Depreciation and amortization:
    Video programs and other
      licensed products             $    84,143   $    37,939   $   271,715   $   114,203
    Merchandise                               -             -             -           131
                                    -----------   -----------   -----------   -----------
                                    $    84,143   $    37,939   $   271,715   $   114,334
                                    ===========   ===========   ===========   ===========

  Segment assets:
    Video programs and other
      licensed products             $ 3,905,726   $ 4,137,894   $ 3,905,726   $ 4,137,894
    Merchandise                      (1,569,054)   (1,666,431)   (1,569,054)   (1,666,431)
                                    -----------   -----------   -----------   -----------
                                    $ 2,336,672   $ 2,471,463   $ 2,279,704   $ 2,471,463
                                    ===========   ===========   ===========   ===========
  Expenditure for segment assets:
     Video programs and
       other licensed products      $    73,680    $    40,887   $  222,023   $   153,355
     Merchandise                              -             -             -             -
                                    -----------   -----------   -----------   -----------
                                    $    73,680   $    40,887   $   222,023   $   153,355
                                    ===========   ===========   ===========   ===========

Item 2:  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2003 included in its Annual Report on Form 10KSB and its Form 10QSB for period ended June 30, 2003 and September 30, 2003. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 2002:

Results of Operations
---------------------

The Company's net income for the nine months ended December 31, 2003 was approximately $10,000 as compared to a net loss of approximately $122,000 for the same period last year. The primary reason for the net income at December 31, 2003, was the Company's operating income of approximately $179,000 offset by interest expense of approximately $169,000.

The Company's operating income for the nine months ended December 31, 2003 was approximately $179,000 as compared to an operating loss of approximately $44,000 for the same period last year. The increase in the Company's operating income of approximately $223,000 when compared to an operating loss of approximately $45,000 for the same period a year earlier arose primarily from increased operating expenses of approximately $181,000 offset by a increase in gross profit of approximately $404,000.

The Company's sales for the nine months ended December 31, 2003 and 2002, were approximately $3,700,000 and $2,897,000 respectively. The Company's sales increased, by approximately $803,000 from the same period a year earlier with increases in DVD product sales of approximately $1,685,000 offset by decreases in videocassette and general merchandise product sales of approximately $882,000. The lower Videocassette product sales when compared to the same period a year earlier was primarily attributable to a product mix shift from videocassettes to DVD product. We expect our sales to improve in fiscal year ending March 31, 2004 resulting from increased sales of new DVD products. Sales of the Company's products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of sales for the nine months ended December, 2003 and 2002 were approximately $2,210,000 and $1,813,000 or 60% and 63% of sales, respectively. The increase in cost of goods of approximately $397,000 was primarily the result of higher sales volume realized from our DVD product. The decrease in the cost of sales as a percentage to sales of approximately 3% when compared to the same period a year earlier, was primarily the result of increased DVD product having average lower costs.

Gross profit for the nine months ended December 31, 2003 and 2002 was approximately $1,489,000 and $1,085,000, or 40% and 37% of sales, respectively. The higher gross margin of approximately $404,000 was primarily the result of increased sales volume. The increase in the gross profit percentage when compared to sales of 3% was primarily the result of the product mix shift from our videocassette product sales to DVD product.

Selling, general and administrative expenses for the nine months ended December 31, 2003 and 2002 were approximately $1,310,000 and $1,129,000, respectively. The, increase of approximately $181,000 was the result of increases in general administrative and selling expenses of approximately $79,000 and $102,000, respectively.

General administrative expenses for the nine months ended December 31, 2003 and 2002 were approximately $773,000 and $694,000, respectively. The increase in general administrative expenses of approximately $79,000 was primarily the result of higher salaries and professional fees, and partially offset by lower consulting expense, accounting and settlement fees.

Selling expenses for the nine months ended December 31, 2003 and 2002 were approximately $537,000 and $435,000, respectively. The increase in selling expenses of approximately $102,000 was attributable mainly to higher expense levels in salaries, outgoing freight costs and sales promotion expense, partially offset by lower royalty expense.

Interest expense for the nine months ended December 31, 2003 and 2002 was approximately $169,000 and $134,000 respectively. The decrease in interest expense of approximately $35,000 was the result of lower levels of borrowings. As of December 31, 2003, the outstanding debt of the Company was approximately $605,000 all of which is classified as current.


THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2002:

Results of Operations
---------------------

The Company's net income for the three months ended December 31, 2003 was approximately $341,000 as compared to a net income of approximately $139,000 for the same period last year. The primary reason for the net profit at December 31, 2003, was the Company's operating income of approximately $417,000 and partially offset by other income and expense of approximately $76,000.

The Company's operating income for the three months ended December 31, 2003 was approximately $417,000 as compared to an operating income of approximately $128,000 for the same period last year. The increase in the Company's operating income of approximately $289,000 when compared to an operating loss for the same period a year earlier of $128,000 arose from the increase in gross profit of approximately $328,000, partially offset by an increase in operating expenses of approximately $39,000.

The Company's sales for the three months ended December 31, 2003 and 2002, were approximately $1,880,000 and $1,200,000 respectively. The Company's sales increased by approximately $680,000 from the same period a year earlier with increased DVD product and general merchandise sales of approximately $925,000, and partially offset by decreases in videocassette product sales of approximately $245,000. The lower videocassette product sales when compared to the same period a year earlier was primarily attributable to a product mix shift of sales to our DVD product. The Company did not have significant sales for general merchandise products for the three months ended December 31, 2003.

Cost of sales for the three months ended December 31, 2003 and 2002 were approximately $994,000 and $643,000 or 53% and 54% of sales, respectively. The increase in cost of goods of approximately $351,000 was mainly the result of higher sales volume realized from our DVD products having lower unit costs. The decrease in the cost of sales as a percentage to sales of approximately 1% when compared to the same period a year earlier, was primarily the result of selling DVD product having lower unit costs.

Gross profit for the three months ended December 31, 2003 and 2002 was approximately $886,000 and $558,000, or 47% and 46% of sales, respectively. The higher gross margin of approximately $328,000 was primarily the result of increase sales of higher margin DVD product resulting in an increase of 1% as a percentage of sales.

Selling, general and administrative expenses for the three months ended December 31, 2003 and 2002 were approximately $469,000 and $430,00, respectively. Increases in selling expenses of approximately $67,000 were partially offset by decreases in general administrative expenses of approximately $28,000.

General administrative expenses for the three months ended December 31, 2003 and 2002 were approximately $226,000 and $254,000, respectively. The decrease in general administrative expenses of approximately $28,000 was primarily the result of lower levels of consulting expense, accounting fees, partially offset by higher salaries.

Selling expenses for the three months ended December 31, 2003 and 2002 were approximately $243,000 and $176,000, respectively. The increase in selling expenses of approximately $67,000 was attributable mainly to higher expense levels in salaries, commission expense, and outgoing freight costs.


Interest expense for the three months ended December 31, 2003 and 2002 was approximately $76,000 and $46,000 respectively. The increase in interest expense of approximately $30,000 was primarily the result of higher levels of borrowings.

Other income was lower by $57,000 when compared to the same period a year earlier. During the three months ended June 30, 2002, the Company recorded as income, forgiveness of debt of approximately $57,000.

The Company's auditors issued a going concern report for the year ended March 31, 2003. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2003 the Company had assets of $2,337,000 compared to $1,720,000 on March 31, 2003. The Company had a total stockholder's deficiency of $918,000 on December 31, 2003, compared to a deficiency of $928,000 on March 31, 2003, an increase of $46,585. The decrease in stockholder's deficiency was the result of recording the net loss of approximately $10,000 for the nine months ended December 31, 2003.

As of December 31, 2003 the Company's working capital deficit decreased by approximately $24,000 from a working capital deficit of approximately $1,445,000 at March 31, 2003, to a working capital deficit of approximately, $1,421,000 at December 31, 2003. The decrease in the working capital deficit was the attributable primarily to increases in accounts payable, accrued expenses and amount due factor of approximately $835,000 and decreases in bank overdraft, notes payable and customer deposit totaling approximately $200,000, which were offset by increases in cash, accounts receivable, inventory due related party and prepaid expense totaling approximately $659,000.

As of the filing of this Form 10-QSB, we had not yet obtained the effectiveness of a registration statement covering the resale of common stock upon conversion of the Series "B" Convertible Preferred Shares as required under the Certificate of Designations, the Securities Purchase Agreement pursuant to which such securities were sold, and related registration rights agreements ("Agreements") and are in default under certain provisions of the Agreements entitling holders of our Series B Preferred Shares, under certain circumstances, to be paid liquidated damages equal to 1% per month of the liquidated value of such shares (currently $8,250 per month); such liquidated damages have not been paid, and as of December 31, 2003, aggregated approximately $167,000. This is in addition to a daily late payment which by the terms of the Agreements becomes payable if the Company fails to convert Series B Preferred Shares into Common Stock within seven business days after receipt of a conversion notice and the certificate(s) for the Series B Preferred Shares to be converted.) Also at the option of at least two-thirds of the holders of our outstanding Series B Preferred Shares, such holders may have the right to require us to redeem such shares which as of December 31, 2003, would require us to pay an aggregate of approximately $1,280,000 upon such redemption, or the holders who deliver a conversion notice may be entitled to the redemption of their shares at a redemption price equal to 120% of the liquidation value of such shares. As of the date of the filing of this Form 10- QSB, we do not have sufficient cash to redeem all of such shares or pay the penalties that have accrued. Also, we have insufficient authorized shares of common stock available for issuance upon conversion of the Series B Preferred Shares. Also, certain holders of such shares of preferred stock may be able to sell the shares of common stock issuable upon conversion pursuant to Rule 144 without registration under the Securities Act. The sale of the shares upon conversion of the Series B Preferred Shares and outstanding warrants may adversely affect the market price of our common stock. The issuance of shares upon conversion of the Series "B" Convertible Preferred Shares and exercise of outstanding warrants will also cause immediate and substantial dilution to our existing stockholders and may make it difficult for us to obtain additional capital.

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

Operations
----------
Cash flows provided by operating activities was approximately $570,000 during the nine months period ended December 31, 2003 compared to cash flows provided by operating activities of approximately $241,000 during the nine months period ended December 31, 2002. Cash provided by operating activities was primarily attributable to increases in accounts payable and accrued expenses and the Company's net income loss offset by increases in accounts receivable and inventory. deposits.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.


Investing
----------
For the nine months ended December 31, 2003 and 2002, investments in masters and artwork were approximately $214,000 and $123,000, respectively. Management continues to seek to acquire new titles to enhance its product lines.


Financing
-----------
Cash flows used for financing activities was approximately $206,000 during the nine months period ended December 31, 2003 compared to cash flows used in financing activities of approximately $88,000 during the nine months period ended December 31, 2002.


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

          None.
                                       26

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

                                    DIAMOND ENTERTAINMENT CORPORATION



Dated: March 26, 2004              By:  /s/ James K.T. Lu
                                        ----------------------------------------
                                        James K.T. Lu
                                        President and Co-Chief
                                        Executive Officer



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