Form 10KSB
period 2004-03-31
DIAMOND ENTERTAINMENT CORP
filed 2004-06-29
CIK 847420

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer's revenue for the fiscal year ended March 31, 2004 totaled $4,997,973.

The aggregate market value of registrant's Common Stock held by non-affiliates based upon the average closing bid and asked sales price for June 1, 2004 as reported by the Pink Sheets LLC’s “Pink Sheets”, was approximately $3,539,000.  As of June 1, 2004 there were 489,057,359 shares of the registrant's Common Stock outstanding.

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

ITEM 8A.  CONTROLS AND PROCEDURES

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") was formed under the laws of the State of New Jersey on April 3, 1986. In May 1999, the Company registered in the state of California to do business under the name “e-DMEC”. All references to the “Company”, “DMEC”, “we”, “our”, or “us” refer to Diamond Entertainment Corporation doing business as e-DMEC and its subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 800 Tucker Lane, Walnut, California 91789.

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

The Company’s wholly owned subsidiary Jewel Products International, Inc. ("JPI"). JPI is in the business of manufacturing and distributing toy products, purchasing various other general merchandise and children's toy products from U.S. based importers or directly from Asia for distribution, and distributing to mass merchandisers in the United States.  JPI continues to implement a strategy to capitalize on its extensive relationships and contacts with its mass merchandisers to expand our general merchandise product line items to include a wide range of low cost, high quality consumer products from Asia, such as albums, furniture, small office equipment and other sundry item.

VIDEO PROGRAM LINE

DMEC's products consist of a total of approximately 971  titles appealing to all age groups. The programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs and sports highlights. Public domain programs account for approximately 696 titles, licensed programs account for approximately 263 titles of our program inventory and we own 12 titles.

•

Motion Pictures - Public Domain. We offer a total of 158 feature motion picture titles including many film classics, biblical tales, and a large collection of favorite performers. Titles include "Love Affair", "Milton Berle" and "Herod the Great".

•

Children's Programs - Licensed and Public Domain. Most of our cartoons are public domain programs, including 25 cartoon programs re-dubbed in Spanish. These programs are generally 125 minutes in length and consist of a series of cartoons that we select. We also market approximately 19 children's holiday features, and 49 titles in our Testaments and Children's Bible series.

•

Educational Programs - Licensed. We license approximately 56 educational videos with titles on topics such as baby animals, nature series and nature's newborn.

•

Educational Programs - Owned.  We purchased all rights to the Learning Treehouse consisting of approximately 12 educational videos which instruct preschoolers and school age children on topics such as learning numbers, telling time, simple mathematics, and color identification.

•

Sports Programs - Licensed. We have licenses to market 16 sports videos including five volumes of "Great Sports Memories" and "Basketball's Fabulous 50 Stars."

•

Spanish Movies – Licensed.  We license approximately 12 Spanish movies such as La Portere Ardiente and Conevion Criminal.

DVD PROGRAM LINE

The DVD program inventory currently consists of 243 titles, which are public domain feature films and television episodes.

•

Motion Pictures - We offer 222 titles in DVD format covering many film classics in various categories including drama, horror, westerns, action, and comedy.

•

Television Episodes – We offer 21classic television program titles.

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

During the year ended March 31, 2004, we acquired approximate 29 new titles. As of March 31, 2004, the net book value of our film masters and artwork was approximately $347,000.  We believe that our film masters and artwork are significant assets since we derive the majority of our revenue from their use.

FULFILLMENT AND DUPLICATION SERVICES

We are continuing to offer our duplication, fulfillment and packaging services to corporate customers through our sales representatives   There can be no assurance that we will be able to market and distribute successfully our contract fulfillment, replication and duplication services to corporate customers or to our other customers. Revenues derived from our replicating and duplication services for the period ended March 31, 2004 and 2003 were minimal.

GENERAL MERCHANDISE

JPI sells and manufactures one toy product called the Zoombie ®, its patented Double Wing Flier, a bi-wing aerodynamic flying toy a game of catch intended to compete directly with Frisbee(R), Aerobie(R) and Whoosh(TM). During the year ended March 31, 2004, the Zoombie was primarily sold through our web-site. Sales realized from Zoombie product were minimal.  We are continuing to seek out new general merchandise product line to include low cost, high quality, consumer products from U.S. based importers or directly from Asia such as small office equipment, furniture, and other toy products and games. As of June 1, 2004, we have no outstanding commitment from our customers to purchase our general merchandise product line. During the period ended March 31, 2004, the Company had sales of its train case product totaling approximately $19,700.  We are continuing to seek additional products for our general merchandise line to replace or add to our existing products.  For the years ended March 31, 2004 and 2003 we purchased general merchandise from one supplier, Duracom Corporation HK Ltd.  Purchases for such periods were minimal.

SUPPLIERS

VIDEO/DVD PRODUCTS

For the year ended March 31, 2004, the Company purchased video and DVD products from three suppliers that accounted for approximately 73% of the Company's net purchases.  During such period, the percentage of net video/DVD product purchases made from such suppliers were 28%, 27% and 18%, respectively. During such period, the percentage of net video/DVD product purchases made from such suppliers were 40% and 20%, respectively. We believe that, if for any reason we could not rely on or retain the services of any of our current suppliers, duplicators or manufacturers, other suppliers would be readily available in the marketplace.

MARKETING

VIDEO/DVD PRODUCTS

We market our program inventory to large retail chain outlets and provide each retail chain operator with brochures, advertising materials and literature describing and promoting our program inventory. Our products are sold through more than ten mass merchandisers such as Musicland, Walgreen and Starcrest of California, primarily in the Northeast, the South and the East Coast. These outlets sell our products to the general public at retail prices ranging from approximately $1.99 to $9.99 per videocassette and $3.99 to $12.99 per DVD program pack. For the years ended March 31, 2004 and 2003, we derived revenue from our video and DVD products of approximately $4,960,000 and $3,146,000, respectively. For the year ended March 31, 2004, we had net sales to three major customers, Meijer, Dolgen Corp. Inc. and Musicland Group Inc. who accounted for approximately 20%, 18% and 14%,  respectively, or revenues of approximately $2,575,000.  For the year ended March 31, 2003, we had net sales to two major customers, Musicland and  Starcrest of California, who accounted for approximately 25% and 16%, respectively, or revenues of approximately $1,334,000.

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

We derive approximately 80% of our gross revenue from sales to mass merchandisers and other retail outlets. Approximately 20% of gross revenue was derived during the fiscal year ended March 31, 2004 from sales through consignment arrangements with a catalog company and a retail company. We only book sales from consignment sales after the catalog company delivers the actual funds from such sales. Less than one percent of revenues are derived from products sold on a retail basis directly to consumers via the internet.

GENERAL MERCHANDISE

We market our general merchandise and toy products using outside sales personnel and manufacturer’s representatives and utilize independent manufacturer's representatives to reach our customers. For the years ended March 31, 2004 and 2003, revenues from our general merchandise products were $19,673 and $23,218, respectively.

SEASONALITY

VIDEO AND DVD PRODUCTS

DMEC generally experiences higher sales from our video and DVD programs from September through January due to increased consumer spending around the year-end holidays. During the year ended March 31, 2004, the Company derived approximately 61% of its gross revenue from sales during those five months, with approximately 39% of revenue generated in the remaining seven months of the year.

GENERAL MERCHANDISE

Our revenues are very seasonal and are currently generated during the year-end holidays period from September through December.

LICENSE ARRANGEMENTS

VIDEO AND DVD PRODUCTS

We  enter into various license agreements under which we acquire from licensors the right to duplicate and distribute a licensed video or video program. Licenses may be exclusive or non-exclusive, but typically are non-exclusive. Generally, licenses cover specific titles. In return for the grant of certain rights by the licensor, we pay certain advance payments or guarantees and also pay royalties.  Royalty payments under license agreements typically are credited against any advances paid. Generally, our licenses are for a term of between three and seven years. While our effort to renegotiate and renew our license agreements have generally been successful, there can be no assurance that such licenses will be renegotiated or renewed in the future. The programs that we have acquired under license contain limitations from the licensors regarding the geographic areas to which we can distribute our products and are usually restricted to distribution and sales in the United States and Canada.

The various licensing agreements that we have entered into with licensors provide for advance payments ranging from $1,500 to $100,000 and subsequent royalty payments based upon either a per video or DVD sold fee or a percentage of wholesale price fee. During the year ended March 31, 2004, and 2003 we incurred royalty expenses of approximately $27,600 and $58,000, respectively, under our licensing agreements.

COMPETITION

VIDEO AND DVD PRODUCTS

The videocassette and DVD distribution industry is intensely competitive and highly fragmented.  Approximately 63% of our program inventory is public domain programs which are not our exclusive property.  Any competitor may easily enter our business by reproducing and distributing public domain programs, including those marketed by us.  DMEC competes with other distributors who sell budget priced videotapes and DVDs. We also compete with other video duplicators. We have been able to compete based on offering low pricing and superior packaging designs. Most of the companies with which we compete with, such as:  Platinum Entertainment, Brentwood Entertainment and Madacy, are better established, have broader public and industry recognition, have financial resources substantially greater than us and have manufacturing and distribution facilities better than those which now, or in the foreseeable future, may become available to us.

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

AMERICAN TOP REAL ESTATE

American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations.  The Company paid $50,000 for 50% of the issued and outstanding common stock of ATRE.  Subsequent loan participation by the investors in ATRE reduced the Company’s shareholder interest to 35.9%. The Company’s 2003 operations include a write-down of its investment in ATRE, which reduced the Company’s investment in ATRE to zero, net of taxes. The write-down resulted from the operating results of ATRE which reduced the Company’s investment in ATRE to zero and, as a consequence, the Company’s future financial results will not be negatively affected by ATRE’s ongoing operations. The Company has no obligation to fund future operating losses of ATRE. Mr. Lu was President and director of ATRE until January 8, 2004, when he resigned his position as President.

As of March 31, 2004 and 2003, we had outstanding loan balances of $322,374 and $263,718, respectively, owed to ATRE, bearing interest at the rate of 10% per annum, and due on demand.

INSURANCE

The Company has a commercial general liability policy including policies covering personal property and products for damages.  These policies cover the Company in all of its facilities.  Management believes the Company’s insurance coverage is adequate for most foreseeable problems, and is comparable with the coverage of other companies in the same business and of similar size.

EMPLOYEES

         As of March 31,  2004,  the  Company and its  subsidiaries  employed 35 full-time  and 1 part-time  employee as compared to 22 full-time and no part-time employees a year earlier. During the peak season the Company engages  additional  part-time or temporary  employees to help with the surge for Christmas season orders.  The Company  reduces  its  manufacturing  force after the peak season to improve the profitability of the operations when sales orders decline. Neither the Company's nor the subsidiaries'  employees are unionized.  Management believes that it has good working relations with its employees.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We lease approximately 20,000 square feet of property located at 800 Tucker Lane, Walnut, California under a lease that commenced January 6, 2000 and expired on January 31, 2003, which we extended another 15 months for use as executive offices and manufacturing and warehouse facilities for a monthly rent of $12,000. We extended the lease until March 31, 2007, for a monthly rent of $12,000 to be increased to $12,500 and $13,000 per month on April 1, 2005 and April 1, 2006, respectively.  Our lease is with an unaffiliated third party. We believe that we have sufficient space for operations for the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS.

We have in the past been named as defendant and co-defendant in various legal actions filed against us in the normal course of business. All past litigation have been resolved without material adverse impact on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Until August 22, 2003, our common stock was quoted on the NASD's OTC Bulletin Board under the symbol "DMEC." The following table sets forth the high and low bid prices for our Common Stock for each quarterly period during our last three fiscal years. The source of the quotes is NASD's OTC Bulletin Board quarterly quote summaries.

	Common Stock Bid Price
	Low	High
Fiscal Year 2002
First Quarter	0.0050	0.0240
Second Quarter	0.0025	0.0110
Third Quarter	0.0020	0.0500
Fourth Quarter	0.0021	0.0290

Fiscal Year 2003
First Quarter	0.0016	0.0050
Second Quarter	0.0001	0.0150
Third Quarter	0.0001	0.0050
Fourth Quarter	0.0001	0.0100

On August 22, 2003, our common stock ceased to be quoted on the OTC Bulletin Board as a result of our failure to comply with the eligibility requirements of the OTC Bulletin Board in that we did not timely file our Annual Report on Form 10KSB for the year ended March 31, 2003.  Since August 22, 2003, our common stock has been quoted in the Pink Sheets LLC’s “Pink Sheets” under the symbol “DMEC.”  Generally, quotations for securities included in the Pink Sheets are not listed in newspapers and may be more difficult to obtain.  The Pink Sheets’ service enables market makers to display real time prices of equities, ADRs and foreign securities and is a quotation medium available with regard to the securities of issues that are unable to list their securities on NASDAQ or an exchange or have their securities quoted on the OTC Bulletin Board.  On June 1, 2004, the closing sales price for our common stock as reported in the Pink Sheets was $0.01.  The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

As of June 1, 2004 there were 2,495 holders of record of our common stock, and 40 holders of record of our Series A Convertible Preferred Stock. As of March 31, 2004, there were 7 holders of record of our Series B Convertible Preferred Stock.  As of April 15, 2004, the 7 holders of record of our Series B Convertible Preferred Stock converted all their shares into the common stock of the Company.

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, New York, New York.

Dividend Policy

We have never paid a cash dividend on our common stock.  We intend to retain all earnings, if any, for use in our business operations and do not anticipate paying cash dividends on our common stock in the future.  Declaration and payment of future dividends will be at the discretion of our board of directors.

Securities authorized for issuance under equity compensation plans:

2001 Stock Compensation Plan:

On July 24, 2001,  the Board of Directors of the Company  adopted the Company's  2001 Stock  Compensation  Plan dated July 13,  2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers),  and directors of the Company and its  subsidiaries  for their services  rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or non-qualified options of the Company's common stock, no par value at a purchase price of $0.006, which represented the fair value of the common stock on that date.  On July 13, 2001, 50,000,000 options to purchase  the  Company's  common  stock were granted to the select key employees,  officers and a director of the Company expiring on July 12, 2004.  As of March 31, 2004, such options had not been exercised.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	-0-
Equity compensation plans not approved by security holders	50,000,000	$0.006	-0-
Total	50,000,000	$0.006	-0-

Recent Sales of Unregistered Securities

On July 24, 2001, the Board of Directors of the Company approved our 2001 Stock Compensation Plan dated July 13, 2001, for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of  the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value, at a purchase price of $0.006 per share. On July 13, 2001, 50,000,000 options to purchase the Company's common stock were granted to the selected key employees, officers and a director of the Company expiring on July 12, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options were granted to Murray Scott, a Director of the Company. The remaining balance of 15,000,000 options was granted to eight other employees of the Company.  As of March 31, 2004, none of the options granted under this plan had been exercised.

On July 24, 2001, the Board of Directors of the Company authorized and approved, that it was in the best interest of the Company that the exercise rate ranging from $0.05 to $0.25 of outstanding options granted to the Company's key employees, officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 11,675,000 shares be amended and lowered to $0.005. Such outstanding options to purchase the Company's common stock included options granted to James Lu, Jeffrey Schillen, Murray Scott and three key employees of the Company of 9,100,000, 2,150,000, 250,000, and 175,000 shares, respectively. The Board of Directors further authorized and approved the extension of such options granted to James Lu and Jeffrey Schillen in the amount 600,000 and 400,000 shares, respectively, to April 22, 2004. On March 31, 2003, 2,000,000 options granted to the Company’s President on July 24, 2001 expired and such options were canceled. The remaining balance of such options were outstanding as of March 31, 2004.

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

On January 30, 2002, the Company entered into a Securities Purchase Agreement with three investors and a Securities Replacement Agreement with another investor who held a convertible debenture issued by the Company in the amount of $100,000 plus interest of $30,000.  Pursuant to such agreements the Company issued 29 shares of its Series B Convertible Preferred Stock at the stated value of $10,000 per share for a total consideration of $290,000. The convertible debenture held by the investor was canceled on January 30, 2002. All of the 18 above shares were issued under the exemption from registration provided by Regulation D Rule 506.

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

The Board of Directors on February 28, 2002, authorized and approved the extension of options previously granted to Messrs. Lu, Schillen and Scott to purchase 3,000,000,750,000 and 250,000 shares, respectively, for an additional three years at $0.005 per share. Of such options, Messrs Lu's and Schillen's options were extended to March 31, 2005 and Mr. Scott's option was extended to August 24, 2005.

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

On March 26, 2004, the Company issued warrants to purchase 35,000,000 of the Company’s common stock at an exercise price of $0.012 per share pursuant to a Common Stock Purchase Warrant Agreement entered into with one of the investors of the Company. Such warrants will expire 5 years from the issue date and are exercisable any time through the expiration date and is subject to the Company’s shareholders having increased the number of authorized common shares.

On March 29, 2004, three holders of record of the Company’s Series B Convertible Preferred Shares representing an aggregate of 25 Series B Convertible Preferred Shares entered into a Letter Agreement to Convert Preferred Shares, whereby such holders of the Series B Convertible Preferred Shares agreed to convert their respective shares and any liquidated damages and accrued interest in the aggregate amount of approximately $50,000 into shares of the Company’s common stock at $0.01 per share.  The holders further agreed to exercise their portion of any liquidated damages and accrued interest such time the stockholders of the Company approved the increase in the authorized shares of the Company.  As part of this letter agreement such holders canceled and returned to the Company warrants to purchase 2,250,000 shares the Company’s common stock at a price $.02 per share issued to them in conjunction with the Series B Convertible Preferred Shares at the closing of such agreement on April 15, 2004.

On March 31, 2004, four holders (the “Sellers”) of record of the Company’s Series B Convertible Preferred Shares representing an aggregate of 57½ Series B Convertible Preferred Shares entered into a Securities Purchase Agreement to sell all of their respective portion of the Company’s Series B Convertible Preferred Shares to two accredited investors, (the “Buyers”).  Under the terms of the Securities Purchase Agreement the Buyers agreed to convert their respective shares of the Company’s Series B Convertible Preferred Shares into the shares of the Company’s common stock at $0.01 per share.  The Sellers canceled and returned to the Company 8,700,000 warrants to purchase the Company’s common stock at price of $0.02 shares in conjunction with their respective Series B Convertible Preferred Shares at the closing date of such purchase agreement on April 15, 2004.  The Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares of the Company’s common stock at $0.01 per share after such time the stockholders of the Company approved the increase in the authorized shares of the Company.

On April 1, 2004, the Company sold an aggregate of 22,500,000 shares of the Company’s common stock at a price of $0.01 per share pursuant to subscription agreements dated April 1, 2004, entered into with Jeffrey I Schillen, James Lu and Longview Fund LP, to purchase 2,500,000, 2,500,000 and 17,500,000 shares, respectively.

On April 15, 2004, all outstanding shares of the Company’s Series B Preferred Stock in the aggregate amount of eighty two and one half shares representing an aggregate face value of $825,000 less $1,474.87 which was owed to the Company by one of the Series B Preferred shareholder were converted into 82,352,513 shares of the Company’s common stock at a conversion price of $0.01 per share.

On April 15, 2004, the Company sold an aggregate of 3,500,000 shares of the Company’s common stock at a price of $0.01 per share to two of the Company’s consultants for consulting fees owed to the consultants in the aggregate amount of $35,000 pursuant to consulting agreements entered into on December 3, 2001.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a)   PLAN OF OPERATION

Our primary goal is to continue generating operating profit and to expand our general merchandise business by sourcing low cost, high quality consumer products from China, while continuing to establish the Company as a recognized DVD and related product company specializing in educational, children and film classic titles.

Our short-term objectives are the following:

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

2.

Continue to seek associations with Chinese firms to penetrate into the DVD replication market by communicating to our potential contract customers the unique capabilities, experience and consistency of production capabilities provided and to penetrate into the large corporate segment.

3.

Continue to market our ability to utilize our Sony high-speed sprinters to offer low cost, fast turn around, high quality in-house duplication services.

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

We believe we have adequate cash resources to sustain our operations through the fourth quarter of fiscal 2005.  We are continuing to negotiate with several reliable investors to provide us with debt and equity financing for working capital purposes. We are likely to require cash resources and also are seeking potential merger or acquisition candidates that will help increase our revenues and cash liquidity.  Our principal objective is to implement the above items in the remaining quarters in fiscal 2005, which the Company expects will lead to a profitable operation if the items are successfully implemented, subject to market and other conditions. Although we believe that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to our Company or that we will be able to attain these objectives during fiscal 2005 or at all.  Moreover, we may find it difficult or impossible to raise additional equity financing or effect any potential merger or acquisition until we increase the number of our authorized number of common stock.  The Company as of June 15, 2004 has only approximately 3,000,000 authorized shares of common stock available for issuance in any such equity financing and we may be unable to effect any equity financing until we have increased our authorized shares of common stock and/or effected a restructuring of our equity capital, such as by means of a reverse stock split, combination or restructuring.  There is no assurance that we will be able to obtain stockholder approval for any such increase or restructuring.

(b)  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

Year Ended March 31, 2004 as Compared to Year Ended March 31, 2003

Revenues for the years ended March 31, 2004 and 2003 were approximately $4,998,000 and $3,253,000, respectively. Our sales increased by approximately $1,745,000 from the prior year with increased DVD product sales of approximately $2,482,000, offset by decreased video product and general merchandise sales of approximately $734,000 and $3,000, respectively. The higher DVD product sales for the year ended March 31, 2004, were primarily the result of increased orders from our major customers. The lower video product sales were primarily the result of the shifting of demand for and sales of our products from video to DVD products.  The decrease in general merchandise sales was the primarily the result of decreased demand for our train case and sundry products. Sales of our products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.  We expect the sales to increase in fiscal year ending March 31, 2005, resulting from increased DVD product sales and products in our general merchandise line of products.

Our net profit for the year ended March 31, 2004 of approximately $85,000 arose primarily from our operating profit, compared to a net loss of approximately $540,000 for the same period last year.

Cost of goods sold for the years ended March 31, 2004 and 2003 were approximately $2,919,000 and $2,149,000 or 58% and 66% of sales, respectively. The increase in cost of sales of approximately $770,000 was primarily due to higher sales volume of the Company’s products. The decrease in the cost of sales as a percentage to sales of approximately 8% when compared the same period a year earlier, was primarily the result of the shift in sales from video to DVD coupled with the higher average unit sales prices realized in the current year for video products.

For the years ended March 31, 2004 and 2003, DVD product cost of sales percentages when compared to sales were 60% and 63%, respectively. This decrease in the DVD product cost of sales percentage of 3% was caused primarily by the lower average cost resulting from a higher the level of production orders which reduced our unit manufacturing cost.

For the years ended March 31, 2004 and 2003, video product cost of sales percentages when compared to sales were 51% and 66%, respectively. This decrease in the video product cost of sales percentage of 15% was caused primarily the result of selling higher unit sales price video programs.

Net profit for the years ended March 31, 2004 and 2003 were approximately $2,079,000 and $1,103,000 or 42% and 34% of sales, respectively. The increase in the net profit as a percentage of sales of 8% was primarily the result of the shift in sales from video to DVD coupled with the higher average unit sales prices realized in the current year for video products.

Total operating expenses for the years ended March 31, 2004 and 2003 were approximately $1,734,000 and $1,355,000, respectively.  The increase in operating expenses of approximately $379,000 was the result of higher selling and marketing expenses and administrative expenses of approximately $136,000 and $243,000, respectively.

Selling and marketing expenses for the years ended March 31, 2004 and 2003 were approximately $683,000 and $547,000, respectively. The increase in selling expenses of approximately $136,000 was attributable mainly to higher expense levels in salaries, sales commission expense, advertising, promotional expenses and freight costs, offset by lower royalty expenses.

Administrative expenses for the years ended March 31, 2004 and 2003 were approximately $1,052,000 and $809,000, respectively. The increase in administrative expenses of approximately $243,000 was primarily the result of increased expense levels totaling approximately $314,000 primarily in salaries and wages, accounting fees, travel and entertainment expenses, sales tax, non cash consulting fees and other miscellaneous expenses, offset by lower expense levels of approximately $71,000 primarily in consulting expense, settlement fees, bad debt expense and miscellaneous office expenses.

Other expense for the year ended March 31, 2004 and 2003 were approximately $2,000 and $16,000, respectively.  The decrease of other expense of approximately $14,000 was the result primarily of recording forgiveness of certain accounts payable and accrued expenses during the period ended March 31, 2003.

Impairment of equity investment for the years ended March 31, 2004 and 2003 were approximately zero and $60,000, respectively.  The decrease of approximately $60,000 was the result of a write-down in the previous fiscal year of our investment in American Top Real Estate (“ATRE”) which reduced our investment in ATRE to zero, net of taxes.  The write-down resulted from the operating results of ATRE, and, as a consequence, our future financial results will not be negatively affected by ATRE’s ongoing operations.

Interest expense for the years ended March 31, 2004 and 2003 were approximately $249,000 and $225,000, respectively. The increased in interest expense in fiscal 2004 over fiscal 2003 of approximately $24,000 was primarily the result of higher levels of borrowings during fiscal 2004. As of March 31, 2004 and 2003, our outstanding debt was approximately $1,108,000 and $515,000, respectively. The increase of $593,000 in outstanding debt was primarily the result of increased factoring of our trade accounts receivables.

The Company recorded a provision for California income taxes of approximately $23,000 for the period ended March 31, 2004, resulting from a moratorium placed on California corporations from applying net operating loss carry forwards against earnings for a period of one year.

Our auditors issued a going concern report for the year ended March 31, 2004 and March 31, 2003.  There can be no assurance that we will be able to continuing generating profits the next fiscal quarters or be successful in our efforts to obtain additional financing.

LIQUIDITY AND CAPITAL RESOURCES

The Company has three primary sources of capital which include cash provided by operations, a factoring arrangement with a financial institution to borrow against the Company’s trade accounts receivable and funds derived from private investors.  During the year ended March 31, 2004, the Company recorded a positive cash flow of approximately $102,000 compared to a negative cash flow of approximately $9,000 for the period a year earlier. The upsurge in DVD product sales and increased borrowing by factoring its accounts receivables enable the Company to reach a positive cash flow position.  Although there can be no assurance, Management believes that its revenues will continue to increase during fiscal year 2005 and will generate positive cash flows in the coming year.  Management anticipates cash flow provided by operations will be adequate to operate the business for the next twelve months.  Management further believes the sales shift from Video products to its DVD product line will continue and increase its overall sales during fiscal year 2005, however, there is no assurance that this trend will continue.

On March 31, 2004 the Company had assets of approximately $2,690,000 compared to $1,720,000 on March 31, 2004.  The Company had a total stockholder's deficiency of approximately $772,000 on March 31, 2004, compared to a deficiency of approximately $928,000 on March 31, 2003, a decrease of approximately $155,000. The decrease in stockholders' deficiency for the year ended March 31, 2004 was the result the Company’s net profit of approximately $85,000 and a increase to common stock of $70,000 resulting from recording a non-cash consulting fee in connection with issuing warrants for the Company’s common stock.

As of March 31, 2004 the Company's working capital deficit decreased approximately $144,000 from a working capital deficit of approximately $1,445,000 at March 31, 2003, to a working capital deficit of approximately $1,301,000 at March 31, 2004. The decrease in working capital deficit was attributable primarily to an increase in cash, accounts receivable, inventory and prepaid expenses offset by increases in accounts payable, accrued expenses, and customer deposits.

Net cash flow from operating activities was approximately $473,000 during the year ended March 31, 2004, compared to approximately $275,000 for the same period a year earlier. The increase of approximately $198,000 was primarily attributable to increases in net income, depreciation and amortization, inventory reserve, amounts due factor, and customer deposits, offset by increases in accounts receivable and inventory.  Net cash used in investing activities were approximately $306,000 and $162,000 for fiscal 2004 and 2003, respectively. The increase of approximately $144,000 resulted from higher purchases of property and equipment and film masters and artwork.

The Company during the year ended March 31, 2004, used approximately $65,000 in cash flows used in financing activities primarily for the reductions in cash overdraft and repayment of notes payable, compared to approximately $122,000 during the year ended March 31, 2003, used mainly for repayment of the Company’s loan obligations.

Factoring Agreements. On August 30, 1996, the Company entered into a financing agreement with a financial institution for a maximum borrowing of up to $2,500,000.  The agreement called for a factoring of the Company's accounts receivable, and an asset-based note related to the Company's inventories.  Subsequently, on October 29, 1999, the financial institution sold its financing agreement covering the factoring of the Company's accounts receivable to a factoring institution located in Dallas, Texas.  The original financial institution retained the asset-based note related to the Company's inventories which was subsequently retired by the Company.  Substantially all assets of the Company have been pledged as collateral for the borrowings.

The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding.  The inventory portion of the borrowings was determined by the lesser of i) $800,000, ii) 25% of our finished toy inventory or iii) 55% of the clients finished videotape inventory.  The cost of funds for the inventory portion of the borrowings was at 1.4% per month on the average loan balance each month.  During the year ended March 31, 2003, the inventory portion of the borrowings of $103,777 together with all accrued interest was paid in full.  Substantially all of the accounts receivable as of March 31, 2004 and 2003 have been factored and pledged as collateral under the factoring agreement.

During the year ended March 31, 2004, the Company did not derive any funds from the sale of its common stock.  In fiscal 2003, it received $62,500 from the exercise of stock options. In fiscal year 2003, the Company issued 2,500,000 shares of its common stock at an exercise price of $0.005 upon the exercise of options in settlement of $12,500 in accounts payable.

During fiscal year 2004, the Company was in default under certain provisions of the Securities Purchase Agreements entered into during fiscal years 2001 and 2002 in connection with the sale of 87 shares of its Series “B” Convertible Preferred Shares.  To mitigate the potential impact of the default, the Company, on April 15, 2004, concluded several transactions that converted all the outstanding shares of the Company’s Series B Convertible Preferred Shares, noted as follows:

Three holders of record of the Company’s Series B Convertible Preferred Shares representing an aggregate of 25 Series B Convertible Preferred Shares entered into a “Letter Agreement to Convert Preferred Shares”, whereby such holders of the Series B Convertible Preferred Shares agreed to convert their respective shares and any liquidated damages and accrued interest in the aggregate amount of approximately $50,000 into shares of the Company’s common stock at a conversion price of $0.01 per share.  The holders further agreed to exercise their portion of any liquidated damages and accrued interest of $50,000 when the stockholders of the Company approved the increase in the authorized shares of the Company.  As part of this letter agreement such holders canceled and returned to the Company warrants to purchase 2,250,000 shares the Company’s common stock at a price $.02 per share issued to them in conjunction with the Series B Convertible Preferred Shares.

Four holders (the “Sellers”) of record of the Company’s Series B Convertible Preferred Shares representing an aggregate of 57½ Series B Convertible Preferred Shares entered into a “Securities Purchase Agreement” to sell all of their respective portion of the Company’s Series B Convertible Preferred Shares to two accredited investors, (the “Buyers”).  Under the terms of the Securities Purchase Agreement the Buyers agreed to convert their respective shares of the Company’s Series B Convertible Preferred Shares into the shares of the Company’s common stock at $0.01 per share.  The Sellers canceled and returned to the Company 8,700,000 warrants to purchase the Company’s common stock at price of $0.02 shares in conjunction with their respective Series B Convertible Preferred Shares at the closing date of such purchase agreement on April 15, 2004.  The Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares of the Company’s common stock at $0.01 per share as soon as the stockholders of the Company approve the increase in the authorized shares of the Company.

Concurrent with these transactions, all of the Company’s outstanding Series B Convertible Preferred Shares, which amounted to 82.5 shares, were converted on April 15, 2004, into approximately 82,353,000 shares of Common Stock at an exercise price of $.01 per share.

In connection with the restructuring of the terms of the recent “Letter of Agreement to Convert Preferred Shares” and “Securities Purchase Agreement”, entered into by the previous holders of the 82½ shares of the Company’s Series B Convertible, the Company has recorded as of March 31, 2004, an aggregate amount of approximately $231,000 of accrued interest and liquidated damages.  In order to convert such accrued interest and liquidated damages, the Company’s stockholders will have to approve an increase in the number of authorized shares of common stock.

GOING CONCERN

During the years ended March 31, 2004 and 2003, our independent auditors’ reports contained a going concern qualification and we have included the following plan of operation to address such concerns.  As reflected in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable.   Moreover, the Company may have difficulty raising additional equity capital prior to increasing the number of authorized shares the reasons discussed above.   These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis or Plan of Operations of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, financing operations, and contingencies and litigation.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, and inventory valuation allowance. These accounting policies are in the notes to the consolidated financial statements included in this Annual Report on Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

Diamond Entertainment Corporation and Subsidiaries

Consolidated Financial Statements

March 31, 2004 and 2003

C O N T E N T S

Independent Auditors' Report

F-2

Consolidated Balance Sheets

F-3 to F-4

Consolidated Statements of Operations

F-5

Consolidated Statements of Stockholders' Equity

F-6

Consolidated Statements of Cash Flows

F-7 to F-8

Notes to Consolidated Financial Statements

F-9 to F-37

INDEPENDENT AUDITORS' REPORT

To the stockholders and Board of Directors of

Diamond Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred in prior years losses and a negative cash flow from operations. These matters, as well as incurred capital deficit, raise substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also discussed in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pohl, McNabola, Berg and Company, LLP

Orange, California

June 10, 2004

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AND 2003

	2004	2003
Assets
Current Assets
Cash and cash equivalents	$109,295	$6,990
Accounts receivable, net of allowance for
doubtful accounts of $79,462 and $87,570, respectively	878,588	196,426
Inventory	946,925	759,372
Due from related parties	161,111	208,808
Prepaid expenses and other current assets	65,933	2,872

Total Current Assets	2,161,852	1,174,468

Property and Equipment (net of accumulated
depreciation of $762,375 and $676,613, respectively)	142,018	217,904

Film Masters and Artwork (net of accumulated
accumulated amortization of $4,321,951 and $4,084,783, respectively)	346,883	300,818

Other Assets	39,456	26,814

Total Assets	$2,690,209	$1,720,004

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF MARCH 31, 2004 AND 2003

	2004	2003
Liabilities and Stockholders' Deficit
Current Liabilities
Bank overdraft	$234,365	$270,153
Accounts payable and accrued expenses	1,986,701	1,788,294
Due to factor	707,517	113,449
Notes payable - current portion	28,350	37,800
Due to related parties - notes payable	372,374	363,718
Customer Deposits	133,330	45,813

Total Current Liabilities	3,462,637	2,619,227

Notes payable, less current portion	-	28,350

Total Liabilities	3,462,637	2,647,577

Stockholders' Deficit
Convertible preferred stock, no par value; 4,999,863 and
5,000,000 shares authorized in 2004 and 2003, respectively; 483,251
issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Series A convertible preferred stock, $10,000 per share
stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Series B convertible preferred stock, $10,000 per share
stated value; 87 shares authorized; 83 and 84 issued and outstanding in 2004 and 2003, respectively	1,101,837	1,111,837
Common stock, no par value; 600,000,000 shares
authorized; 489,057,359 and 481,365,051 issued and outstanding
In 2004 and 2003, respectively	17,319,122	17,129,122
Accumulated deficit	(19,992,577)	(20,077,722)

Total Stockholders' Deficit	(772,428)	(927,573)

Total Liabilities and Stockholders' Deficit	$2,690,209	$1,720,004

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDING  MARCH 31, 2004 AND 2003

	2004	2003
Income
Revenues	$4,997,973	$3,253,110
Cost of goods sold	2,919,209	2,149,133

Net Profit	2,078,764	1,103,977

Operating Expenses
Selling and marketing expenses	682,732	546,614
Administrative expenses	1,051,511	808,858
Total Operating Expenses	1,734,243	1,355,472

Income from Operations	344,521	(251,495)

Other Income and Expense
Other income (expense)	(1,771)	(16,398)
Interest Income	14,749	13,441
Impairment of equity investment	-	(60,158)
Interest Expense	(249,295)	(225,156)

Total Other Income and Expense	(236,317)	(288,271)

Income (Loss) Before Provision for Income Taxes	108,204	(539,766)

Provision for Income Taxes	(23,059)	-

Net Income (Loss)	$85,145	$(539,766)

Earning/Loss Per Share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Number of shares used in calculation of earnings/loss per share
Basic	488,477,876	474,581,345
Diluted	488,477,876	474,581,345

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDING MARCH 31, 2004 AND 2003

	Convertible		Series A Convertible		Series B Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Stock	Equity
Balance at March 31, 2002	483,251	376,593	40	471,400	87	1,146,837	457,634,142	17,129,122	(19,537,956)	(48,803)	(462,807)
Exercise of common stock options:
Cash	-	-	-	-	-	-	12,500,000	62,500	-	-	62,500
Settlement of accounts payable	-	-	-	-	-		2,500,000	12,500	-	-	12,500
Conversion of Series B convertible
Preferred stock to common stock	-	-	-	-	(3)	(35,000)	8,730,909	35,000	-	-	-
Net loss	-	-	-	-	-	-	-	-	(539,766)	-	(539,766)
Balance at March 31, 2003	483,251	$376,593	40	$471,400	84	$1,111,837	481,365,051	$17,239,122	$(20,077,722)	$(48,803)	$(927,573)
Conversion of Series B convertible
Preferred stock to common stock	-	-	-	-	(1)	(10,000)	7,692,308	10,000	-	-	-
Pref. Warrants issued for consulting service	-	-	-	-	-	-	-	70,000	-	-	70,000
Net loss	-	-	-	-	-	-	-	-	85,145	-	85,145
Balance at March 31, 2004	483,251	$376,593	40	$471,400	83	$1,101,837	489,057,359	$17,319,122	$(19,992,577)	$(48,803)	$(772,428)

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDING MARCH 31, 2004 AND 2003

	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$85,145	$(539,766)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities
Depreciation and amortization	322,938	216,739
Provision for doubtful accounts	(8,108)	(19,288)
Inventory reserve	(104,824)	(287,805)
Issuance of equity instruments as compensation and other fees	-	12,500
Impairment of equity investment	-	60,158
Issuance of warrants for consulting service	70,000	-
Changes in certain assets and liabilities
Due from related party	47,697	59,627
Accounts receivable	(674,054)	180,001
Inventory	(82,729)	493,419
Prepaid expenses and other current assets	(63,061)	34,400
Due to factor	594,068	(46,298)
Accounts payable and accrued expenses	198,407	308,971
Customer deposits	87,517	(197,811)

Net Cash Provided by Operating Activities	472,996	274,847

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,876)	(10,551)
Other assets	(12,642)	6,623
Purchase of film masters and artwork	(283,241)	(157,684)

Net Cash Used in Investing Activities	(305,759)	(161,612)

Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft	(35,788)	260,330
Net repayments of financing agreement	-	(103,777)
Payments of notes payable	(37,800)	(37,800)
Payments of notes payable (related party)	8,656	(303,140)
Proceeds from the exercise of options	-	62,500

Net Cash Used in Financing Activities	(64,932)	(121,887)

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDING MARCH 31, 2004 AND 2003

	2004	2003

Net Increase (Decrease) in Cash and Cash Equivalents	102,305	(8,652)

Cash and Cash Equivalents - Beginning of Year	6,990	15,642

Cash and Cash Equivalents - End of Year	$109,295	$6,990

Supplemental Information:
Cash Paid for:
Interest expense	$210,264	$157,888
Income taxes	$4,000	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended March 31, 2004:

The Company converted one share of Series B convertible preferred stock into 7,692,308 shares of its common stock.

The Company issued 35,000,000 warrants for the issuance of common stock at $0.012 per share for $70,000 in consulting services.

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

MARCH 31, 2004 AND 2003

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

Nature of Business

The Company is in the business of distributing and selling videocassettes, general merchandise, patented toys, furniture and Cine-Chrome gift cards, through normal distribution channels throughout the United States and through a web site.  As of March 31, 2004 and 2003, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources.  These product lines have been reflected as two reportable segments as follows:

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

MARCH 31, 2004 AND 2003

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company had $2,083 in deposits as of March 31, 2003, with financial institutions subject to a credit risk beyond the insured amount.

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method.  Inventory consists primarily of videocassettes, general merchandise, patented toys, furniture and Cine-Chrome gift cards.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were approximately $32,042 and $16,454 for the years ended March 31, 2004 and 2003, respectively.

Shipping Costs

Shipping costs are not separately billed to customers and are included in Selling and marketing expenses in the amounts of $229,658 and $160,235 for 2004 and 2003, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

1.

Summary of Significant Accounting Policies (continued)

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

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation” became effective for the Company.  SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

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

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income.”  SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income consists of net income and unrealized gains (losses) on available for sale marketable securities and is presented in the consolidated statements of shareholders' equity and comprehensive income.  The Statement requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

1.

Summary of Significant Accounting Policies (continued)

Earnings (Loss) per Share

SFAS No. 128, "Earnings per Share," requires presentation of basic earning/loss per share ("Basic EPS/LPS") and diluted earning/loss per share ("Diluted EPS/LPS").  The computation of basic earning/loss per share is computed by dividing income/loss available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earning/loss per share gives effect to all dilutive potential common shares outstanding during the period.  The computation of diluted EPS/LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on income/losses.

The shares used in the computation of earning/loss per share were as follows:

	March 31,
	2004	2003

Basic	488,477,876	474,581,345

Diluted	488,477,876	474,581,345

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

MARCH 31, 2004 AND 2003

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

MARCH 31, 2004 AND 2003

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

MARCH 31, 2004 AND 2003

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

2.

Going Concern

As reflected in the accompanying consolidated financial statements, while the Company was marginally profitable during the current year, the Company historically has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable.  These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

MARCH 31, 2004 AND 2003

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

3.

Accounts Receivable

Accounts receivable as of March 31, 2004 and 2003, net of allowance for doubtful accounts were $878,588 and $196,426, respectively.  Substantially all of the accounts receivable as of March 31, 2004 and 2003 have been factored and pledged as collateral under a factoring agreement (see Note 9).

The Company reviews accounts receivable periodically during the year for collectability.  An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

3.

Accounts Receivable (continued)

As of March 31, 2004 and 2003, the Company had an allowance for doubtful accounts of $79,462 and $87,570, respectively.

4.

Inventory

Inventory consisted of the following as of:

	March 31,
	2004	2003

Raw materials	$707,467	$535,579
Finished goods	467,937	557,096

	1,175,404	1,092,675
Less: valuation allowance	(228,479)	(333,303)

Inventory, net	$946,925	$759,372

Allowance

An allowance has been established for inventory totaling $228,479 and $333,303 as of March 31, 2004 and 2003, respectively.  This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory, which has been:

(a)

restricted to specified distribution territories as a result of legal settlements;

(b)

inventory, which has passed its peak selling season; and

(c)

deemed to be non-salable.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

5.

Related Party Transactions

The Company has related party transactions with several officers, directors and other related parties.  The following summarizes related party transactions.

Due from related parties:

	March 31,
	2004	2003

a) Principal and interest from Officer	$115,811	$165,008

b) GJ Products	45,300	43,800

	$161,111	$208,808

a)

As of March 31, 2004 and 2003, the Company had $71,792 and $135,030, respectively, due from an officer of the Company.  Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance and totals $44,019 and $29,978 as of March 31, 2004 and 2003, respectively.  The loan is due on demand.

b)

As of March 31, 2004 and 2003, the Company had a miscellaneous receivable due from GJ Products (shareholder) of $45,300 and $43,800, respectively.

Due to related parties - notes payable:

	March 31,
	2004	2003
a) Note payable – American Top Real Estate, Inc. (“ATRE”)	$322,374	$263,718

b) Convertible note payable - Jeffrey Schillen	50,000	100,000
	372,374	363,718
Less: current portion	(372,374)	(363,718)
Long term	$-	$-

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

5.

Related Party Transactions (continued)

a)

Note Payable - ATRE As of March 31, 2004 and 2003, the Company was advanced $322,374 and $263,718, from ATRE (see Note 8), bearing interest at the rate of 10% per annum, and due on demand.

b)

Convertible Debenture - Related Party:  The debenture bears interest at 10% per year with principal and interest due on the first anniversary of the date of issuance.  The note is due on demand.  The note also calls for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.05 per share.  During the year ended March 31, 2004, the $50,000 was paid on the note and as of March 31, 2004, the balance remaining is $50,000 and is not converted, and accrued interest is $42,115.

Automobile expense

During 2004, the company recorded expense of $7,150 for a leased vehicle for the use of Jeffrey Schillen.

Issuance of stock options

During the years ending March 31, 2004 and 2003, the Company issued various stock options to certain related parties.  (See note 14).

6.

Property and Equipment

Property and equipment consisted of the following as of:

	March 31,
	2004	2003
Furniture and equipment	$862,633	$852,757
Automobile	24,487	24,487
Leasehold improvements	17,273	17,273
	904,393	894,517
Less: accumulated depreciation
and amortization	(762,375)	(676,613)
Furniture and equipment, net	$142,018	$217,904

Depreciation and amortization expense for the years ended 2004 and 2003 was $85,933 and $88,723, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

7.

Film Masters and Artwork

Film Masters and Artwork consisted of the following as of:

	March 31,
	2004	2003
Intellectual property	$3,365,787	$3,359,187
Other film masters and artwork	1,303,047	1,026,414
	4,668,834	4,385,601
Less: accumulated amortization	(4,321,951)	(4,084,783)
Film Masters and Artwork, net	$346,883	$300,818

Amortization expense for the years ended March 31, 2004 and 2003 was $237,164 and $128,016, respectively.

The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period.  Film masters consist of original "masters", which are purchased for the purpose of reproducing videocassettes that are sold to customers.  In accordance with SFAS No. 121, film masters and related artwork are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  As of March 31, 2004 and 2003, no such events have occurred.

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

MARCH 31, 2004 AND 2003

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

The asset-based note was terminated on November 15, 2002.  The Company paid interest of approximately $114,068 and $95,181 for the years ended March 31, 2004 and 2003, respectively.  The financing agreement and factor advances were as follows:

	March 31,
	2004	2003
Due to factor payable	$707,517	$113,449

10.

Notes Payable

Notes payable represent the following as of:

	March 31,
	2004	2003
Production Equipment	$28,350	$66,150
Less current	(28,350)	(37,800)
Long term	$-	$28,350

During the year ended March 31, 2002, the Company incurred a three-year note in the amount of $113,400, bearing interest at 10% to purchase a Sony printer for in house video duplication.  The balance of such note at March 31, 2004 and 2003 was $28,350 and $66,150, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

11.

Commitments and Contingencies

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years.  The Company licenses titles of films not yet covered by public domain.  The Company produces duplicate videos and DVDs for sale.  Certain agreements include minimum guaranteed payments.  For the years ended March 31, 2004 and 2003, royalty expense was $27,583 and $57,745, respectively, pursuant to these agreements.

Video Agreements

The Company has entered into various agreements to manufacture, duplicate and distribute videos.  Commissions are paid based upon the number of videos sold.

Employment Agreements

In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000.  For the year 1996, one of the officers' employment agreements was amended to increase his annual salary by $30,000.  These agreements terminate in the year 2005 and are adjusted annually in accordance with the Consumer Price Index.  The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company.  The officers at current market prices in installment payments with a five-year promissory note with interest can purchase the common stock at 6% per annum.  As of March 31, 2004 and 2003, the officers did not purchase these shares.

Lease Commitments

The Company leases office and storage facilities under an operating lease, which originally expired in January 2003 and was extended through July 2003.  The Company has negotiated a month-to-month lease commencing August 2003. The monthly rent expense is $12,000.

Rent expense for the years ended March 31, 2004 and 2003 was approximately $144,000 and $135,225, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

12.

Stockholders' Deficiency

Common Stock

As of March 31, 2003, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value.  As of March 31, 2004 and 2003, 489,057,359 and  481,365,051 shares were issued and outstanding.

During, the years ended March 31, 2004 and 2003, the Company had the following significant issuances of its common stock:

Common stock issued for exercise of stock options

During the year ended March 31, 2003, the Company issued 15,000,000 shares of its common stock for the exercise of 15,000,000 stock options.  The consideration received was $72,500 and for consulting services incurred and owed by the Company.

Conversion of Series B convertible preferred stock

During the year ended March 31, 2003, 8,730,909 shares of common stock were issued for the conversion of 4 Series B convertible preferred shares (see Series B convertible preferred stock).

During the year ended March 31, 2004, 7,692,308 shares of common stock were issued for the conversion of 1 series B convertible preferred share (see Series B convertible preferred stock).

Convertible Preferred Stock

As of March 31, 2004 and 2003, the Company had authorized 5,000,000 shares of no par value, convertible preferred stock.  The Company had issued 483,251 shares (of which 172,923 valued at $48,803 are held in treasury).  The preferred stock has:

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

12.

Stockholders' Deficiency (continued)

Series A Convertible Preferred Stock

As of March 31, 2004 and 2003, the Company had authorized 50 shares of convertible Series A preferred stock with a stated value of $10,000 per share. The Company had issued 40 shares.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

12.

Stockholders' Deficiency (continued)

Series B Convertible Preferred Stock

As of March 31, 2004 and 2003, the Company had authorized 87 shares of convertible Series A preferred stock with a stated value of $10,000 per share. The Company had 83 and 84 shares issued and outstanding at March 31, 2004 and 2003, respectively.

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

During the year ended March 31, 2003, 4 shares of Series B Convertible Preferred Stock with a stated value of $10,000 per share were converted into 8,730,909 shares of common stock at a price per share equaling 70% of the average closing bid prices of the Company’s common stock on any five trading days in the ten trading day period preceding the date of conversion.  The conversion prices ranged from $.00127 to $.00740 and totaled $35,000.

During the year ended March 31, 2004, 1 share of Series B Convertible Preferred Stock with a stated value of $10,000 per share was converted into 7,692,308 shares of common stock. at a price per share equaling 70% of the average closing bid prices of the Company’s common stock on any five trading days in the ten trading day period preceding the date of conversion.  The conversion price was $0.0013.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

13.

Warrants

The following schedules summarize warrants for the years ended :

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2004	Weighted Average Exercise Price

0.012	35,000,000	4.99	$0.012	35,000,000	$0.012

0.020	10,950,000	0.20	0.070	10,950,000	0.070

0.070	1,525,000	0.60	0.020	1,525,000	0.020

	47,475,000	4.59	$0.016	47,475,000	$0.016

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2003	Weighted Average Exercise Price

0.020	10,950,000	1.20	$0.070	10,950,000	$0.070

0.070	1,525,000	1.60	0.020	1,525,000	0.020

	12,475,000	1.30	$0.026	12,475,000	$0.026

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

13.

Warrants (continued)

Warrants Granted to Independent Consultant

During the year ended March 31, 2004, the Company’s board of directors approved the grant of stock warrants to an independent consultant to purchase an aggregate of 35,000,000 shares of its common stock.  These options have an exercise price of $0.012 and as of March 31, 2004 all of these option shares were vested.  As a result, the Company has recorded $70,000 in consulting expense.  These warrants were not issued as part of any of the Company’s registered Stock Option Plans.

Warrants Granted to Independent Consultant (continued)

The weighted average estimated fair value of warrants granted during 2004 was $0.002.  These amounts were determined using the Black-Scholes option-pricing model, which values options and warrants based on the stock price at the grant date, the expected life of the option or warrants, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes model were as follows for warrants granted in: Risk-free interest rate - 5.48%; Expected volatility of common stock - 400%; Dividend yield - 0.0%; Expected life of warrants 5 years.

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options and the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

14.

Common Stock Options

The following summarizes the common stock option transactions for the years ended :

Options issued and outstanding not under a stock option plan:

	Officers/ Directors	Consultants	Weighted Average Exercise Price
Options exercisable, March 31, 2002	26,000,000	16,000,000	$0.007

Granted	-	-	$0.000
Exercised	-	(15,000,000)	$0.005
Expired/cancelled	(2,000,000)	(1,000,000)	$0.005
Options exercisable, March 31, 2003	24,000,000	-	$0.006

Granted
Exercised
Expired/cancelled

Options exercisable, March 31, 2004	24,000,000	-	$0.006

Officers/directors

The options expire on various dates starting in September 2002 through August 2005.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

14.

Common Stock Options (continued)

2001 Stock Compensation Plan

The following summarizes the 2001 stock compensation plan transactions for the years ended :

	Stock Options Outstanding	Weighted Average Exercise Price
Options Exercisable and Outstanding, March 31, 2002	50,000,000	$0.006

Granted	-	0.000
Expired	-	0.000
Canceled	-	0.000

Options Exercisable and Outstanding, March 31, 2003	50,000,000	$0.006

Options Exercisable and Outstanding, March 31, 2004	50,000,000	$0.006

2001 Stock Compensation Plan (continued)

The Company's 2001 Stock Compensation Plan was established for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company.  The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006, which represented the fair value of the common stock on that date.  On July 24, 2001, 50,000,000 options to purchase the Company's common stock were granted to the select key employees, officers and a director of the Company expiring on July 24, 2004.  Of such options granted, James Lu, the President and Jeffrey Schillen, the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options to purchase were granted to Murray Scott, a Director of the Company.  The remaining balance of 15,000,000 options was granted to eight other key employees of the Company.  As of March 31, 2004 and 2003, none of the options that were granted under this plan were exercised.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

2000 Stock Compensation Plan

The following summarizes the 2000 stock compensation plan transactions for the years ended :

	Stock Options Outstanding	Weighted Average Exercise Price

Options, Exercisable and Outstanding, March 31, 2002	600,000	$0.050

Granted	-	$0.000
Expired	-	$0.000

Options, Exercisable and Outstanding, March 31, 2003	600,000	$0.050

Granted
Expired	(600,000)	0.050

Options, Exercisable and Outstanding, March 31, 2004	-	-

The Company's 2000 Stock Compensation Plan ("Plan") was established for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment Corporation with shares of common stock of the Company.  The Plan authorized the Board of Directors of the Company to sell or award up to 13,000,000 shares and/or options of the Company's common stock, no par value. The Plan expired on May 31, 2001, and the unissued outstanding balance of options of 5,100,000 shares to be awarded or sold in accordance with this plan was canceled.  These options were not exercised as of March 31, 2004.

During the period ended March 31, 2004, 600,000 of outstanding options expired.

The Company applies SFAS No. 123, and related interpretations, for stock options issued to consultants in accounting for its stock options.  Compensation expense has been recognized for the Company's stock-based compensation for consulting services in the amount of $12,500 for the year ended  March 31, 2003.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

14.

Common Stock Options (continued)

The following schedules summarize options for the years ended March 2004 and 2003:

2000 Stock Compensation Plan (continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2004	Weighted Average Exercise Price

0.006	74,000,000	0.30	$0.006	74,000,000	$0.006

	74,000,000	0.30	$0.006	74,000,000	$0.006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2003	Weighted Average Exercise Price

0.006	74,000,000	1.30	$0.006	74,000,000	$0.006

0.050	600,000	0.50	0.050	600,000	0.050

	74,600,000	1.29	$0.006	74,600,000	$0.006

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

14.

Common Stock Options (continued)

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

	2004	2003
Net Income (Loss):

As Reported	$85,145	$(539,766)

Pro Forma	$85,145	$(539,766)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.  The Company has not granted or modified any options for the years ended 2004 and 2003.

15.

Major Customers/Suppliers

Customers

For the year ended March 31, 2004, the Company had net sales to two customers that accounted for approximately 20% and 18%, respectively.

For the year ended March 31, 2003, the Company had net sales to two customers that accounted for approximately 26% and 16%, respectively.

Suppliers

For the year ended March 31, 2004, the Company purchased video and DVD products from three suppliers that accounted for approximately 73% of the Company's net purchases.  During such period, the percentage of net video/DVD product purchases made from such suppliers were 28%, 27% and 18%, respectively.

For the year ended March 31, 2003, the Company purchased video and DVD products from four suppliers that accounted for approximately 60% of the Company's net purchases.  During such period, the percentage of net video/DVD product purchases made from such suppliers were 40% and 20%, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

16.

Income Taxes

The components of the provision for income taxes are as follows:

	For The Years Ended March 31,
	2004	2003
Current Tax Expense
U.S. federal	$-	$-
State and local	23,059	-

Total Current	23,059	-

Deferred Tax Expense
U.S. federal	-	-
State and local	-	-

Total deferred	-	-

Total tax provision from continuing operations	$-	$-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended :

Federal income tax rate	(35.0)%
Effect of valuation allowance	35.0%

Effective income tax rate	0.0%

At March 31, 2004 and 2003, the Company had net carryforward losses of approximately $13,971,384 and $20,007,770, respectively.  Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established.  The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.  The net change in the valuation allowance for the years ended March 31, 2004 and 2003, decreased by approximately $2,449,743 and increased by approximately $394,220, respectively.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

16.

Income Taxes (continued)

	March 31,
	2004	2003
Deferred Tax Assets
Loss carryforwards	$4,868,417	$7,318,160
Less: valuation allowance	(4,868,417)	(7,318,160)

Net Deferred Tax Assets	$-	$-

Net operating loss carryforwards expire starting in 2007 through 2019.  Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

17.

Segment Information

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources.  During 2004 and 2003, the Company operated in two principal industries;

a) Video programs and other licensed products

b) General merchandise

	Year Ended March 31,

	2004	2003
Revenues:
Video programs and other licensed products	$4,978,300	$3,229,892
Merchandise	19,673	23,218
	$4,997,973	$3,253,110

COGS:
Video programs and other licensed products	$2,900,747	$2,121,890
Merchandise	18,462	27,243
	$2,919,209	$2,149,133

(Loss) gain before taxes:
Video programs and other licensed products	$122,426	$(566,075)
Merchandise	(14,222)	26,309
	$108,204	$(539,766)

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

17.

Segment Information (continued)

	Year Ended March 31,
	2004	2003
Depreciation and amortization:
Video programs and other licensed products	$322,938	216,739
Merchandise	-	-

	$322,938	216,739

Segment assets:
Video programs and other licensed products	$2,690,209	1,720,004
Merchandise	-	-

	$2,690,209	1,720,004

18.

Subsequent Events

Operating Leases

The Company entered into a three year rental agreement commencing April 1, 2004 for the office and warehouse space at 800 Tucker Lane in the City of Industry, California. The monthly expense is $12,000.

The future minimum lease payments under this lease are as follows:

Year ending March 31, 2005

$ 144,000

2006

   144,000

2007

   144,000

$432,000

On May 11, 2004, the Company entered into a month-to-month rental agreement commencing August 1, 2004 to lease office space at 18725 E. Gale Avenue in the City of Industry, California. The monthly expense is $1,642.

On April 15, 2004, the Company concluded several transactions that retired all the outstanding shares of the Company’s Series B Convertible Preferred Shares, noted as follows:

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

18.

Subsequent Events (Continued)

Three holders of record of the Company’s Series B Convertible Preferred Shares representing an aggregate of 25 Series B Convertible Preferred Shares entered into a Letter Agreement to Convert

Preferred Shares, whereby such holders of the Series B Convertible Preferred Shares agreed to convert their respective shares and any liquidated damages and accrued interest in the aggregate amount of approximately $50,000 into shares of the Company’s common stock at $0.01 per share.  The holders further agreed to exercise their portion of any liquidated damages and accrued interest of $50,000 when the stockholders of the Company approve the increase in the authorized shares of the Company.  As part of this letter agreement such holders canceled and returned to the Company warrants to purchase 2,250,000 shares the Company’s common stock at a price $.02 per share issued to them in conjunction with the Series B Convertible Preferred Shares.

Four holders (the “Sellers”) of record of the Company’s Series B Convertible Preferred Shares representing an aggregate of 57½ Series B Convertible Preferred Shares entered into a Securities Purchase Agreement to sell all of their respective portion of the Company’s Series B Convertible Preferred Shares to two accredited investors, (the “Buyers”).  Under the terms of the Securities Purchase Agreement the Buyers agreed to convert their respective shares of the Company’s Series B Convertible Preferred Shares into the shares of the Company’s common stock at $0.01 per share.  The Sellers canceled and returned to the Company 8,700,000 warrants to purchase the Company’s common stock at price of $0.02 shares in conjunction with their respective Series B Convertible Preferred Shares at the closing date of such purchase agreement on April 15, 2004.  The Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares of the Company’s common stock at $0.01 per share as soon as the stockholders of the Company approve the increase in the authorized shares of the Company.

Concurrent with these transactions, all of the Company’s outstanding Series B Convertible Preferred Shares, which amounted to 82.5 shares, were converted into approximately 82,353,000 shares of Common Stock at an exercise price of $.01 per share.

On April 1, 2004, the Company sold an aggregate of 22,500,000 shares of the Company’s common stock at a price of $0.01 per share pursuant to subscription agreements dated April 1, 2004, entered into with Jeffrey I Schillen, James Lu and Longview Fund LP, to purchase 2,500,000, 2,500,000 and 17,500,000 shares, respectively.

On April 15, 2004, the Company gave an aggregate of 3,500,000 shares of the Company’s common stock at a price of $0.01 per share to two of the Company’s consultants for consulting fees owed to the consultants in the aggregate amount of $35,000 pursuant to consulting agreements entered into on December 3, 2001.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 16, 2003, Diamond Entertainment Corporation’s (the “Company”) principal independent accountants, Stonefield Josephson, Inc., resigned as the Company’s principal independent accountant.  Stonefield Josephson, Inc., had been engaged, on August 8, 2002, by the Company as the principal independent accountant to audit the financial statements of the Company for the fiscal year ended March 31, 2003, replacing the firm of Merdinger, Fruchter, Rosen & Company, P.C.  Stonefield Josephson, Inc., was subsequently engaged, on May 19, 2003, to audit the financial statements of the Company for the year ended March 31, 2003.  Stonefield Josephson, Inc., has not rendered any report on the financial statements of the Company filed with the Securities and Exchange Commission (the “Commission”).

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

ITEM 8A.  CONTROLS AND PROCEDURES

The President/Co-CEO and the Chief Financial Officer of the Company have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is know by others within the Company.

Our President/Co-CEO and our Chief Financial Officer conduct updates and review and evaluate the effectiveness the Company’s disclosure controls and procedures and have concluded, based on their evaluation as of March 31, 2004, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company's current officers and directors consist of the following persons:

Name

Age

Position with Company

James K.T. Lu.

56

Chairman of the Board, President, Co-Chief Executive Officer,

  Co-Chairman, Secretary and Director

Jeffrey I. Schillen.

57

Executive Vice President, Sales and Marketing, Co-Chief Executive Officer,

   Co-Chairman  and Director

Murray T. Scott.

81

Director

Fred U. Odaka..

66

Chief Financial Officer

JAMES K.T. LU (Class 2 Director). Mr. Lu has been a director since February 1989, Chairman of the Board, Chief Executive Officer and Secretary since March 1, 1990, and President since July 1991. As of April 1, 2002, Mr. Lu became Co-Chairman and Co-CEO.   In a matter which had no relationship to our business or his activities as an officer of the Company or any subsidiaries thereof, Mr. Lu pled guilty in 2002 to one count of conspiracy to launder money and one count of violation of the Travel Act.   Mr. Lu entered into a cooperation agreement with the authorities and expects to conclude his supervised release soon.

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

Committees of the Board of Directors

The Company has no standing audit, nominating or compensation committee, or any committee performing similar functions.  All such functions are performed by the board of directors.   The Company is currently in the process of selecting qualified outside independent directors to serve on such committees.

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

Code of Ethics for Chief Executive Officer and Senior Financial Officers

On August 29, 2003, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers which is included in Item 13 as Exhibit 14 and may be accessed on the Company’s website, e-DMEC.com.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets  forth aggregate compensation earned by each Executive Officer for services rendered in all capacities during the year ended March 31, 2004, 2003 and 2002.

Summary Compensation Table

                                                  Annual Compensation              Long Term Compensation

                                               ------------------------  ------------------------------------------

                                                                           Awards                Payouts

                                                                         ------------ -----------------------------

                                                                         Securities                     All Other

                                                                         Underlying   LTIP Payouts    Compensation

Name and Principal Position          Year      Salary ($)    Bonus ($)   Options (#)       ($)             ($)

--------------------------------     ----      ----------- ------------  ------------ -------------- --------------

James K.T. Lu (1) President,         2004       150,000         0           0               0               21,731

Co-Chief Executive Officer and       2003        30,000         0           0               0               35,326

Secretary                            2002       150,000         0           0               0               28,060

Jeffrey I. Schillen (2)              2004       150,000         0           0               0               11,486

Co-CEO, Executive Vice               2003       150,000         0           0               0               14,942

President of Sales and               2002       120,000         0           0               0               15,813

Marketing

(1)   Mr. Lu’s annual salary was $150,000 during the fiscal year ended March 31, 2004.   His annual salary during the fiscal year ended March 31, 2003 was $30,000, as a result of his leave of absence.  Mr. Lu’s annual salary was $150,000 during the fiscal year ended March 31,2002 and he elected to defer a substantial portion of his salary for this period. During the fiscal years ended March 31, 2004, 2003 and 2002, Mr. Lu was paid salaries totaling $140,625, $30,000, and $68,846, respectively.

(2)   Mr. Schillen's annual salary was $150,000 during the fiscal years ended March 31, 2004 and 2003. His annual salary was $120,000 during the fiscal year ended March 31, 2002.  He elected to defer a substantial portion of his salary the year ended March 31, 2004, 2003 and 2002. During the fiscal years ended March 31, 2004, 2003 and 2002, Mr. Schillen was paid salaries totaling $82,500, $15,000 and $50,646 respectively.

OPTION/SAR GRANTS

The following table sets forth certain information with respect to the options granted and canceled during the year ended March 31, 2004, 2003 and 2002, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                                                         Percent of Total

                                                           Options/SARs

                                Number of Securities        Granted to

                               Underlying Options/SARs     Employees in      Exercise or Base

     Name               Year     Granted (Canceled)         Fiscal Year        Price ($/Sh)    Expiration Date

     ----               ----   -----------------------   ---------------     ----------------  ---------------

James K.T. Lu           2004                   --                   --                 --                --

Jeffrey I. Schillen     2004                   --                   --                 --                --

James K.T. Lu           2003           (2,000,000)               (2.6%)            $0.005           3/31/03

Jeffrey I. Schillen     2003                   --                   --                 --                --

James K.T. Lu           2002           20,000,000                26.3%             $0.006           7/12/04

James K.T. Lu           2002              600,000                  .8%             $0.005           4/22/04

James K.T. Lu           2002            2,000,000                 2.6%             $0.005           3/31/03

James K.T. Lu           2002            3,000,000                 3.9%             $0.005           3/31/05

James K.T. Lu           2002            3,500,000                 4.6%             $0.005           5/24/04

James K.T. Lu           2002           (600,000)               ( .8%)            $0.250           7/24/01

James K.T. Lu           2002           (2,000,000)               (2.6%)            $0.100           7/24/01

James K.T. Lu           2002           (3,000,000)               (3.9%)            $0.100           7/24/01

James K.T. Lu           2002           (1,000,000)               (1.3%)            $0.005           7/24/01

James K.T. Lu           2002           (2,500,000)               (3.3%)            $0.050           7/24/01

James K.T. Lu           2002           14,500,000                19.1%             $0.006          11/15/06

Jeffrey I. Schillen     2002           10,000,000                13.2%             $0.006           7/12/04

Jeffrey I. Schillen     2002              400,000                 0.5%             $0.005           4/22/04

Jeffrey I. Schillen     2002              750,000                 1.0%             $0.005           3/31/05

Jeffrey I. Schillen     2002            1,000,000                 1.3%             $0.005           5/24/04

Jeffrey I. Schillen     2002           (400,000)               ( .5%)            $0.250           7/24/01

Jeffrey I. Schillen     2002           (750,000)               (1.0%)            $0.100           7/24/01

Jeffrey I. Schillen     2002           (500,000)               (0.7%)            $0.100           7/24/01

Jeffrey I. Schillen     2002           (500,000)               (0.7%)            $0.050           7/24/01

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END

OPTION/SAR VALUES

The following table sets forth certain information with respect to options exercised during the fiscal year ended March 31, 2004 by the Named Executive Officers and with respect to unexercised options held by such persons at March 31, 2004

                                                 Number of Securities Underlying     Value of Unexercised

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

On April 23, 1996 we agreed to reserve 1,000,000 shares of common stock for distribution to Messrs. Lu and Schillen.  Such shares could be purchased for $.25 per share, in installment payments with a five year promissory note with interest at 6% per annum. On July 24, 2001, our Board of Directors approved the lowering of the exercise rate per share to $.005 to purchase such shares and extended the expiration date of such options to April 22, 2004. As of March 31, 2004 such officers had not purchased any of such shares.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth current information as of June 1, 2004, relating to the beneficial ownership of the outstanding shares of our common stock and preferred stock by (i) each person owning beneficially more than 5% of our common stock, (ii) each Director of the Company, (iii) each Named Executive Officer; and (iv) all Executive Officers and directors of the Company as a group. Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.

                                                                                          Percentage of

                                                                                          Common Stock

                                                                                            Assuming

                                       Common Stock   Percentage of      Preferred        Conversion of

               Name (1)                    Owned       Common Stock   Stock Owned (2)  Preferred Stock (3)

               --------                 -----------   -------------   ---------------  -------------------

James K. T. Lu (4)                      58,688,110         8.90%          209,287             8.96%

Diamond Entertainment Corporation

800 Tucker Lane

Walnut, CA  91789

Jeffrey I. Schillen (5)                 24,528,792         3.72%           36,282             3.73%

Diamond Entertainment Corporation

48 St. Lawrence Way

Marlboro, NJ  07746

Murray T. Scott (6)                      6,300,000          .96%           75,796              .98%

Diamond Entertainment Corporation

800 Tucker Lane

Walnut, CA  91789

American Top Real Estate Inc.           140,343,755       21.29%             0               21.29%

313 S.E. 199th Ave.

Camas, WA 98607

Stacey Stogner                           60,000,000        9.10%             0                9.10%

437 Mountain Ave.

Westfield, NJ 07090

Lu Li Chiu

           60,000,000

       9.10%             0               9.10%

Trident Chambers, Road Town

Tortola, BVI

All directors and executive officers

   89,516,902        13.58%          321,365            13.67%

as a group(3 persons) (7)

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

(4)  Mr. Lu is President, Co-Chief Executive Officer, Secretary and a director.  Includes 37,500,000 shares of common stock issuable upon exercise of warrants and options. .

(5)  Mr. Schillen is Co-Chief Executive Officer, Executive Vice President and a director. Includes  19,173,042 shares of common stock issuable upon exercise  of warrants, options, convertible notes and unpaid interest.

(6)  Mr. Scott is a director.  Includes 5,250,000 shares of common stock issuable upon exercise of warrants.

(7)  Represents 27,593,860 shares of common stock outstanding and 61,923,042 shares of common stock issuable upon exercise of warrants, options or convertible notes and interest at such time the shareholders approve the increase in the number of authorized shares of the Company

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

On September 1, 1997, we issued to each of Messrs. Lu and Schillen shares and granted warrants as consideration for agreeing to defer payment of their salaries. Mr. Lu was issued 3,000,000 shares of common stock and granted warrants to purchase an additional 3,000,000 shares of common stock at $0.10 per share through March 31, 1999. Mr. Schillen was issued 750,000 shares of common stock and granted warrants to purchase an additional 750,000 shares of common stock at $0.10 per share through March of 1999. The warrants are fully vested and were exercisable until March 31, 1999. In July of 2001, we extended the exercise periods of the warrants until March 31, 2005 and lowered the exercise price of the warrants from $0.10 to $0.005 per share.

During the quarter ended December 31, 1999, our Board of Directors authorized the conversion of approximately $1,880,725 in related party payables into one year 7% convertible promissory notes of $1,071,225 and $809,500 to GJ Products Corporation and American Top Real estate, Inc. ("ATRE"), respectively. The due dates of both notes were extended to September 30, 2001. The terms of the new convertible notes allowed us to make partial principal and interest payments from time to time and the holders of the convertible notes had the option to request such payments of the indebtedness evidenced by the notes either in lawful money of the United States or in an equivalent value consisting of our common stock, the number of shares to be determined by dividing the payment amount by the average twenty day bid price for our common stock during the twenty trading days prior to the date of such payment. Also, during the quarter ended December 31, 1999, GJ Products Corporation to which $1,071,225 in related parties note was owed by us, sold all of its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party. On July 24, 2001, we authorized and approved the issuance of 140,343,755 shares of the company's common stock to ATRE upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734.41 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001, and we also authorized and approved the issuance of 180,928,097 shares of our common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775.00 of its note and all accrued interest thereon in the amount of $138,257.63 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001.  As of March 31, 2004, we own 39.5% of ATRE.   Mr. Lu was President and a Director of ATRE until January 8, 2004, when he resigned his position as President of ATRE.

In March and June 1999, we issued callable convertible notes for $50,000 and $100,000 to James Lu and Jeffrey I. Schillen, respectively. The notes bear interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. Each note was extended for an additional year. The notes also call for any amount of the outstanding principal to be converted into restricted shares of our common stock at the option of the lenders at a conversion rate of $0.05 per share. The notes contain certain demand and piggyback registration rights. On July 24, 2001, we authorized and approved an amendment of the foregoing callable convertible whereby we reduced the conversion rate from. $0.05 to $0.005 and allowed the note holders to also convert any accrued interest against such notes. Also on July 24, 2001, we approved the issuance of 12,343,150 shares of our common stock to Mr. Lu upon conversion of his $50,000.00 note and accrued interest thereon in the amount of $11,715.75 as of July 23, 2001. As of March 31, 2004, the balance of Mr. Schillen’s note was $50,000 and was not converted.

On May 25, 1999, we issued to Mr. Lu, as a bonus, options to purchase 2,500,000 shares of our common stock at $0.05 and options to purchase 1,000,000 shares of our common stock at $0.10 per share. The options expired on May 24, 2004. On July 24, 2001 we lowered the exercise price of the warrants from $0.10 to $0.005 per share.

On May 25, 1999, we issued to Mr. Schillen, as a bonus, options to purchase 500,000 shares of common stock at $0.05 and options to purchase 500,000 shares of our common stock at $0.10 per share. The options expired on May 24, 2004. On July 24, 2001 we lowered the exercise price of the warrants from $0.10 to $0.005 per share.

On July 24, 2001, the Board of Directors of the Company approved the Company's 2001 Stock Compensation Plan dated July 13, 2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006. On July 13, 2001, 50,000,000 options to purchase the Company's common stock were granted to the selected key employees, officers and a director of the Company expiring on July 12, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options to purchase were granted to Murray Scott, a Director of the Company. The remaining balance of 15,000,000 options was granted to eight other key employees of the Company. As of March 31, 2004, none of the options granted under this plan were exercised.

On July 24, 2001, the Board of Directors of the Company authorized and approved, that it was in the best interest of the Company that the exercise rate ranging from $0.05 to $0.25 of outstanding options granted to the Company's key employees, officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 11,675,000 shares be amended and lowered to $0.005. Such outstanding options to purchase the Company's common stock included options granted to James Lu, Jeffrey Schillen, Murray Scott and three key employees of the Company of 9,100,000, 2,150,000, 250,000, and 175,000 shares, respectively.  Of such aggregate amount of option shares granted totaling 11,675,000, the balance remaining at June 1, 2004 totals 3,750,000 consisting of 3,000,000 and 750,000 shares granted to  Mr. Lu and Mr. Schillen, respectively, which expire on March 31, 2005.  The balance of 7,925,000 options expired and was canceled.

On November 16, 2001, Mr. Lu, the Company's president waived his right to exercise 29,000,000 of his outstanding stock options to provide for the company to meet the stock reserve requirement of it's convertible series B preferred stock and in consideration of waiving his aforementioned exercise rights and for his part in completing the sale of the company's convertible Series B preferred shares, Mr. Lu was awarded an option to purchase 14,500,000 shares of the company's common stock . The option expiring on November 15, 2006, will be exercisable at $0.006 per share.

During the years ended March 31, 2003, 2002 and 2001, the Company advanced $135,030, $222,520 and $101,366, respectively to an officer of the Company. Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance and totals $71,792 as of March 31, 2004. The loan is due on demand.

As of March 31, 2004 and 2003, the Company had a miscellaneous receivable due from GJ Products, a shareholder of the Company, totaling $43,800.

During the years ended March 31, 2004, 2002 and 2001, the Company had note payable of $322,374, $263,718 and $549,558 respectively from ATRE bearing interest at the rate of 10% per annum, and due on demand.  Mr. Lu was the President and a Director of ATRE and on January 8, 2004, Mr. Lu resigned from his position as the President. of ATRE.

On April 1, 2004, the Company sold an aggregate of 5,000,000 shares of the Company’s common stock at a price of $0.01 per share pursuant to subscription agreements dated April 1, 2004, entered into with Jeffrey I. Schillen and  James Lu, each purchasing 2,500,000 shares.

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

10.25  (4)

Consulting Agreement dated June 1, 2000 between the Company and Peter Benz.

10.26  (4)

Consulting Agreement dated June 1, 2000 between the Company and S. Michael Rudolph.

10.27  (4)

Consulting Agreement dated June 1, 2000 between the Company and Owen Naccarato.

10.28  (4)

2000 Stock Option Plan dated June 9, 2000.

10.29  (5)

Stonestreet Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.30  (5)

Stonestreet LP Warrant Agreement, November 2001

10.31  (5)

Stonestreet Corp Warrant Agreement, November 2001

10.32  (5)

Stonestreet Registration rights Agreement November 2001

10.33  (5)

Filter International Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.34  (5)

Filter International Warrant Agreement, November 2001

10.35  (5)

Filter International Registration rights Agreement November 2001

10.36  (5)

Kaufman Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.37  (5)

Kaufman Warrant Agreement, November 2001

10.38  (5)

Kaufman Registration rights Agreement November 2001

10.39  (5)

Alpha Capital Convertible Series B Preferred Stock Purchase Agreement, January 2002

10.40  (5)

Alpha Capital Warrant Agreement, January 2002

10.41  (5)

Alpha Capital and Balmore S.A Registration rights Agreement January 2002

10.42  (5)

Balmore S.A. Convertible Series B Preferred Stock Purchase Agreement, January 2002

10.43  (5)

Balmore S.A Warrant Agreement, January 2002

10.44  (3)

2000 Stock Option Plan dated June 9, 2000 (originally filed as Exhibit 10.16)

10.45  (6)

Lease dated January 6, 2000.

10.46  (8)

Bi-Coastal Common Stock Purchase Warrant dated March 26, 2004

10.47  (8)

Securities Purchase Agreement dated March 31, 2004, between four sellers and two buyers of our Series B

 Preferred Stock.

10.48   (8)

Longview Fund, LP Subscription Agreement dated April 1, 2004.

10.49   (8)

James Lu Subscription Agreement dated April 1, 2004.

10.50   (8)

Jeff Schillen Subscription Agreement dated April 1, 2004.

14.1      (8)

Diamond Entertainment Corporation Code of Ethics dated August 29, 2003

21.1     (8)

Subsidiaries of the Registrant.

31.1    (8)

Certification of President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted

   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    (8)

Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section

   302 of the Sarbanes-Oxley Act of 2002.

32.1    (8)

Certification of President and Co-Chief Executive Officer Pursuant to Rule 13-14 or Rule 15-14 of The

   Securities and Exchange Act of 1934 as adopted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2    (8)

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

      No. 333-86570).

(6)  Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31,

       2002, filed July 16, 2002, File Number 0-17953.

(7)  Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31,

       2003, filed March 15, 2004, File Number 0-17953.

(8)  Filed herewith.

(b)   Reports on Form 8-K

None.

ITEM 14.       Principal Accounting Fees and Services.

       The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended March 31, 2004 and 2003.

Fee Category	Fiscal 2004 Fees ($)	Fiscal 2003 Fees ($)
Audit Fees [1]	36,000	74,500
Audit-Related Fees [2]	0.0
Tax Fees [3]	3,500	4,300
All Other Fees [4]	0	0
Total Fees	39,500	78,800

_____________

1.

Audit Fees.     Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended March 31, 2004 and 2003, and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-QSB for those fiscal years.

2.

Audit-Related Fees.     Consists of fees billed for services rendered to Registrant for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.

3.

Tax Fees.     Consists of fees billed for services rendered to Registrant for tax services, which generally include fees for corporate tax planning, consultation and compliance.

4.

All Other Fees.     Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended March 31, 2004 and 2003.

        None of the "audit-related," "tax" and "all other" services in 2004 and 2003, as defined above, were approved by an Audit Committee in reliance on the de minimus exception to the pre-approval requirements under federal securities laws and regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND ENTERTAINMENT CORPORATION

Dated:  June 29, 2004

By:   /s/ James K.T. Lu

James K.T. Lu

President and Co-Chief Executive Officer

Dated:  June 29, 2004

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

June 29, 2004

-----------------                  Officer, Secretary and

James K.T. Lu               Director

/s/ Jeffrey I. Schillen     Co-Chief Executive Officer,

June 29, 2004

-----------------------           Executive Vice President and

Jeffrey I. Schillen          Director

/s/ Murray T. Scott        Director

June 29, 2004

-----------------------

Murray T. Scott