Form 10QSB
period 2004-06-30
DIAMOND ENTERTAINMENT CORP
filed 2004-08-20
CIK 847420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   [X] QUARTERLY REPORT UNDER SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE EXCHANGE ACT

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

As of June 30, 2004, there were 597,409,872 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one):
                        YES   [   ]     NO   [X]

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1:  Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2004 [Unaudited]
   and March 31, 2004....................................................   3-4

   Condensed Consolidated Statements of Operations for the three months
   ended June 30, 2004 and 2003 [Unaudited]..............................    5

   Condensed Consolidated Statements of Cash Flows for three months ended
   June 30, 2004 and 2003 [Unaudited]....................................   6-7

   Notes to Condensed Consolidated Financial Statements [Unaudited]......  8-22


Item 2:  Management's Discussion and Analysis or
         Plan of Operations.............................................. 23-29

Item 3:  Controls and Procedures.........................................   29


Part II.  Other Information

Item 1:  Legal Proceedings..... .........................................   29

Item 2:  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities .................................   29

Item 3:  Defaults Upon Senior Securities.................................   31

Item 4:  Submission of Matters to a Vote of Security Holders.............   31

Item 5:  Other Information...............................................   31

Item 6:  Exhibits and Reports on Form 8-K................................   31

Signatures...............................................................   32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30,        March 31,
                                                                       2004             2004
                                                                    ------------    -----------
                                                                    (Unaudited)
         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $     63,164    $   109,295
   Accounts receivable, net of allowance for
     doubtful accounts of $88,462 and $79,462                            522,614        878,588
   Inventory                                                           1,364,082        946,925
   Due from related parties                                              162,862        161,111
   Prepaid expenses and other current assets                             100,146         65,933
                                                                    ------------    -----------

     Total current assets                                              2,212,868      2,161,852

PROPERTY AND EQUIPMENT, less
    accumulated depreciation of $778,249 and $762,375                    131,200        142,018

FILM MASTERS AND ARTWORK, less accumulated
    amortization of $4,369,025 and $4,321,951                            419,206        346,883

INVESTMENT IN EQUITY SUBSIDIARY                                                -              -

OTHER ASSETS                                                             106,296         39,456
                                                                    ------------    -----------

       TOTAL ASSETS                                                 $  2,869,570   $  2,690,209
                                                                    ============    ===========







The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                     June 30,        March 31,
                                                                       2004             2004
                                                                    ------------    -----------
                                                                    (Unaudited)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                                   $    268,863    $   234,365
   Accounts payable and accrued expenses                               2,225,459      1,986,701
   Due to factor                                                         412,003        707,517
   Notes payable - current portion                                        18,900         28,350
   Due to related parties - notes payable                                423,374        372,374
   Customer Deposits                                                      15,722        133,330
                                                                    ------------    -----------
     Total current liabilities                                         3,364,321      3,462,637
                                                                      ------------    -----------

       TOTAL LIABILITIES                                               3,364,321      3,462,637
                                                                    ------------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                                         -              -

STOCKHOLDERS' DEFICIENCY
   Convertible  preferred  stock, no par value; and
     5,000,000 shares authorized; 483,251 issued (of which
     172,923 are held in treasury)                                       376,593        376,593
   Treasury stock                                                     (   48,803)   (    48,803)
   Series A convertible preferred stock, $10,000 per share
     stated value; 50 shares authorized; 40 issued and
     outstanding                                                         471,400        471,400
   Series B convertible preferred stock, $10,000 per share
     stated value; 87 shares authorized; 0 and 83 issued
     and outstanding                                                           -      1,101,837
   Common stock, no par value; 600,000,000 shares authorized;
     597,409,872 and 489,057,359 issued and outstanding               18,584,485     17,319,122
   Accumulated deficit                                               (19,878,426)   (19,992,577)
                                                                    ------------    -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                                  (   494,751)   (  772,428)
                                                                    ------------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                                                 $  2,869,570    $ 2,690,209
                                                                    ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the Three Months Ended
                                                                       June 30,
                                                         --------------------------------
                                                              2004              2003
                                                         -------------    ---------------
SALES - net                                              $   1,412,644    $       584,354

COST OF GOODS SOLD                                             746,664            449,523
                                                         -------------    ---------------

GROSS PROFIT                                                   665,980            134,831

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   491,746            330,146
                                                         --------------    --------------

PROFIT/(LOSS) FROM OPERATIONS                                  174,234          ( 195,315)
                                                         --------------    --------------

OTHER INCOME (EXPENSE)
   Interest expense                                           ( 74,469)          ( 53,034)
   Interest income                                               2,059              2,373
   Other income (expense)                                       13,327           ( 17,550)
                                                         --------------   ---------------
     Total other income (expense)                            (  59,083)          ( 68,211)
                                                         --------------   ---------------

PROFIT/(LOSS)BEFORE PROVISION FOR INCOME TAXES                 115,151         ( 263,526)

PROVISION FOR INCOME TAXES                                      (1,000)                -
                                                         -------------    ---------------

NET PROFIT/(LOSS)                                        $     114,151   $    (  263,526)
                                                         ==============   ===============
NET LOSS PER SHARE
   Basic                                                 $    (   0.00)   $      (   0.00)
                                                         =============    ===============
   Diluted                                               $    (   0.00)   $      (   0.00)
                                                         =============    ===============
WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING
   Basic                                                   581,179,815        474,994,910
                                                         =============    ===============
   Diluted                                                 581,179,815        474,994,910
                                                         =============    ===============


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the Three Months Ended
                                                                                June 30,
                                                                      ---------------------------
                                                                          2004            2003
                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net profit/loss                                                    $   114,151    $(   263,526)
     Adjustments to reconcile net profit/loss to net cash
       used in operating activities:
       Depreciation and amortization                                       62,940          93,578
       Provision for doubtful accounts                                      9,000           8,988
       Inventory reserve                                                   30,000      (   92,650)

   Changes in certain assets and liabilities (Increase) decrease in:
        Due from related party                                         (    1,751)     (    9,630)
        Accounts receivable                                               346,974      (  164,604)
        Inventory                                                      (  447,157)        146,899
        Prepaid expenses and other current assets                      (   34,213)          1,487
        Other assets                                                   (   66,840)              -
       Increase (decrease)
        Due to factor                                                   ( 295,514)         44,245
        Accounts payable and accrued expenses                             238,758          90,384
        Customer deposits                                               ( 117,608)         10,371
        Issuance of Common Stock for Consulting                            35,000               -
        Due From Series B Preferred Shareholder                         (   1,474)              -
                                                                      ------------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     ( 127,734))      (134,458)
                                                                      ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                     (   5,056)              -
 Purchase of film masters and artwork                                   ( 119,389)     (   57,370)

                                                                      ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                   ( 124,445)     (   57,370)
                                                                      ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                                   34,498          26,373
   Proceeds (payments) of notes payable                                (    9,450)     (    6,300)
   Proceeds (payments) of notes payable (related party)                    51,000         168,200
   Proceeds from Sale of Common Stock                                     130,000               -
                                                                         -----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 206,048         188,273
                                                                      -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)

                                                                      For the Three Months Ended
                                                                               June 30,
                                                                        ---------------------------
                                                                          2004            2003
                                                                      -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     ( 46,131)      (   3,555)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           109,295           6,900
                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $    63,164     $     3,345
                                                                      ===========     ===========


SUPPLEMENTAL INFORMATION
  CASH PAID FOR:
     Interest expense                                                 $    78,447     $    16,525
                                                                      ===========     ===========
     Income taxes                                                     $    16,000     $       602
                                                                      ===========     ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Series B preferred stock into common stock              $  1,100,364    $    10,000
Issuance of Common Stock for Consultant Fees Owed                     $     35,000    $         -


The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The accompanying consolidated financial statements include the accounts of Diamond Entertainment Corporation (the "Company"), organized under the laws of the State of New Jersey on April 3, 1986 and its wholly owned subsidiaries:

          1) Jewel Products International, Inc. ("JPI") incorporated under the laws of the state of California on November 25, 1991;

          2)   Saledirect123.com ("Sales Direct")   formerly   known   as  Grand
               Duplication ("Grand"), incorporated under the laws of the state of California on August 13, 1996; and


          3) Galaxy Net ("Galaxy"), incorporated under the laws of the state of Delaware on July 15, 1998.

          4) E-DMEC Corporation ("e-DMEC") incorporated under the laws of the state of California on 4/30/85.

          All intercompany transactions and balances have been eliminated in consolidation.

          Interim Financial Statements
          ---------------------------
          The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending March 31, 2005. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2004.

          Nature of Business
          ------------------
          The Company is in the business of distributing and selling videocassette/DVD programs, and general merchandise, through normal distribution channels throughout the United States. As of June 30,2004 and 2003, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources. These product lines have been reflected as two reportable segments as follows:

          1. VIDEO/DVD PROGRAMS

          The Company distributes and sells videocassette and DVD titles, Including certain public domain programs and certain licensed programs. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Nature of Business, Continued
          -----------------------------

          2.   GENERAL MERCHANDISE

          The Company, through its wholly owned subsidiary, JPI, purchases and distributes its general merchandise products to mass merchandisers in the U.S. The Company offers its products for limited sale periods and as demand for products change, the Company switches to newer and more popular products. The company did not record any sales of its general merchandise during the three months period ended June 30,2004.

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

          Reclassification
          ----------------
          As of June 30, 2004, certain prior year amounts have been reclassified to conform with current presentation.

          Revenue Recognition
          -------------------
          The Company records sales when products are shipped to customers and are shown net of estimated returns and allowances. Customer deposits and credits are deferred until such time products are shipped to customers. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors that have rights of return and price protection is recognized upon shipment by the distributor. The Company also derives sales through consignment arrangements under which it delivers product to the consignment customers' distribution centers and the Company only books sales from consignment sales after such customers deliver the actual funds from consignment sales. Consignments with customers are included in inventory.


          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


          Concentrations of Credit Risk
          -----------------------------
          Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of June 30, 2004 and March 31, 2004, with financial institutions subject to a credit risk beyond the insured amount.


          Inventory
          ---------
          Inventory  is  stated at the  lower of cost or  market  utilizing  the
          first-in,   first-out   method.   Inventory   consists   primarily  of
          videocassettes and DVD.


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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


          Fair Value of Financial Instruments
          -----------------------------------
          For certain of the Company's financial instruments, including accounts receivable, bank overdraft and accounts payable and accrued expenses, the carrying amounts approximate fair value, due to their relatively short maturities. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company is at current market rates.


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on April 1, 2002, and its impact on its financial position or results of operations, if any, are not expected to be material.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 2 -  GOING CONCERN (Continued)

          The Company has implemented plans to increase its overall market share
          of  core  business  and  has   implemented  the  following  goals  and
          strategies to achieve its plan:

             o Increase its sale of DVD titles by seeking new chain stores and mass merchandiser customers.


             o Attain leadership in the market segment of high quality budget priced distribution of DVD titles.


             o Continue to seek out additional financing sources to support the expected growth in the Company's DVD video product line.

             o Avoid direct competition with larger competitors who sell in the same product categories as the Company, by offering higher quality budgeted price products.

             o Continue to acquire new videocassette and DVD titles for distribution.

          The Company believes it can to sustain its operations through the third quarter of fiscal 2005, when it expects to generate a positive cash flow. The Company is continuing to negotiate with several investors to provide the Company with debt and equity financing for working capital purposes. The principal objective of the Company is to complete the implementation of the above strategies during remaining months of fiscal 2005. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.



NOTE 3 -  ACCOUNTS RECEIVABLE

          Accounts receivable as of June 30, 2004 and March 31, 2004, net of allowance for doubtful accounts were $522,614 and $878,588 respectively. Substantially all of the accounts receivable as of June 30, 2004 and March 2004 have been factored and pledged as collateral under a factoring agreement.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 3 -  ACCOUNTS RECEIVABLE (Continued)

          The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

          As of June 30, 2004 and March 31, 2004, the Company had an allowance for doubtful accounts of $88,462 and $79,462, respectively.


NOTE 4 -  INVENTORY

          Inventory consisted of the following as of:

                                                 June 30,
                                                  2004
                                              -------------
                  Raw materials               $     842,339
                  Finished goods                    780,222
                                              -------------
                                                  1,622,561
                  Less: valuation allowance       ( 258,479)
                                              -------------
                  Inventory, net              $   1,364,082
                                              ==============

          Allowance
          ---------
          An allowance has been established for inventory totaling $258,479. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

          (a) restricted to specified distribution territories as a result of legal settlements; and

          (b)  inventory, which has passed its peak selling season.

NOTE 5 -  RELATED PARTY TRANSACTIONS

          The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

          Due from related parties:
                                                               June 30,
                                                                 2004
                                                              ------------
              a) Loan due from - Officer                      $    117,562
              b) GJ Products                                        45,300
                                                              ------------
                                                              $    162,862
                                                              ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 5 -  RELATED PARTY TRANSACTIONS (Continued)

          Due to related parties - notes payable:
                                                                June 30,
                                                                  2004
                                                              ------------
              a) Note payable - ATRE                          $    373,374
              b) Convertible note payable - Jeffrey Schillen        50,000
                                                              ------------
                                                              $    423,374
                                                              ============

NOTE 6 - COMMITMENTS AND CONTIGENCIES

          Royalty Commitments
          -------------------
          The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended June 30, 2004 and 2003, royalty expense was $631 and $3,743, respectively, pursuant to these agreements.

          Video Agreements
          ----------------
          The Company has entered into various agreements to manufacture, duplicate, and replicate and distribute videos and DVD programs. Commissions are paid based upon the number of videos sold.


NOTE 7 -  STOCKHOLDERS' DEFICIENCY

          Common Stock
          ------------
          As of June 30, 2004, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of June 30, 2004 and March 31, 2004, 597,409,872 and 489,057,359 shares were issued and outstanding.

          For the three months ended June 30, 2004, the Company had the following significant issuance of its common stock:

               On April 15, 2004, the Company concluded several transactions that retired all the outstanding shares of the Company's Series B Convertible Preferred Shares, noted as follows:

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 7 -  STOCKHOLDERS' DEFICIENCY (Continued)

               Three holders of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 25 Series B Convertible Preferred Shares entered into a Letter Agreement to Convert Preferred Shares, whereby such holders of the Series B Convertible Preferred Shares agreed to convert their respective shares and any liquidated damages and accrued interest in the aggregate amount of approximately $50,000 into shares of the Company's common stock at $0.01 per share. The holders further agreed to convert their portion of any liquidated damages and accrued interest of approximately $50,000 when the stockholders of the Company approve the increase in the authorized shares of the Company. As part of this letter agreement such holders canceled and returned to the Company warrants to purchase 2,250,000 shares of the Company's common stock at a price of $.02 per share issued to them in conjunction with the Series B Convertible Preferred Shares.

               Four holders (the "Sellers") of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 57 1/2 Series B Convertible Preferred Shares entered into a Securities Purchase Agreement to sell their entire respective portion of the Company's Series B Convertible Preferred Shares to two accredited investors (the "Buyers"). Under the terms of the Securities Purchase Agreement, the Buyers agreed to convert their respective shares of the Company's Series B Convertible Preferred Shares into the shares of the Company's common stock at $0.01 per share. The Sellers canceled and returned to the Company 8,700,000 warrants to purchase the Company's common stock at price of $0.02 shares in conjunction with the conversion of the Series B Convertible Preferred Shares on the closing date of such purchase agreement, April 15, 2004. The Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares of the Company's common stock at $0.01 per share as soon as the stockholders of the Company approve the increase in the authorized shares of the Company.

               As a result of these conversion transactions, all of the Company's outstanding Series B Convertible Preferred Shares, which amounted to 82.5 shares, were converted into approximately 82,353,000 shares of Common Stock at an exercise price of $.01 per share.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 7 -  STOCKHOLDERS' DEFICIENCY (Continued)

               On April 1, 2004, the Company sold an aggregate of 22,500,000 shares of the Company's common stock at a price of $0.01 per share pursuant to subscription agreements dated April 1, 2004. The purchasers were Jeffrey I. Schillen, James Lu and Longview Fund LP, who purchased 2,500,000, 2,500,000 and 17,500,000 shares, respectively.

               On April 15, 2004, the Company issued an aggregate of 3,500,000 shares of the Company's common stock to two of the Company's consultants for consulting fees owed to the consultants in the aggregate amount of $35,000 pursuant to consulting agreements entered into on December 3, 2001.

               The Company issued the foregoing securities in reliance upon the exemption from a registration requirement set forth in Section 4(2) of the Securities Act of 1933.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 8 - SEGMENT INFORMATION

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During the three months period ended June 30, 2004, the Company had no activity in its general merchandise segment of its business. During three months period ended June 30, 2003 the Company operated in two principal industries

          a)   Video programs and other licensed programs
          b)   General merchandise

                                                       Three Months Ended
                                                            June 30,
                                                -------------------------------
                                                      2004            2003
                                                --------------   --------------
  Revenues:
    Video programs and other licensed products  $    1,412,266    $     561,681
    Merchandise                                              -           22,673
                                                --------------   --------------
                                                $    1,412,266    $     584,354
                                                ==============   ==============
  Cost Of Goods Sold:
    Video programs and other licensed products  $      746,664    $     431,934
    Merchandise                                              -           17,589
                                                --------------   --------------
                                                       746,664          449,523
                                                ==============   ==============
  Profit(Loss) before taxes:
    Video programs and other licensed products  $      115,326  $      (265,333)
    Merchandise                                       (    175)           1,807
                                                ---------------  --------------
                                                $      115,151  $   (  263,526)
                                                ===============  ==============
  Depreciation and amortization:
     Video programs and other licensed products  $       62,940   $      94,684
     Merchandise                                              -               -
                                                 --------------   --------------
                                                 $       62,940   $      94,684
                                                 ==============   ==============
   Segment assets:
     Video programs and other licensed products  $    4,066,157   $   3,222,335
     Merchandise                                     (1,196,587)     (1,502,331)
                                                 ---------------  --------------
                                                 $    2,869,570   $   1,720,004
                                                 ==============   ==============
   Expenditure for segment assets:
     Video programs and other licensed products  $      124,445   $      57,370
     Merchandise                                              -               -
                                                 --------------   --------------
                                                 $      124,445   $      57,370
                                                 ==============   ==============

Item 2:  Management's Discussion and Analysis or Plan of Operations

This Form 10-QSB report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "will," "plan," "should," "seek" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes included in its Annual Report on Form 10KSB for the year ended March 31, 2004. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003:

Results of Operations
---------------------
The following table sets forth certain summary financial information for the Company for the three months ended June 30, 2004 and 2003 (derived from our Condensed Financial Statements (Unaudited) included in Item 1 of this report:

                                                         (In Thousands)
                                                    For the Three Months Ended
                                                            June 30,
                                                    --------------------------
                                                      2004           2003
                                                    ----------    ------------

SALES - net                                         $    1,413    $        584

COST OF GOODS SOLD                                         747             449
                                                    ----------    ------------
GROSS PROFIT                                               666             135

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               492             330
                                                    -----------    -----------
PROFIT/(LOSS) FROM OPERATIONS                              174      (      195)
                                                    -----------    -----------
OTHER INCOME (EXPENSE)
   Interest expense                                   (     74)     (       53)
   Interest income                                           2               2
   Other income (expense)                                   13      (       18)
                                                    -----------   ------------
     Total other income (expense)                     (     59)     (       69)
                                                    -----------   ------------
PROFIT/(LOSS) BEFORE PROVISION FOR INCOME TAXES            115      (      264)

PROVISION FOR INCOME TAXES                                  (1)              -
                                                    ----------    ------------
NET PROFIT/(LOSS)                                   $      114    $ (      264)
                                                    ===========   ============


EXECUTIVE SUMMARY

During three months period ended June 30, 2004 and 2003, Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") operated in two principal industries, a) distribution and sales of DVD/video programs and other licensed programs and b) distribution of certain general merchandise.

DMEC markets and sells a variety of videocassette and DVD (Digital Video Disc) titles to the budget home video and DVD market. Our videocassette and DVD titles include certain public domain programs and certain licensed programs. Public domain programs are video titles that are not subject to copyright protection. Licensed programs are programs that have been licensed by us from a third party for duplication and distribution, generally on a non-exclusive basis. We market our video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. Our video and DVD products are also offered by consignment arrangements through one large mail order catalog company and one retail chain. Videocassette titles are duplicated in-house and we sub-contract out to U.S. based vendors all replication of our DVD programs.

We are continuing to acquire new licensed video and DVD titles and upgrading the quality of packaging and pre-printed materials in order to enhance our products. During the three months ended June 30, 2004 we saw a major industry shift from videocassette sales to DVD programs sales compared to the same period in 2003, whereby DVD and videocassette sales represented 94% and 6% of total revenues, respectively. For the period ended June 30, 2003, DVD and videocassette sales were 65% and 32% of total sales, respectively.

During the three months ended June 30, 2004, the higher demand for our DVD programs from our major customers, was the primary reason for our increase in sales of approximately 142% when compared to the same period a year earlier.

Management believes the sales shift from Video products to its DVD product line will continue and increase the overall sales for the Company during the remaining months of fiscal year 2005, however, there is no assurance that this trend will continue nor will the Company be able to maintain its current gross profit margins due to increased competition.

The Company's wholly owned subsidiary Jewel Products International, Inc. ("JPI"). JPI is in the business of distribution of certain general merchandise. During the three months period ended June 30, 2004, JPI did not record any sales of general merchandise products and during the same period a year earlier JPI had minimal sales.

NET SALES

Net sales for the Company was approximately $1,413,000 for the quarter ended June 30, 2004 as compared to approximately $584,000 for the quarter ended June 30, 2003, representing an increase of 142%. Of total net sales, DVD program net sales were approximately $1,319,000 for the quarter ended June 30, 2004, as compared to approximately $379,000 for the quarter ended June 30, 2003, representing an increase of approximately $248%. Videocassette net sales, of total sales, was approximately $92,000 for the quarter ended June 30, 2004, as compared to approximately $185,000 for the quarter ended June 30, 2003, a decrease of approximately 50%. The industry shift from videocassette programs to DVD programs together with our expanded DVD library were the primary factors contributing to the increase DVD sales and lower videocassette sales. Management expects higher DVD program sales to continue in the remaining quarters of fiscal 2005.

GROSS PROFIT

Gross profit was approximately $666,000 for the three months ended June 30, 2004 as compared to approximately $135,000 for the three months ended June 30, 2003. The higher gross margin of approximately $531,000 was primarily the result of increased DVD program sales offset by lower videocassette sales. For the three months ended June 30, 2004 and 2003 the gross profit as a percentage of sales was 47% and 23%, respectively. This increase of the gross profit percentage of 24%, was primarily the of result higher margins realized from our DVD programs resulting from the economy of scale realized from higher sales volume together with product mix of videocassette sales having higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended June 30, 2004 and 2003 were approximately $239,000 and $101,000, respectively. The increase in selling expenses of approximately $128,000 was primarily caused by the increased sales level resulting in higher expense levels in commission, advertising, sales promotion, freight out expense and sales consulting fees.

General and administrative expenses for the three months ended June 30, 2004 and 2003 were approximately $252,000 and $229,000, respectively. The increase in general administrative expenses of approximately $23,000 was primarily the result of higher salaries, travel expenses and consulting expenses offset by lower accounting fees.

OTHER INCOME AND EXPENSE

Interest expense for the three months ended June 30, 2004 and 2003 was approximately $74,000 and $53,000 respectively. The increase in interest expense of approximately $21,000 was primarily the result of increased interest from our factoring arrangement and other short term loans of approximately $33,000 and $10,000 respectively, offset by lower interest of approximately $22,000 resulting from the conversion of all the Series B Preferred stock. As of June 30, 2004, the outstanding debt of the Company was approximately $854,000, all classified as current.


OPERATING INCOME

Our operating income for the three months ended June 30, 2004 was approximately $174,000 as compared to an operating loss of approximately $195,000 for the same period last year. The increase in the Company's operating profit of approximately $369,000 arose primarily from an increase in gross profit of approximately $531,000 offset by an increase in operating expenses of approximately $162,000.

NET PROFIT (LOSS)BEFORE PROVISON FOR INCOME TAXES

The Company's net profit before income taxes for the three months ended June 30, 2004 was approximately $115,000 as compared to a net loss of approximately $264,000 for the same period last year. The primary reason for the net profit before provision for income taxes at June 30, 2004, was the Company's operating profit of approximately $174,000 and other income and (expense)of approximately ($59,000).

The Company's auditors issued a going concern report for the year ended March 31, 2004. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.


LIQUIDITY AND CAPITAL RESOURCES

The Company has four primary sources of capital which include 1) cash provided by operations, 2) a factoring arrangement with a financial institution to borrow against the Company's trade accounts receivable, 3) funds derived from the sale of its common stock and 4) a loan arrangement with a related party bearing interest at 10%. Although there can be no assurance, management believes that its revenues will continue to increase during fiscal year 2005 and will generate positive cash flows in the third quarter of fiscal 2005. Management anticipates cash flow provided by operations will be adequate to operate the business for the next twelve months.

On June 30, 2004 the Company had assets of approximately $2,870,000 compared to $2,690,000 on March 31, 2004. The Company had a total stockholder's deficiency of $495,000 on June 30, 2004, compared to a deficiency of $772,000 on March 31, 2004, a decrease of approximately $277,000. The decrease in stockholder's deficiency was the result of recording the net profit of approximately $114,000 for the three months ended June 30, 2003 and the net cash proceeds from the issuance of the Company's common stock of $130,000 together with approximately $33,000 in common stock issued to consultants who were owed consulting fees by the Company.

As of June 30, 2004 the Company's working capital deficit decreased by approximately $149,000 from a working capital deficit of approximately
$1,300,000  at March 31, 2004,  to a working  capital  deficit of  approximately
$1,151,000 at June 30, 2004. The increase was attributable primarily to increases in inventory, decrease in amounts due factor and customer deposits totaling approximately $831,000 offset by a increase in accounts payable and decrease in accounts receivable totaling of approximately $595,000. The remaining decreases to the working capital deficit of approximately $87,000 occurred in miscellaneous areas, including changes in assets.

On April 15, 2004, we concluded several transactions as part a restructuring of our equity capital, all the outstanding shares of the Company's Series B Convertible Preferred Shares, noted as follows:

Three holders of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 25 Series B Convertible Preferred Shares entered into a Letter Agreement to Convert Preferred Shares, whereby such holders of the Series B Convertible Preferred Shares agreed to convert their respective shares and any liquidated damages and accrued interest in the aggregate amount of approximately $50,000 into shares of the Company's common stock at $0.01 per share. The holders further agreed to exercise their portion of any liquidated damages and accrued interest of approximately $50,000 when the stockholders of the Company approve the increase in the authorized shares of the Company. As part of this letter agreement such holders canceled and returned to the Company warrants to purchase 2,250,000 shares of the Company's common stock at a price of $.02 per share issued to them in conjunction with the Series B Convertible Preferred Shares.

Four holders (the "Sellers") of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 57 1/2 Series B Convertible
Preferred Shares entered into a Securities Purchase Agreement to sell their entire respective portion of the Company's Series B Convertible Preferred Shares to two accredited investors, (the "Buyers"). Under the terms of the Securities Purchase Agreement the Buyers agreed to convert their respective shares of the Company's Series B Convertible Preferred Shares into the shares of the Company's common stock at $0.01 per share. The Sellers canceled and returned to the Company 8,700,000 warrants to purchase the Company's common stock exercisable at price of $0.02 shares in conjunction with their respective Series B Convertible Preferred Shares at the closing date of such purchase agreement on April 15, 2004. The Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares of the Company's common stock at $0.01 per share as soon as the stockholders of the Company approve the increase in the authorized shares of the Company.

As a result of these transactions, all of the Company's outstanding Series B Convertible Preferred Shares, which amounted to 82.5 shares, were converted into approximately 82,353,000 shares of Common Stock at an exercise price of $.01 per share.

On April 1, 2004, the Company sold an aggregate of 22,500,000 shares of the Company's common stock at a price of $0.01 per share pursuant to subscription agreements dated April 1, 2004, entered into with Jeffrey I Schillen, James Lu and Longview Fund LP, to purchase 2,500,000, 2,500,000 and 17,500,000 shares, respectively. Cash proceeds from the sales of 22,500,000 shares common stock was $225,000 less financing expenses and legal fees in connection with the sale of such shares of common stock and the conversion of all the Series B Preferred Shares totaled $95,000, which resulted in a net cash proceeds to the Company of $130,000.

The Company issued the foregoing securities in reliance upon the exemption from a registration requirement set forth in Section 4(2) of the Securities Act of 1933.

We will require the approval of our stockholders to increase our authorized shares at a meeting of stockholders or as otherwise permitted under New Jersey law. The Company may be unable to effect any equity financing until it has increased its authorized shares of common stock, or otherwise effected a reverse stock split or similar restructuring transaction. There is no assurance that the Company will be successful in obtaining approval of its stockholders for such an increase, reverse stock split or similar restructuring.

Operations
----------
Cash flows used in operating activities was approximately $61,000 during the three months period ended June 30, 2004 compared to cash flows used in operating activities of approximately $134,000 during the three months period ended June 30, 2003. Cash used in operating activities was primarily attributable to increases in the Company's net profit, accounts payable and decrease of accounts receivable offset by increases inventory and decreases in amounts due factor and customer deposits for the three months period ended June 30, 2004.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing
----------
For the three months ended June 30, 2004 and 2003, investments in masters and artwork were approximately $119,000 and $57,000, respectively. Management continues to seek to acquire new titles to enhance its product lines.

Financing
-----------
Cash flows provided by for financing activities was approximately $206,000 during the three months period ended June 30, 2004 compared approximately $188,000 during the three months period ended June 30, 2003.

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

Our President/Co-CEO and our Chief Financial Officer conduct updates and review and evaluate the effectiveness the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. During the last fiscal quarter, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

          Common Stock
          ------------
          As of June 30, 2004, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of June 30, 2004 and March 31, 2004, 597,409,872 and 489,057,359 shares were issued and outstanding.

          For the three months ended June 30, 2004, the Company had the following significant issuance of its common stock:

               On April 15, 2004, the Company concluded several transactions that retired all the outstanding shares of the Company's Series B Convertible Preferred Shares, noted as follows:

               Three holders of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 25 Series B Convertible Preferred Shares entered into a Letter Agreement to Convert Preferred Shares, whereby such holders of the Series B Convertible Preferred Shares agreed to convert their respective shares and any liquidated damages and accrued interest in the aggregate amount of approximately $50,000 into shares of the Company's common stock at $0.01 per share. The holders further agreed to convert their portion of any liquidated damages and accrued interest of $50,000 when the stockholders of the Company approve the increase in the authorized shares of the Company. As part of this letter agreement such holders canceled and returned to the Company warrants to purchase 2,250,000 shares the Company's common stock at a price $.02 per share issued to them in conjunction with the Series B Convertible Preferred Shares.

               Four holders (the "Sellers") of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 57 1/2 Series B Convertible Preferred Shares entered into a Securities Purchase Agreement to sell their entire respective portion of the Company's Series B Convertible Preferred Shares to two accredited investors (the "Buyers"). Under the terms of the Securities Purchase Agreement, the Buyers agreed to convert their respective shares of the Company's Series B Convertible Preferred Shares into the shares of the Company's common stock at $0.01 per share. The Sellers canceled and returned to the Company 8,700,000 warrants to purchase the Company's common stock at price of $0.02 shares in conjunction with the conversion of the Series B Convertible Preferred Shares on the closing date of such purchase agreement, April 15, 2004. The Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares of the Company's common stock at $0.01 per share as soon as the stockholders of the Company approve the increase in the authorized shares of the Company.

               As a result of these conversion transactions, all of the Company's outstanding Series B Convertible Preferred Shares, which amounted to 82.5 shares, were converted into approximately 82,353,000 shares of Common Stock at an exercise price of $.01 per share.

               On April 1, 2004, the Company sold an aggregate of 22,500,000 shares of the Company's common stock at a price of $0.01 per share pursuant to subscription agreements dated April 1, 2004. The purchasers were Jeffrey I. Schillen, James Lu and Longview Fund LP, who purchased 2,500,000, 2,500,000 and 17,500,000 shares, respectively.

               On April 15, 2004, the Company issued an aggregate of 3,500,000 shares of the Company's common stock to two of the Company's consultants for consulting fees owed to the consultants in the aggregate amount of $35,000 pursuant to consulting agreements entered into on December 3, 2001.

               The Company issued the foregoing securities in reliance upon the exemption from a registration requirement set forth in Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits

   31.1   Certification  of the Chief  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

   31.2   Certification  of the Chief  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

   32.1 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), furnished herewith.

   32.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), furnished herewith.

   (b)   Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    DIAMOND ENTERTAINMENT CORPORATION



Dated: August 20, 2004              By:  /s/ James K.T. Lu
                                        ------------------------------------
                                        James K.T. Lu
                                        President and Co-Chief
                                        Executive Officer



Dated: August 20, 2004              By:   /s/ Fred U. Odaka
                                         ----------------------------------
                                         Fred U. Odaka
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)