Form 10QSB
period 2004-09-30
DIAMOND ENTERTAINMENT CORP
filed 2004-11-15
CIK 847420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES   [ X   ]     NO   [     ]

As of September 30,  2004,  there were  597,409,872  shares of common  stock,  no par value, outstanding.

Transitional Small Business Disclosure Format (check one):

YES   [   ]     NO   [X]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

INDEX

Part I.  Financial Information

Item 1:  Financial Statements

   Condensed Consolidated Balance Sheet as of September 30, 2004

   [Unaudited] and March 31, 2004

3-4

   Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2004 and 2003 [Unaudited]

5

   Condensed Consolidated Statements of Cash Flows for six months ended

   September 30, 2004 and 2003 [Unaudited].

6-7

   Notes to Condensed Consolidated Financial Statements [Unaudited].

8-20

Item 2:  Management's Discussion and Analysis or Plan of Operations

21-27

Item 3:  Controls and Procedures.

28

Part II.  Other Information

28

Item 1:  Legal Proceedings

28

Item 2:  Changes in Securities and Small Business Issuer Purchases of Equity Securities

28

Item 3:  Defaults Upon Senior Securities

29

Item 4:  Submission of Matters to a Vote of Security Holders

29

Item 5:  Other Information.

30

Item 6:  Exhibits and Reports on Form 8-K

30

Signatures

31

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                    September 30,    March 31,

                                                                        2004            2004

                                                                    ------------    -----------

                                                                     (Unaudited)

ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                        $    329,454   $    109,295

   Accounts receivable, net of allowance for

     doubtful accounts of $22,923 and $79,462                            449,591        878,588

   Inventory                                                           1,558,086        946,925

   Due from related parties                                              164,614        161,111

   Prepaid expenses and other current assets                             137,269         65,933

                                                                    ------------    -----------

     Total current assets                                              2,639,014      2,161,852

PROPERTY AND EQUIPMENT, less

   accumulated depreciation of $793,488 and $762,375                     186,752        142,018

FILM MASTERS AND ARTWORK, less

   accumulated amortization of $4,419,401 and $4,321,951                 433,489        346,883

INVESTMENT IN EQUITY SUBSIDIARY                                                -              -

OTHER ASSETS                                                              63,757         39,456

                                                                    ------------    -----------

       TOTAL ASSETS                                                 $  3,323,012   $  2,690,209

                                                                    ============    ===========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                    September 30,     March 31,

                                                                        2004            2004

                                                                    ------------    -----------

                                                                    (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Bank overdraft                                                   $    169,063    $   234,365

   Accounts payable and accrued expenses                               2,187,312      1,986,701

   Due to factor                                                         190,080        707,517

   Notes payable - current portion                                        30,919         28,350

   Due to related parties - notes payable                                953,374        372,374

   Customer Deposits                                                      69,974        133,330

                                                                    ------------    -----------

     Total current liabilities                                         3,600,722      3,462,637

       TOTAL LIABILITIES                                               3,600,722      3,462,637

                                                                    ------------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                                         -              -

STOCKHOLDERS' DEFICIENCY

   Convertible  preferred  stock, no par value;  5,000,000 and

     5,000,000  shares authorized; 483,251 issued (of which

     172,923 are held in treasury)                                       376,593        376,593

   Treasury stock                                                     (48,803)   (48,803)

   Series A convertible preferred stock, $10,000 per share

     stated value; 50 shares authorized; 40 issued and outstanding       471,400        471,400

   Series B convertible preferred stock, $10,000 per share

     stated value; 87 shares authorized; 0 and 83 issued and

     outstanding                                                               -      1,101,837

   Common stock, no par value; 600,000,000 shares authorized;

      597,409,872 and 489,057,359 issued and outstanding

    18,584,485     17,319,122

   Accumulated deficit                                               (19,661,385)   (19,992,577)

                                                                    ------------    -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                                  (277,710)   (772,428)

                                                                    ------------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'

         DEFICIENCY                                                 $  3,323,012    $ 2,690,209

                                                                    ============    ===========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                Three Months Ended            Six Months Ended

                                                  September 30,                 September 30,

                                            --------------------------     --------------------------

                                                2004          2003             2004          2003

                                            -----------    -----------     -----------    -----------

SALES - net                                 $ 1,752,790    $ 1,234,628     $ 3,165,434     $1,818,982

COST OF GOODS SOLD                            1,166,598        766,912       1,913,262      1,216,435

                                            -----------    -----------     -----------     ----------

GROSS PROFIT                                    586,192        467,716       1,252,172        602,547

SELLING, GENERAL AND ADMINISTRATIVE

  EXPENSES                                      345,093        470,091         836,838        841,419

                                            -----------    -----------     -----------     ----------

PROFIT (LOSS) FROM OPERATIONS                   241,099      (2,375)         415,334       (238,872)

                                            -----------    -----------     -----------     ----------

OTHER INCOME (EXPENSE)

   Interest expense                             (46,481)      (65,514)       (118,891)      (92,543)

   Other income (expense)                        22,423              -          35,750              -

                                            -----------    -----------     -----------     ----------

     Total other income (expense)               (24,058)      (65,514)        (83,141)      (92,543)

                                            -----------    -----------     -----------     ----------

NET PROFIT (LOSS) BEFORE PROVISION FOR

 INCOME TAXES                                   217,041       (67,889)        332,193       (331,415)

PROVISION FOR INCOME TAXES                            -              -        (1,000)             -

                                            -----------    -----------     -----------     ----------

NET PROFIT (LOSS)                           $   217,041    $  (67,689)    $   331,193      $ (331,415)

                                            ===========    ===========     ===========     ==========

NET PROFIT (LOSS) PER SHARE -

   basic and diluted                        $      0.00    $  (0.00)    $      0.00      $ (0.00)

                                            ===========    ===========     ===========     ==========

WEIGHTED AVERAGE COMMON EQUIVALENT

 SHARES OUTSTANDING -

   basic and diluted                        597,409,872   482,273,653     589,339,188     478,634,281

                                            ===========    ===========     ===========    ===========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                      For the Six Months Ended

                                                                             September 30,

                                                                      --------------------------

                                                                          2004            2003

                                                                      ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net profit (loss)                                                  $  331,192      $(331,415)

     Adjustments to reconcile net loss to net cash

       used in operating activities:

       Depreciation and amortization                                     128,555        186,466

       Provision for doubtful accounts                                  (56,539)        18,008

       Inventory reserve                                                 175,000       (94,650)

     Changes in certain assets and liabilities (increase) decrease in:

        Due from related party                                            (3,503)      (13,146)

        Accounts receivable                                              485,536       (495,241)

        Inventory                                                       (786,161)      (229,769)

      Prepaid expenses and other current assets                        (71,336)      (29,800)

      Other assets                                                       (24,301)             -

   Increase (decrease) in

        Due to factor                                                   (517,437)       368,655

        Accounts payable and accrued expenses                            200,611        816,148

        Customer deposits                                                (63,356)         5,371

        Other                                                                 -               -

                                                                      ----------      ----------

NET CASH PROVIDED(USED)BY OPERATING ACTIVITIES                          (201,739)       200,627

                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                    (75,847)      (5,547)

   Purchase of film masters and artwork                                 (184,048)      (142,796)

                                                                      ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                                   (259,895)      (148,343)

                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in bank overdraft                                 (65,302)      (120,737)

   Net repayments of financing agreement                                                      -

   Proceeds (payments) of notes payable                                    2,569       (18,900)

   Proceeds (payments) of notes payable (related party)                  581,000        208,100

   Proceeds from the sales of common stock                               163,526              -

                                                                      ----------      ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      681,793         68,463

                                                                      ----------      ----------

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

                                                                      For the Six Months Ended

                                                                             September 30,

                                                                      --------------------------

                                                                         2004            2003

                                                                      -----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 220,159       120,747

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           109,295         6,900

                                                                      -----------     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $   329,454     $ 127,647

                                                                      ===========     ==========

SUPPLEMENTAL INFORMATION

  CASH PAID FOR:

     Interest expense                                                 $   109,556     $  37,834

                                                                      ===========     ==========

     Income taxes                                                     $    16,000     $   4,602

                                                                      ===========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of series B preferred stock into common stock              $ 1,100,364    $  (10,000)

Conversion of series B preferred stock into common stock              $    35,000    $   10,000

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

4)   E-DMEC Corporation ("e-DMEC") incorporated under the laws of the state of California on April 30,1985.

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

Nature of Business

The Company is in the business of distributing and selling videocassette/DVD programs, and general merchandise, through normal distribution channels throughout the United States. As of September 30, 2004 and 2003, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources. These product lines have been reflected as two reportable segments as follows:

1.   VIDEO/DVD PROGRAMS

The Company distributes and sells videocassette and DVD titles, including certain public domain programs and certain licensed programs. The Company markets its video and DVD programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business, (Continued)

2. GENERAL MERCHANDISE

The Company, through its wholly owned subsidiary, JPI, purchases and distributes its general merchandise products to mass merchandisers in the U.S. The Company offers its products for limited sale periods and as demand for products change, the Company switches to newer and more popular products. The company did not record any sales of its general merchandise during the six months period ended September 30, 2004.

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

Reclassification

As of September 30, 2004, certain prior year amounts have been reclassified to conform with current presentation.

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

SEPTEMBER 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had deposits as of September 30, 2004 of approximately $209,000 subject to a credit risk with a financial institution and as of March 31, 2004, the Company had no deposits with credit risk beyond the insured amount.

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. Inventory consists primarily of videocassettes, DVDs, general merchandise and patented toys.

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

SEPTEMBER 30, 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SEPTEMBER 30, 2004

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

SEPTEMBER 30, 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (Continued)

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting andDisclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not yet determined the effect of adopting FIN 45 on its results of operations or financial position.

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

SEPTEMBER 30, 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (Continued)

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

SEPTEMBER 30, 2004

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

•

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

The Company believes it can to sustain its operations through the third quarter of fiscal 2005, when it expects to generate a positive cash flow from operations. The Company is continuing to negotiate with several investors to provide the Company with debt and equity financing for working capital purposes. The principal objective of the Company is to complete the implementation of the above strategies during remaining months of fiscal 2005. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

NOTE 3 -  ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2004 and March 31, 2004, net of allowance for doubtful accounts were $182,052 and $878,588, respectively. Substantially all of the accounts receivable as of September 30, 2004 and March 2004 have been factored and pledged as collateral under a factoring agreement.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 3 -  ACCOUNTS RECEIVABLE, (Continued)

The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

As of September 30, 2004 and March 31, 2004, the Company had an allowance for doubtful accounts of $290,462 and $79,462, respectively.

NOTE 4 -  INVENTORY

          Inventory consisted of the following as of:

                                              September 30,

                                                  2004

                                              -------------

                  Raw materials               $   1,078,385

                  Finished goods                    883,180

                                              -------------

                                                  1,961,565

                  Less:  valuation allowance       (403,479)

                                              -------------

                  Inventory, net              $   1,558,086

                                              ==============

Allowance

An allowance has been established for inventory totaling $403,479. The allowance is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

(a)  restricted to specified distribution territories as a result of legal settlements; and

(b)  inventory, which has passed its peak selling season.

NOTE 5 -  RELATED PARTY TRANSACTIONS

The  Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

Due from related parties:

                                        September 30,

                                               2004

                                         ------------

       a) Loan due from - Officer        $    119,314

       b) GJ Products                          45,300

                                         ------------

                                         $    164,614

                                         ============

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 5 -  RELATED PARTY TRANSACTIONS, (Continued)

Due to related parties - notes payable:

                                                      September 30,

                                                            2004

                                                       ------------

     a) Note payable - ATRE                            $    903,374

     b) Convertible note payable - Jeffrey Schillen          50,000

                                                       ------------

                                                       $    953,374

                                                       ============

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended September 30, 2004 and 2003, royalty expense was $3,894 and $5,249, respectively, pursuant to these agreements. For the six months ended September 30, 2003 and 2002, royalty expense was $4,525 and $8,992 respectively, pursuant to these agreements.

Video Agreements

The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

NOTE 7 -  STOCKHOLDERS' DEFICIENCY

Common Stock

As of September 30, 2004, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of September 30, 2004 and March 31, 2004, 597,409,872 and 489,057,359 shares were issued and outstanding.

For the six months ended September 30, 2004, the Company had the following significant issuance of its common stock:

On April 15, 2004, the Company concluded several transactions that retired all the outstanding shares of the Company's Series B Convertible Preferred Shares, noted as follows:

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 7 -  STOCKHOLDERS' DEFICIENCY, (Continued)

Common Stock, (Continued)

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

On April 15, 2004, the Company issued an aggregate of 3,500,000 shares of the Company's common stock to two of the Company's consultants for consulting fees owed to the consultants in the aggregate amount of $35,000 pursuant to consulting agreements entered into on December 3, 2001

On October 22, 2004, one of the Company's stockholders sold 2,265,000 shares of the Company's common stock to the Company at a price of $.02 per share. The Shareholder owed the Company a note totaling $45,300, which the Company subsequently retired as consideration for the purchase of such shares of common stock it purchased from the stockholder.

The Company issued the foregoing securities in reliance upon the exemption from a registration requirement set forth in Section 4(2) of the Securities Act of 1933.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 8 -  SEGMENT INFORMATION

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During three months period ended September 30, 2004 and the six months period ended September 30, 2004, the Company had no activity in its general merchandise segment of its business. During the three months period ended September 30, 2003 and the six months period ended September 30, 2003, the Company operated in two principal industries:

          a)   Video programs and other licensed products

          b)   General merchandise

                                        Three Months Ended        Six Months Ended

                                           September 30,            September 30,

                                    ------------------------    -------------------------

                                         2004         2003         2004           2003

                                    -----------   -----------   -----------   -----------

  Revenues:

    Video programs and other

      licensed products             $ 1,752,790   $ 1,232,435   $ 3,165,434   $ 1,794,116

    Merchandise                               -         2,193             -        24,866

                                    -----------   -----------   -----------   -----------

                                    $ 1,752,790   $ 1,234,628   $ 3,165,434   $ 1,818,982

                                    ===========   ===========   ===========   ===========

  Cost Of Goods Sold:

    Video programs and other

      licensed products             $ 1,151,598   $   376,691   $ 1,898,262   $   808,625

    Merchandise                          15,000         1,645        15,000        19,234

                                    -----------   -----------   -----------   -----------

                                    $ 1,166,598   $   378,336   $ 1,913,262   $   827,859

                                    ===========   ===========   ===========   ===========

  Profit (Loss) before taxes:

    Video programs and other

      licensed products             $   233,468  $  (29,772)   $  347,795    $  (295,105)

    Merchandise                        (16,427)    (38,117)    (16,602)       (26,310)

                                    -----------   -----------   -----------   -----------

                                    $   217,041  $  (67,889)   $  331,193    $  (321,415)

                                    ===========   ===========   ===========   ===========

  Depreciation and amortization:

    Video programs and other

      licensed products             $    65,615        92,888   $   128,555   $   187,572

    Merchandise                               -             -             -             -

                                    -----------   -----------   -----------   -----------

                                    $    65,615   $    92,888   $   128,555   $   187,572

                                    ===========   ===========   ===========   ===========

  Segment assets:

    Video programs and other

      licensed products             $ 4,535,826   $ 4,194,029   $ 4,535,826   $ 4,194,029

    Merchandise                     (1,212,814)   (1,546,803)   (1,212,814)   (1,546,803)

                                    -----------   -----------   -----------   -----------

                                    $ 3,323,012   $ 2,647,226   $ 3,323,012   $ 2,647,226

                                    ===========   ===========   ===========   ===========

  Expenditure for segment assets:

     Video programs and

       other licensed products      $   135,450   $    90,973   $   259,895   $   148,343

     Merchandise                              -             -             -            -

                                    -----------   -----------   -----------   -----------

                                    $   135,450   $    90,973   $   259,895   $   148,343

                                    ===========   ===========   ===========   ===========

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 9 -  SUBSEQUENT EVENTS

On October 22, 2004, one of the Company's stockholders sold 2,265,000 shares of the Company's common stock to the Company at a price of $.02 per share. The Shareholder owed the Company a note totaling $45,300, which the Company subsequently retired as consideration for the purchase of such shares of common stock it purchased from the stockholder.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2004 included in its Annual Report on Form 10KSB and its Form 10QSB for the three months period ended June 30, 2004. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 2003:

Results of Operations

EXECUTIVE SUMMARY

During six months period ended September 30, 2004 and 2003, Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") operated in two principal industries, a) distribution and sales of DVD/video programs and other licensed programs and b) distribution of certain general merchandise.

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

We are continuing to acquire new licensed video and DVD titles and upgrading the quality of packaging and pre-printed materials in order to enhance our products. During the six months ended September 30, 2004, DVD program sales and videocassette program sales represented 76% and 24% of total sales respectively compared to 80% and 20%, respectively, for the same periods a year earlier. For the six months ended September 30, 2004, Videocassette program sales and DVD program sales increased by 79% and 139%, respectively, when compared to the six months period ended September 30, 2003.

During the six months ended September 30, 2004, the higher demand for our DVD and videocassette programs from our major customers, was the primary reason for our increase in total sales of approximately 74% when compared to the same period a year earlier.

Management believes the higher demand for its Videocassette and DVD product line will continue and increase the overall sales for the Company during the remaining months of fiscal year 2005, however, there is no assurance that this trend will continue nor will the Company be able to maintain its current gross profit margins due to increased competition.

The Company's wholly owned subsidiary Jewel Products International, Inc. ("JPI") is in the business of distributing certain general merchandise. During the six months period ended September 30, 2004, JPI did not record any sales of general merchandise products and during the same period a year earlier JPI had minimal sales.

NET SALES

Net sales for the Company were approximately $3,165,000 for the six month period ended September 30, 2004 as compared to approximately $1,819,000 for the same period a year earlier. For the six months period ended September 30, 2004 and 2003, DVD program net sales were approximately $2,422,000 and $1,449,000, respectively. Videocassette net sales, were approximately $743,000 and $350,000, respectively, for the six month period ended September 30, 2004 and 2003. [The industry shift from videocassette programs to DVD programs together with our expanded DVD library were the primary factors contributing to the increased DVD sales. Increased orders from our major customers contributed to the higher level of videocassette sales.]

GROSS PROFIT

Gross profit for the six months ended September 30, 2004 and 2003 was approximately $1,252,000 and $603,000, or 40% and 33% of sales, respectively. The higher gross margin of approximately $650,000 was primarily the result of increased sales volume. The increase of the gross profit percentage when compared to sales of 7%, was primarily the result higher margins realized from our DVD programs resulting from the economy of scale realized from higher sales volume together with product mix of videocassette sales having higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the six months ended September 30, 2004 and 2003 were approximately $408,000 and $294,000, respectively. The increase in selling expenses of approximately $114,000 was attributable mainly to higher expense levels in sales commissions, advertising, and freight out arising from higher sales, offset by lower salary expenses. As a percentage to net sales, selling expenses decreased by approximately 6% when compared to the same period a year earlier.

General Administrative expenses for the six months ended September 30, 2004 and 2003 were approximately $428 and $547,000, respectively. The decrease in general administrative expenses of approximately $119,000 was primarily the result of increases in salaries  which were offset by decreases in accounting expenses, provision for bad debts and liquidated damages related to the Company's Series B - preferred Stock.

OTHER INCOME AND EXPENSE

Interest expense for the six months ended September 30, 2004 and 2003 was approximately $119,000 and $93,000 respectively. The increase in interest expense of approximately $26,000 was primarily the result of increased interest resulting from our factoring arrangement and other short term loans of approximately $36,000 and $11,000 respectively, offset by lower interest of approximately $21,000 resulting from the conversion of all the Series B Preferred stock. As of September 30, 2004, the outstanding debt of the Company was approximately $1,174,000, all classified as current.

Other income for the six months ended September 30, 2004 was approximately $36,000. The Company did not record any other income in the same period a year earlier. The increase in other income of approximately $36,000 was primarily the result of vendor cash discounts earned and a cash settlement from one of the Company's vendors.

OPERATING INCOME AND LOSS

Our operating income for the six months period ended September 30, 2004 was approximately $415,000 as compared to an operating loss of approximately $239,000 for the same period last year. The increase in the Company's operating profit of approximately $654,000 arose primarily from an increase in gross profit of approximately $917,000 offset by an increase in operating expenses of approximately $263,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net profit before income taxes for the six months ended September 30, 2004 was approximately $331,000 as compared to a net loss of approximately $331,000 for the same period last year. The primary reason for the net profit before provision for income taxes at September 30, 2004, was the Company's operating profit of approximately $415,000 and other income and (expense) of approximately ($83,000).

The Company's auditors issued a going concern report for the year ended March 31, 2004. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003:

NET SALES

Net sales for the Company was  approximately  $1,753,000  for the quarter  ended September 30, 2004 as compared to approximately $1,235,000 for the quarter ended September 30, 2003, representing an increase of approximately 42%. DVD program net sales were approximately $1,104,000 for the quarter ended September 30, 2004, as compared to approximately $1,068,000 for the quarter ended September 30, 2003, representing an increase of approximately 4%. Videocassette net sales were approximately $649,000 for the quarter ended September 30, 2004, as compared to approximately $167,000 for the quarter ended September 30, 2003, an increase of approximately 289%. The industry shift from videocassette programs to DVD programs together with our expanded DVD library were the primary factors contributing to the increase DVD sales and increased orders placed by our major customers for videocassette products. A major customer accounted for 56% of the Company’s net sales for the quarter ended September 30, 2004.

GROSS PROFIT

Gross profit was approximately $586,000 for the three months ended September 30, 2004 as compared to approximately $468,000 for the three months ended September 30, 2003. The higher gross margin of approximately $118,000 was primarily the result of increased sales. For the three months ended June 30, 2004 and 2003 the gross profit as a percentage of sales was 33% and 38%, respectively. The decrease of the gross profit as a percentage to sales of 5%, was primarily the result of lower  margins realized from our DVD programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended September 30, 2004 and 2003 were approximately $169,000 and $192,000, respectively. The decrease in selling expenses of approximately $23,000 was primarily caused by the lower salaries, freight out and sales promotional expenses offset by higher expense levels in sales commissions.

General and administrative expenses for the three months ended September 30, 2004 and 2003 were approximately $443,000 and $300,000, respectively. The increase in general administrative expenses of approximately $143,000 was primarily the result of increases in salaries and provision for bad debts which were offset by decreases in accounting expenses and liquidated damages related to the Company's Series B - preferred Stock.

OTHER INCOME AND EXPENSE

Interest  expense  for the  three  months  ended  September  30,  2004  and 2003 was approximately $47,000 and $66,000 respectively. The decrease in interest expense of approximately $19,000 was primarily the result of decreased interest  arising from the conversion of our Series B preferred shares  during June 2004.

Other income for the three months ended September 30, 2004 was approximately $22,000. The Company did not record any other income in the same period a year earlier. The increase in other income of approximately $22,000 was primarily the result of vendor cash discounts earned and a cash settlement from one of the Company's vendors.

OPERATING INCOME

Our operating income for the three months ended September 30, 2004 was approximately $241,000 as compared to an operating loss of approximately $2,000 for the same period last year. The increase in the Company's operating profit of approximately $243,000 arose primarily from an increase in gross profit of approximately $119,000 and a decrease  in operating expenses of approximately $124,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net profit before income taxes for the three months ended September 30,2004 was approximately $217,000 as compared to a net loss of approximately $68,000 for the same period last year. The primary reason for the net profit before provision for income taxes at September 30, 2004, was the Company's operating profit of approximately $241,000 and other income and (expense) of approximately ($24,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company has four primary  sources of capital  which include 1) cash provided by operations, 2) a factoring arrangement with a financial institution to borrow against the Company's trade accounts receivable,  3) funds derived from the sale of its  common  stock and 4) a loan  arrangement  with a related  party  bearing interest at 10%.  Although there can be no assurance,  management  believes that its revenues will continue to increase during fiscal year 2005 and expects to generate positive cash flows from its operations in the third quarter of fiscal 2005. Management anticipates cash flow provided by operations will be adequate to operate the business for the next twelve months.

Factoring Agreements. On August 30, 1996, the Company entered into a financing agreement with a financial institution for a maximum borrowing of up to $2,500,000. The agreement called for a factoring of the Company's accounts receivable, and an asset-based note related to the Company's inventories. Subsequently, on October 29, 1999, the financial institution sold its financing agreement covering the factoring of the Company's accounts receivable to a factoring institution located in Dallas, Texas. The original financial institution retained the asset-based note related to the Company's inventories which was subsequently retired by the Company. Substantially all assets of the Company have been pledged as collateral for the borrowings. The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. Substantially all of the accounts receivable as of September 30, 2004 and March 31, 2004 have been factored or pledged as collateral under the factoring agreement.

As of September 30, 2004 and March 31, 2004 the amount due factor was approximately $190,000 and 708,000, respectively. The decrease of approximately $518,000 was the primarily result of the increase sales to non-factorable customers, together with a decrease in sales to customers that are eligible for factoring.

Related party loan. During the six month period ended September 30, 2004, the Company borrowed from its principal shareholder, American Top Real Estate Co., Inc. ("ATRE"), approximately $581,000, which was utilized as working capital to primarily purchase inventory required to support the increase sales during the six month period ended September 30, 2004 and the anticipated increase sales for the third fiscal quarter ending December 31, 2004. The balance owed to ATRE at September 30, 2004 and March 31, 2004 was approximately $903,000 and $322,000, respectively. The Company plans to pay back the balance owed at September 30, 2004, during the third quarter of fiscal 2005.

American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. The Company paid $50,000 for 50% of the issued and outstanding common stock of ATRE. Subsequent loan participation by the investors in ATRE reduced the Company's shareholder interest to 7.67%. The Company's 2003 operations include a write-down of its investment in ATRE, which reduced the Company's investment in ATRE to zero, net of taxes. The write-down resulted from the operating results of ATRE which reduced the Company's investment in ATRE to zero and, as a consequence, the Company's future financial results will not be negatively affected by ATRE's ongoing operations. The Company has no obligation to fund future operating losses of ATRE.

On September 30, 2004 the Company had assets of approximately $3,323,000 compared to $2,690,000 on March 31, 2004. The Company had a total stockholder's deficiency of $278,000 on September 30, 2004, compared to a deficiency of $772,000 on March 31, 2004, a decrease of approximately $494,000. The decrease in stockholder's deficiency was the result of recording the net profit of approximately $331,000 for the six months ended September 30, 2004 and the net cash proceeds from the issuance of the Company's common stock of $130,000 together with approximately $33,000 in common stock issued to consultants who were owed consulting fees by the Company.

As of September 30, 2004 and March 31, 2004 the Company's inventory was approximately $1,558,000 and $947,000, respectively. The increase in inventory of approximately $611,000 was primarily the result of an inventory build-up of approximately $786,000 to meet the projected sales increase for the third fiscal quarter ending December 31, 2004, offset by an increase in the inventory reserve for obsolescence of approximately $175,000.

As of September 30, 2004 the Company's working capital deficit decreased by approximately $339,000 from a working capital deficit of approximately $1,300,000 at March 31, 2004, to a working capital deficit of approximately $962,000 at September 30, 2004. The decrease in working capital deficit was attributable primarily to increases in inventory, prepaid expenses and cash, decreases in bank overdrafts, accounts payable, customer deposits and amounts due factor totaling approximately $1,616,000 offset by a decrease in accounts receivable and an increase in amounts due to related parties totaling approximately $1,278,000. The remaining decrease to the working capital deficit of approximately $1,000 occurred in miscellaneous areas, including changes in assets.

On April 15, 2004, we concluded several transactions and as part of the restructuring of our equity capital, all the outstanding shares of the Company's Series B Convertible Preferred Shares were retired, noted as follows:

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

As a result of these transactions, all of the Company's outstanding Series B Convertible Preferred Shares, which amounted to 82.5 shares, were converted into approximately 82,353,000 shares of Common Stock at a conversion price of $.01 per share.

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

Operations

Cash flows used in operating activities was approximately $202,000 during the six months period ended September 30, 2004 compared to cash flows provided by operating activities of approximately $201,000 during the six months period ended September 30, 2003. Cash used in operating activities for the six months period ended September 30, 2004 was primarily attributable to increases in the Company's inventory, and decrease in amount due factor, offset by the Company's net profit, increases in depreciation and amortization, provision for doubtful accounts and inventory reserve with a decrease accounts receivable.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing

For the six months ended September 30, 2004 and 2003, investments in masters and artwork were approximately $184,000 and $143,000, respectively. Management continues to seek to acquire new titles to enhance its product lines.

Financing

Cash flows provided by financing activities was approximately $682,000 during the six months period ended September 30, 2004 compared to approximately $68,000 during the six months period ended September 30, 2003.

Impact of Inflation

The Company does not believe that inflation had an impact on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations,however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Common Stock

As of September 30, 2004, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of September 30, 2004 and March 31, 2004, 597,409,872 and 489,057,359 shares were issued and outstanding.

For the six months ended September 30, 2004, the Company had the following significant issuance of its common stock:

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

On October 22, 2004, one of the Company's stockholders sold 2,265,000 shares of the Company's common stock to the Company at a price of $.02 per share. The Shareholder owed the Company a note totaling $45,300, which the Company subsequently retired as consideration for the purchase of such shares of common stock it purchased from the stockholder.

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

31.2

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

Dated: November 15, 2004

By:  /s/ James K.T. Lu

James K.T. Lu

President and Co-Chief

Executive Officer

Dated: November 15, 2004

By:   /s/ Fred U. Odaka

Fred U. Odaka

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)