Form 10QSB
period 2004-12-31
DIAMOND ENTERTAINMENT CORP
filed 2005-02-14
CIK 847420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

(Issuer's telephone number)

-------------------------

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

YES   [ X   ]     NO   [     ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 11, 2005, there were 595,144,872 shares of common stock, no par value, outstanding, and 483,251 shares of convertible preferred stock, no par value.

Transitional Small Business Disclosure Format (check one):

YES   [   ]     NO   [X]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

INDEX

Part I.  Financial Information

Item 1:  Financial Statements

   Condensed Consolidated Balance Sheet as of December 31, 2004

   [Unaudited] and March 31, 2004

3-4

   Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2004 and 2003 [Unaudited]

5

   Condensed Consolidated Statements of Cash Flows for nine months ended

   December 31, 2004 and 2003 [Unaudited].

6-7

   Notes to Condensed Consolidated Financial Statements [Unaudited].

8-19

Item 2:  Management's Discussion and Analysis or Plan of Operations

20-26

Item 3:  Controls and Procedures.

27

Part II.  Other Information

27

Item 6:  Exhibits

27

Signatures

28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                    December 31,    March 31,

                                                                        2004            2004

                                                                    ------------    -----------

                                                                     (Unaudited)

ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                        $    784,758   $    109,295

   Accounts receivable, net of allowance for

     doubtful accounts of $28,241 and $79,462                            380,148        878,588

   Inventory                                                             628,003        946,925

   Due from related parties                                              121,240        161,111

   Prepaid expenses and other current assets                             135,095         65,933

                                                                    ------------    -----------

     Total current assets                                              2,049,244      2,161,852

PROPERTY AND EQUIPMENT, less

   accumulated depreciation of $812,821 and $762,375                     198,898        142,018

FILM MASTERS AND ARTWORK, less

   accumulated amortization of $4,475,904 and $4,321,951                 510,946        346,883

INVESTMENT IN EQUITY SUBSIDIARY                                                -              -

OTHER ASSETS                                                              65,944         39,456

                                                                    ------------    -----------

       TOTAL ASSETS                                                 $  2,825,032   $  2,690,209

                                                                    ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                    December 31,     March 31,

                                                                        2004            2004

                                                                    ------------    -----------

                                                                    (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Bank overdraft                                                   $     47,587    $   234,365

   Accounts payable and accrued expenses                               2,056,604      1,986,701

   Due to factor                                                         124,515        707,517

   Notes payable - current portion                                         7,577         28,350

   Due to related parties - notes payable                                515,174        372,374

   Customer Deposits                                                      15,722        133,330

                                                                    ------------    -----------

     Total current liabilities                                         2,767,179      3,462,637

Notes payable, Less Current Portion                                       12,629              -

       TOTAL LIABILITIES                                               2,779,808      3,462,637

                                                                    ------------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                                         -              -

STOCKHOLDERS' DEFICIENCY

   Convertible  preferred  stock, no par value;  5,000,000 and

     5,000,000  shares authorized; 483,251 issued (of which

     172,923 are held in treasury)                                       376,593        376,593

   Treasury stock                                                     (48,803)   (48,803)

   Series A convertible preferred stock, $10,000 per share

     stated value; 50 shares authorized; 40 issued and outstanding       471,400        471,400

   Series B convertible preferred stock, $10,000 per share

     stated value; 87 shares authorized; 0 and 83 issued and

     outstanding                                                               -      1,101,837

   Common stock, no par value; 600,000,000 shares authorized;

      595,144,872 and 489,057,359 issued and outstanding              18,569,762     17,319,122

   Accumulated deficit                                               (19,323,728)   (19,992,577)

                                                                    ------------    -----------

     TOTAL STOCKHOLDERS' EQUITY                                           45,224   (772,428)

                                                                    ------------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'

         DEFICIENCY                                                 $  2,825,032    $ 2,690,209

                                                                    ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                Three Months Ended            Nine Months Ended

                                                  December 31,                 December 31,

                                            --------------------------     --------------------------

                                                2004          2003             2004          2003

                                            -----------    -----------     -----------    -----------

SALES - net                                 $ 2,647,675    $ 1,879,774     $ 5,813,109     $3,698,756

COST OF GOODS SOLD                            1,605,120        993,674       3,518,382      2,210,109

                                            -----------    -----------     -----------     ----------

GROSS PROFIT                                  1,042,555        886,100       2,294,727      1,488,647

SELLING, GENERAL AND ADMINISTRATIVE

  EXPENSES                                      642,751        468,702       1,479,590      1,310,121

                                            -----------    -----------     -----------     ----------

PROFIT FROM OPERATIONS                          399,804        417,398         815,137        178,526

                                            -----------    -----------     -----------     ----------

OTHER INCOME (EXPENSE)

   Interest expense                             (58,596)       (76,137)       (177,487)      (168,680)

   Other income (expense)                        27,026              -          62,777              -

                                            -----------    -----------     -----------     ----------

     Total other income (expense)               (31,570)      (76,137)       (114,710)      (168,680)

                                            -----------    -----------     -----------     ----------

NET PROFIT (LOSS) BEFORE PROVISION FOR

 INCOME TAXES                                   368,234        341,261         700,427          9,846

PROVISION FOR INCOME TAXES                            -              -          (1,000)             -

                                            -----------    -----------     -----------     ----------

NET PROFIT                                   $  368,234   $   341,261    $     699,427      $   9,846

                                            ===========    ===========     ===========     ==========

NET PROFIT PER SHARE -

   basic and diluted                        $      0.00    $  (0.00)    $      0.00      $ (0.00)

                                            ===========    ===========     ===========     ==========

WEIGHTED AVERAGE COMMON EQUIVALENT

 SHARES OUTSTANDING -

   basic and diluted                        595,661,883    482,273,653     591,454,417    479,847,405

                                            ===========    ===========     ===========    ===========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                      For the Nine Months Ended

                                                                             December 31,

                                                                      --------------------------

                                                                          2004            2003

                                                                      ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net profit                                                         $  699,427      $   9,846

     Adjustments to reconcile net loss to net cash

       used in operating activities:

       Depreciation and amortization                                     204,391        269,280

       Provision for doubtful accounts                                  (51,221)        27,008

       Inventory reserve                                                 183,919        151,142

     Changes in certain assets and liabilities (increase) decrease in:

        Due from related party                                            39,871      (17,661)

        Accounts receivable                                              549,661       (296,910)

        Inventory                                                        135,003       (310,420)

      Prepaid expenses and other current assets                          (69,162)      (69,144)

      Other assets                                                       (26,488)      (5,750)

   Increase (decrease) in

        Due to factor                                                   (583,002)       114,562

        Accounts payable and accrued expenses                             69,903        720,656

        Customer deposits                                               (117,608)      (22,629)

        Other                                                                  -              -

                                                                      ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,034,694        569,980

                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                   (107,326)      (7,964)

   Purchase of film masters and artwork                                 (318,008)      (214,059)

                                                                      ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                                   (425,334)      (222,023)

                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in bank overdraft                                (186,778)      (152,417)

   Net repayments of financing agreement                                                      -

   Proceeds (payments) of notes payable                                   (8,144)      (28,350)

   Proceeds (payments) of notes payable (related party)                  142,800       (25,000)

   Proceeds from the sales of common stock                               148,803              -

   Payment of Premium for purchase of common stock                       (30,578)             -

                                                                      ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 66,103        205,767

                                                                      ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

                                                                      For the Nine Months Ended

                                                                             December 31,

                                                                      --------------------------

                                                                         2004            2003

                                                                      -----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 675,463       142,190

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           109,295         6,900

                                                                      -----------     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $   784,758     $ 149,090

                                                                      ===========     ==========

SUPPLEMENTAL INFORMATION

  CASH PAID FOR:

     Interest expense                                                 $   172,452     $  59,477

                                                                      ===========     ==========

     Income taxes                                                     $    16,000     $   4,602

                                                                      ===========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of series B preferred stock into common stock              $ 1,100,364    $  (10,000)

Conversion of series B preferred stock into common stock              $    35,000    $   10,000

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

Nature of Business

The Company is in the business of distributing and selling videocassette/DVD programs, and general merchandise, through normal distribution channels throughout the United States. As of December 31, 2004 and 2003, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources. These product lines have been reflected as two reportable segments as follows:

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

DECEMBER 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business, (Continued)

2. GENERAL MERCHANDISE

The Company, through its wholly owned subsidiary, JPI, purchases and distributes its general merchandise products to mass merchandisers in the U.S. The Company offers its products for limited sale periods and as demand for products change, the Company switches to newer and more popular products. The Company did not record any sales of its general merchandise during the nine months period ended December 31, 2004.

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

DECEMBER 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had deposits as of December 31, 2004 of approximately $612,000 subject to a credit risk with a financial institution and as of March 31, 2004, the Company had no deposits with credit risk beyond the insured amount.

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

DECEMBER 31, 2004

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

DECEMBER 31, 2004

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

DECEMBER 31, 2004

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

DECEMBER 31, 2004

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 2 - GOING CONCERN

During the twelve month period ended March 31, 2004 the Company had incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company believes it can sustain its operations through the fourth quarter of fiscal 2005, when it expects to generate a positive cash flow from operations. The Company is continuing to negotiate with several investors to provide the Company with debt and equity financing for working capital purposes. The principal objective of the Company is to complete the implementation of the above strategies during remaining months of fiscal 2005. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2004 and March 31, 2004, net of allowance for doubtful accounts were $380,148 and $878,588, respectively. Substantially all of the accounts receivable as of December 31, 2004 and March 2004 have been factored and pledged as collateral under a factoring agreement.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 3 - ACCOUNTS RECEIVABLE, (Continued)

The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

As of December 31, 2004 and March 31, 2004, the Company had an allowance for doubtful accounts of $28,241 and $79,462, respectively.

NOTE 4 - INVENTORY

          Inventory consisted of the following as of:

                                              December 31,

                                                  2004

                                              -------------

                  Raw materials               $     556,777

                  Finished goods                    483,624

                                              -------------

                                                  1,040,401

                  Less:  valuation allowance       (412,398)

                                              -------------

                  Inventory, net              $     628,003

                                              ==============

Allowance

An allowance has been established for inventory totaling $412,398. The allowance is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory which has been:

(a)  restricted to specified distribution territories as a result of legal settlements; and

(b)  inventory, which has passed its peak selling season.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

Due from related parties:

                                        December 31,

                                            2004

                                         ----------

          Loan due from - Officer        $  121,240

                                         ==========

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 5 - RELATED PARTY TRANSACTIONS, (Continued)

Due to related parties - notes payable:

                                                      December 31,

                                                            2004

                                                       ------------

     a) Note payable - ATRE                            $    465,174

     b) Convertible note payable - Jeffrey Schillen          50,000

                                                       ------------

                                                       $    515,174

                                                       ============

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended December 31, 2004 and 2003, royalty expense was $17,394 and $18,434, respectively, pursuant to these agreements. For the nine months ended December 31, 2004 and 2003, royalty expense was $21,919 and $27,426 respectively, pursuant to these agreements.

Video Agreements

The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

Common Stock

As of December 31, 2004, the aggregate number of shares of common stock that the Company has authority to issue is 600,000,000 shares with no par value. As of December 31, 2004 and March 31, 2004, 595,144,872 and 489,057,359 shares were issued and outstanding.

For the nine months ended December 31, 2004, the Company had the following significant issuance of its common stock:

On April 15, 2004, the Company concluded several transactions that retired all the outstanding shares of the Company’s Series B Convertible Preferred Shares, noted as follows:

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 7 - STOCKHOLDERS’ DEFICIENCY, (Continued)

Common Stock, (Continued)

Three holders of record of the Company’s Series B Convertible Preferred Shares representing an aggregate of 25 Series B Convertible Preferred Shares entered into a Letter Agreement to Convert Preferred Shares, whereby such holders of the Series B Convertible Preferred Shares agreed to convert their respective shares and any liquidated damages and accrued interest in the aggregate amount of approximately $50,000 into shares of the Company’s common stock at $0.01 per share. The holders further agreed to convert their portion of any liquidated damages and accrued interest of approximately $50,000 when the stockholders of the Company approve the increase in the authorized shares of the Company. As part of this letter agreement such holders canceled and returned to the Company warrants to purchase 2,250,000 shares of the Company’s common stock at a price of $.02 per share issued to them in conjunction with the Series B Convertible Preferred Shares.

Four holders (the “Sellers”) of record of the Company’s Series B Convertible Preferred Shares representing an aggregate of 57 1/2 Series B Convertible Preferred Shares entered into a Securities Purchase Agreement to sell their entire respective portion of the Company’s Series B Convertible Preferred Shares to two accredited investors (the “Buyers”). Under the terms of the Securities Purchase Agreement, the Buyers agreed to convert their respective shares of the Company’s Series B Convertible Preferred Shares into the shares of the Company’s common stock at $0.01 per share. The Sellers canceled and returned to the Company 8,700,000 warrants to purchase the Company’s common stock at price of $0.02 shares in conjunction with the conversion of the Series B Convertible Preferred Shares on the closing date of such purchase agreement, April 15, 2004. The Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares of the Company’s common stock at $0.01 per share as soon as the stockholders of the Company approve the increase in the authorized shares of the Company. As a result of these conversion transactions, all of the Company’s outstanding Series B Convertible Preferred Shares, which amounted to 82.5 shares, were converted into Approximately 82,353,000 shares of Common Stock at an exercise price of $.01 per share.

On April 1, 2004, the Company sold an aggregate of 22,500,000 shares of the Company’s common stock at a price of $0.01 per share pursuant to subscription agreements dated April 1, 2004. The purchasers were Jeffrey I. Schillen, James Lu and Longview Fund LP, who purchased 2,500,000, 2,500,000 and 17,500,000 shares, respectively.

On April 15, 2004, the Company issued an aggregate of 3,500,000 shares of the Company’s common stock to two of the Company’s consultants for consulting fees owed to the consultants in the aggregate amount of $35,000 pursuant to consulting agreements entered into on December 3, 2001

On October 22, 2004, one of the Company’s stockholders sold 2,265,000 shares of the Company’s common stock to the Company at a price of $.02 per share. The Shareholder owed the Company a note totaling $45,300, which the Company subsequently retired as consideration for the purchase of such shares of common stock it purchased from the stockholder.

The Company issued the foregoing securities in reliance upon the exemption from a registration requirement set forth in Section 4(2) of the Securities Act of 1933.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 8 - SEGMENT INFORMATION

The following financial information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. During three months period ended December 31, 2004 and the nine months period ended December 31, 2004, the Company had no activity in its general merchandise segment of its business. During the three months period ended December 31, 2003 and the nine months period ended December 31, 2003, the Company operated in two principal industries:

2004

Video programs and other licensed products

2004

General merchandise

                                        Three Months Ended        Nine Months Ended

                                           December 31,            December 31,

                                    ------------------------    -------------------------

                                         2004         2003         2004           2003

                                    -----------   -----------   -----------   -----------

  Revenues:

    Video programs and other

      licensed products             $ 2,647,675   $ 1,877,649   $ 5,813,109   $ 3,671,765

    Merchandise                               -         2,125             -        26,991

                                    -----------   -----------   -----------   -----------

                                    $ 2,647,675   $ 1,879,774   $ 5,813,109   $ 3,698,756

                                    ===========   ===========   ===========   ===========

  Cost Of Goods Sold:

    Video programs and other

      licensed products             $ 1,605,120   $ 1,381,936   $ 3,503,382   $ 2,190,561

    Merchandise                               -           314        15,000        19,548

                                    -----------   -----------   -----------   -----------

                                    $ 1,605,120   $ 1,382,250   $ 3,518,382   $ 2,210,109

                                    ===========   ===========   ===========   ===========

  Profit (Loss) before taxes:

    Video programs and other

      licensed products             $   372,249   $   345,470   $   719,845   $    50,365

    Merchandise                         (4,015)     (4,209)    (20,418)      (40,519)

                                    -----------   -----------   -----------   -----------

                                    $   368,234   $   341,261   $   699,427   $     9,846

                                    ===========   ===========   ===========   ===========

  Depreciation and amortization:

    Video programs and other

      licensed products             $    75,836        84,143   $   204,391   $   271,715

    Merchandise                               -            -             -             -

                                    -----------   -----------   -----------   -----------

                                    $    75,836   $    84,143   $   204,391   $   271,715

                                    ===========   ===========   ===========   ===========

  Segment assets:

    Video programs and other

      licensed products             $ 4,041,337   $ 3,905,726   $ 4,041,337   $ 3,905,726

    Merchandise                     (1,216,305)   (1,569,054)   (1,216,305)   (1,569,054)

                                    -----------   -----------   -----------   -----------

                                    $ 2,825,032   $ 2,336,672   $ 2,825,032   $ 2,279,704

                                    ===========   ===========   ===========   ===========

  Expenditure for segment assets:

     Video programs and

       other licensed products      $   165,439   $    73,680   $   425,334   $   222,023

     Merchandise                              -             -             -            -

                                    -----------   -----------   -----------   -----------

                                    $   165,439   $    73,680   $   425,334   $   222,023

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2004 included in its Annual Report on Form 10KSB and its Form 10QSB for the three month and six month periods ended June 30, 2004 and September 30, 2004, respectively.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 2003:

Results of Operations

EXECUTIVE SUMMARY

During nine months period ended December 31, 2004 and 2003, Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") operated in two principal industries, a) distribution and sales of DVD/video programs and other licensed programs and b) distribution of certain general merchandise.

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

We are continuing to acquire new licensed video and DVD titles and upgrading the quality of packaging and pre-printed materials in order to enhance our products. During the nine months ended December 31, 2004, DVD program sales and videocassette program sales represented 76% and 24%, respectively, of total sales.  For the nine months ended December 31, 2004, Videocassette program sales and DVD program sales increased by 57% and 63%, respectively, when compared to the nine months period ended December 31, 2003.

During the nine months ended December 31, 2004, the higher demand for our DVD and videocassette programs from our major customers was the primary reason for our increase in total sales of approximately 57% when compared to the same period a year earlier.

Management believes the higher demand for its Videocassette and DVD product line will continue and increase the overall sales for the Company during the remaining months of fiscal year 2005, however, there is no assurance that this trend will continue nor will the Company be able to maintain its current gross profit margins due to increased competition.

The Company's wholly owned subsidiary Jewel Products International, Inc. ("JPI"), is in the business of distributing certain general merchandise. During the nine months period ended December 31, 2004, JPI did not record any sales of general merchandise products and during the same period a year earlier JPI had minimal sales.

NET SALES

Net sales for the Company were approximately $5,813,000 for the nine month period ended December 31, 2004 as compared to approximately $3,699,000 for the same period a year earlier, an increase of 57%.  For the nine months period ended December 31, 2004 and 2003, DVD program net sales were approximately $4,387,000 and $2,802,000 respectively, an increase of 57%.  Videocassette net sales, were approximately $1,426,000 and $882,000 respectively, for the nine month period ended December 31, 2004 and 2003, an increase of 62%.  The industry shift from videocassette programs to DVD programs together with our expanded DVD library were the primary factors contributing to the increased DVD sales. Increased orders from our major customers contributed to the higher level of videocassette sales.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2004 and 2003 was approximately $2,295,000 and $1,489,000 or 39% and 40% of sales, respectively. The increase in gross profit of approximately $806,000 was primarily the result of increased sales volume. The 1% decrease in the gross profit percentage of sales was primarily the result of lower average sales price of our DVD programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the nine months ended December 31, 2004 and 2003 were approximately $727,000 and $537,000 respectively. The increase in selling expenses of approximately $190,000 (35%) was attributable mainly to higher expense levels in sales commissions, advertising, and freight out arising from higher sales, offset by lower salary expenses and sales. As a percentage to net sales, selling expenses decreased by approximately 2% when compared to the same period a year earlier.

General Administrative expenses for the nine months ended December 31, 2004 and 2003 were approximately $752,000 and $773,000 respectively. The decrease in general administrative expenses of approximately $21,000 (3%) was primarily the result of increases in salaries which were offset by decreases in accounting expenses, provision for bad debts and liquidated damages related to the Company's Series B Preferred Stock.

OTHER INCOME AND EXPENSE

Interest expense for the nine months ended December 31, 2004 and 2003 was approximately $177,000 and $169,000 respectively. The increase in interest expense of approximately $8,000 (5%) was primarily the result of increased interest resulting from our factoring arrangement and other short term loans of approximately $36,000 and $17,000 respectively, offset by lower interest of approximately $45,000 resulting from the conversion of all the Series B Preferred Stock. As of December 31, 2004, the outstanding debt of the Company was approximately $660,000 of which approximately $647,000 was classified as current.

Other income for the nine months ended December 31, 2004 was approximately $63,000. The Company did not record any other income in the same period a year earlier. The increase in other income of approximately $63,000 was primarily the result of vendor cash discounts earned and a cash settlement from one of the Company's vendors.

OPERATING PROFIT AND LOSS

Our operating profit for the nine months period ended December 31, 2004 was approximately $815,000 as compared to approximately $179,000 for the same period last year. The increase in the Company's operating profit of approximately $636,000 (355%) arose primarily from an increase in gross profit of approximately $806,000 offset by an increase in operating expenses of approximately $170,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net profit before income taxes for the nine months ended December 31, 2004 was approximately $700,000 as compared to a net profit of approximately $10,000 for the same period last year, an increase of 6,900%.  The primary reason for the net profit before provision for income taxes at December 31, 2004, was the Company's operating profit of approximately $815,000 and other income and (expense) of approximately ($115,000).

The Company's auditors issued a going concern report for the year ended March 31, 2004. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2003:

NET SALES

Net sales for the Company was approximately $2,648,000 for the quarter ended December 31, 2004 as compared to approximately $1,880,000 for the quarter ended December 31, 2003, representing an increase of approximately 41%.  DVD program net sales were approximately $1,964,000 for the quarter ended December 31, 2004, as compared to approximately $1,353,000 for the quarter ended December 31, 2003, representing an increase of approximately 45%. Videocassette net sales were approximately $683,000 for the quarter ended December 31, 2004, as compared to approximately $527,000 for the quarter ended December 31, 2003, an increase of approximately 30%.  The industry shift from videocassette programs to DVD programs together with our expanded DVD library were the primary factors contributing to the increase DVD sales and increased orders placed by our major customers for videocassette products accounted for such increases. A major customer accounted for approximately 52% of the Company’s net sales for the quarter ended December 31, 2004.

GROSS PROFIT

Gross profit was approximately $1,043,000 for the three months ended December 31, 2004 as compared to approximately $886,000 for the three months ended December 31, 2003. The higher gross profit of approximately $157,000 was primarily the result of increased sales. For the three months ended December 31, 2004 and 2003 the gross profit as a percentage of sales was 39% and 47%, respectively. The decrease of the gross profit as a percentage of sales of 8% was primarily the result of lower margins realized from our DVD programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended December 31, 2004 and 2003 were approximately $319,000 and $243,000 respectively. The increase in selling expenses of approximately $76,000 was primarily caused by the lower salaries, offset by higher expense levels in sales commissions, rent expense, advertising and freight expense.

General and administrative expenses for the three months ended December 31, 2004 and 2003 were approximately $324,000 and $226,000 respectively. The increase in general administrative expenses of approximately $98,000 was primarily the result of increases in salaries, legal fees, accounting expenses and sales taxes which were offset by decreases in health insurance and liquidated damages related to the Company's Series B  Preferred Stock.

OTHER INCOME AND EXPENSE

Interest expense for the three months ended December 31, 2004 and 2003 was approximately $59,000 and $76,000 respectively. The decrease in interest expense of approximately $17,000 was primarily the result of decreased interest arising from the conversion of our Series B preferred shares during June 2004.

Other income for the three months ended December 31, 2004 was approximately $27,000. The Company did not record any other income in the same period a year earlier. The increase in other income of approximately $27,000 was primarily the result of vendor cash discounts earned and a cash settlement from one of the Company's vendors.

OPERATING PROFIT

Our operating profit for the three months ended December 31, 2004 was approximately $400,000 as compared to approximately $417,000 for the same period last year. The decrease in the Company's operating profit of approximately $17,000 arose primarily from an increase in gross profit of approximately $157,000, offset by an increase in operating expenses of approximately $174,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net profit before income taxes for the three months ended December 31, 2004 was approximately $368,000 as compared to approximately $341,000 for the same period last year. The primary reason for the net profit before provision for income taxes at December 31, 2004, was the Company's operating profit of approximately $400,000 and other income and (expense) of approximately ($32,000).

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

Factoring Agreements. On August 30, 1996, the Company entered into a financing agreement with a financial institution for a maximum borrowing of up to $2,500,000. The agreement called for a factoring of the Company's accounts receivable, and an asset-based note related to the Company's inventories. Subsequently, on October 29, 1999, the financial institution sold its financing agreement covering the factoring of the Company's accounts receivable to a factoring institution located in Dallas, Texas. The original financial institution retained the asset-based note related to the Company's inventories, which was subsequently retired by the Company. Substantially all assets of the Company have been pledged as collateral for the borrowings. The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. Substantially all of the accounts receivable as of December 31, 2004 and March 31, 2004 have been factored or pledged as collateral under the factoring agreement.

As of December 31, 2004 and March 31, 2004 the amount due factor was approximately $125,000 and 708,000, respectively. The decrease of approximately $583,000 was the primarily result of the increase sales to non-factorable customers, together with a decrease in sales to customers that are eligible for factoring.

Related party loan. During the nine month period ended December 31, 2004, the Company borrowed from its principal shareholder, American Top Real Estate Co., Inc. ("ATRE"), a net amount approximately $143,000, which was utilized as working capital to primarily purchase inventory required to support the increase sales during the nine month period ended December 31, 2004.  The balance owed to ATRE at December 31, 2004 and March 31, 2004 was approximately $465,000 and $322,000, respectively. The Company plans to pay back a substantial portion of the balance owed at December 31, 2004, during the fourth quarter of fiscal 2005.

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

On December 31, 2004 the Company had assets of approximately $2,825,000 compared to $2,690,000 on March 31, 2004. The Company had a total stockholders’ equity of $45,000 on December 31, 2004, compared to a deficiency of $772,000 on March 31, 2004, an increase of stockholders’ equity of approximately $817,000. The increase in stockholders’ equity was the result of recording the net profit of approximately $699,000 for the nine months ended December 31, 2004 and the net proceeds from the issuance of the Company's common stock of approximately $118,000.

As of December 31, 2004 and March 31, 2004 the Company's inventory was approximately $628,000 and $947,000, respectively. The decrease in inventory of approximately $319,000 was primarily the result of increase provisions for obsolescence.

As of December 31, 2004 the Company's working capital deficit decreased by approximately $583,000 from a working capital deficit of approximately $1,301,000 at March 31, 2004, to a working capital deficit of approximately $718,000 at December 31, 2004. The decrease in working capital deficit was attributable primarily to increases in cash and a decrease in amounts due factor totaling approximately $1,258,000, offset by a decrease in accounts receivable of approximately $499,000, and other miscellaneous areas totaling approximately $176,000.

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

Operations

Cash flows provided by operating activities was approximately $1,035,000 during the nine months period ended December 31, 2004 compared to cash flows provided by operating activities of approximately $570,000 during the nine months period ended December 31, 2003. Cash provided by operating activities for the nine months period ended December 31, 2004 was primarily attributable to the Company's net profit and decrease in accounts receivable, offset by decrease in amount due factor.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing

For the nine months ended December 31, 2004 and 2003, investments in masters and artwork were approximately $425,000 and $214,000, respectively. Management continues to seek to acquire new titles to enhance its product lines.

Financing

Cash flows provided by financing activities was approximately $66,000 during the nine months period ended December 31, 2004 compared to approximately $206,000 during the nine months period ended December 31, 2003.

Impact of Inflation

The Company does not believe that inflation had an impact on sales or income during the past several years. Increases in supplies or other operating costs could adversely affect the Company's operations, however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

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

Item 6.   Exhibits

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

Dated: February 14, 2005

By:  /s/ James K.T. Lu

James K.T. Lu

President and Co-Chief

Executive Officer

Dated: February 14, 2005

By:   /s/ Fred U. Odaka

Fred U. Odaka

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)