Form 10KSB
period 2005-03-31
DIAMOND ENTERTAINMENT CORP
filed 2005-06-29
CIK 847420

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17953

DIAMOND ENTERTAINMENT CORPORATION

(Name of small business issuer in its charter)

New Jersey	22-2748019
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 Tucker Lane, Walnut, CA                       91789

    (Address of principal executive offices)         (Zip Code)

Issuer's telephone number: (909) 839-1989

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer's revenue for the fiscal year ended March 31, 2005 totaled $6,866,624.

The aggregate market value of registrant's Common Stock held by non-affiliates on June 15, 2005 was approximately $3,814,162 based upon the average closing bid and asked sales prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.  As of March 31, 2005, 595,144,872 shares of the issuer’s Common Stock were outstanding.  As of June 15, 2005, 618,262,605 shares of the issuer’s Common Stock were outstanding.

Quick Links`

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

          CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.  CONTROLS AND PROCEDURES

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.  EXHIBITS.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

i

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") was formed under the laws of the State of New Jersey on April 3, 1986. In May 1999, the Company registered in the state of California to do business under the name “e-DMEC”. All references to the “Company”, “the Corporation”, “DMEC”, “we”, “our”, or “us” refer to Diamond Entertainment Corporation doing business as e-DMEC and its subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 800 Tucker Lane, Walnut, California 91789.

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

VIDEO PROGRAM LINE

Our products consist of a total of approximately 1040  titles appealing to all age groups. The programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs and sports highlights. Public domain programs account for approximately 762 titles, licensed programs account for approximately 266 titles of our program inventory and we own 12 titles.

•

Motion Pictures - Public Domain. We offer a total of 166 feature motion picture titles including many film classics, biblical tales, and a large collection of favorite performers. Titles include “The Naked Kiss”, and “Second Woman”.

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

•

Spanish Movies – Licensed.  We license approximately 12 Spanish movies such as La Portere Ardiente and Conevion Criminal.

DVD PROGRAM LINE

The DVD program inventory currently consists of 312 titles, which are public domain feature films and television episodes.

•

Motion Pictures - We offer 242  titles in DVD format covering many film classics in various categories including drama, horror, westerns, action, and comedy.

•

Television Episodes – We offer 33 classic television program titles.

•

Bible Series – 9 Testament and 1 Life of Christ

•

Sports – Wild men of wrestling/Wild women of wrestling/A.J. Styles matches

•

Children’s – 12 Learning Treehouse and 3 Baby Brightest

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

During the years ended March 31, 2005 and March 31, 2004, we acquired approximately 69 and 29 new titles, respectively. As of March 31, 2005, the net book value of our film masters and artwork was approximately $556,000.  We believe that our film masters and artwork are significant assets since we derive the majority of our revenue from their use.

FULFILLMENT AND DUPLICATION SERVICES

We are continuing to offer our duplication, fulfillment and packaging services to corporate customers through our sales representatives   There can be no assurance that we will be able to market and distribute successfully our contract fulfillment, replication and duplication services to corporate customers or to our other customers. Revenues derived from our replicating and duplication services for the period ended March 31, 2005 and 2004 were minimal.

GENERAL MERCHANDISE

JPI sells and manufactures one toy product called the Zoombie ®, its patented Double Wing Flier, a bi-wing aerodynamic flying toy a game of catch intended to compete directly with Frisbee(R), Aerobie(R) and Whoosh(TM). During the year ended March 31, 2005, the Zoombie was primarily sold through our web-site. Sales realized from Zoombie product were minimal.  During the year ended March 31, 2005, JPI entered into a joint venture partnership with a company having the patent and manufacturing rights to a family back yard game called Flingball, a game similar to that of horseshoes. During the third fiscal quarter of 2005, JPI together with its joint venture partner conducted a TV promotional sales test with minimal results. There is no assurances that the Flingball product will be successful.   We are continuing to seek out new general merchandise product line to include low cost, high quality, consumer products from U.S. based importers or directly from Asia such as small office equipment, furniture, and other toy products and games. As of June 15, 2005, we have no outstanding commitment from our customers to purchase our general merchandise product line. We are continuing to seek additional products for our general merchandise line to replace or add to our existing products.  For the years ended March 31, 2005 and 2004 we purchased general merchandise from one supplier, Duracom Corporation HK Ltd.  Purchases during these two years were minimal.

SUPPLIERS

VIDEO/DVD PRODUCTS

For the year ended March 31, 2005, the Company purchased video and DVD products from three suppliers that accounted for approximately 79% of the Company's net purchases.  During such period, the percentages of net video/DVD product purchases made from such suppliers were 31%, 28% and 20%, respectively. We believe that, if for any reason we could not rely on or retain the services of any of our current suppliers, duplicators or manufacturers, other suppliers would be readily available in the marketplace.

MARKETING

VIDEO/DVD PRODUCTS

We market our program inventory to large retail chain outlets and provide each retail chain operator with brochures, advertising materials and literature describing and promoting our program inventory. Our products are sold through more than ten mass merchandisers such as Dolgen Corp., Walgreens, Meijer and The Musicland Group, primarily in the Northeast, the South and the East Coast. These outlets sell our products to the general public at retail prices ranging from approximately $1.99 to $9.99 per videocassette and $3.99 to $12.99 per DVD program pack. For the years ended March 31, 2005 and 2004, we derived revenue from our video and DVD products of approximately $6,867,000 and $4,960,000, respectively. For the year ended March 31, 2005, we had net sales to two major customers, Walgreens and Dolgen Corp. who accounted for approximately 41% and 18%, respectively, on revenues of approximately $4,016,106. For the year ended March 31, 2004, we had net sales to three major customers, Meijer, Dolgen Corp. Inc. and Musicland Group Inc. who accounted for approximately 20%, 18% and 14%, respectively, or revenues of approximately $2,575,000.

CUSTOMERS

VIDEO/DVD PRODUCTS

Our marketing strategy of distributing directly to retail chain outlets has allowed us to market our products at all consumer levels. In particular, we seek to attract retail customers in department, drug, discount, electronic, music, toy and book stores as well as supermarkets and convenience stores. We are continuing to improve the name recognition of our company as a video and DVD distributor specializing in educational, children and film classics video, and DVD titles. In addition, through our sales program, we seek to place increased focus on the promotion of sales to major mass merchandising companies which would increase the delivery of high volume orders. In addition to using independent sales representatives in certain geographical marketing areas, we are continuing to update and revamp our web-site to enable us to sell our video/DVD and other products to our current customer base and directly to the retail customer.

During the fiscal year ended March 31, 2005, we derived approximately 85% of our gross revenue from sales to mass merchandisers and other retail outlets and approximately 15% of gross revenue was derived from sales through consignment arrangements with a catalog company and a retail company. We only book sales from consignment sales after the catalog company delivers the actual funds from such sales. Less than one percent of revenues are derived from products sold on a retail basis directly to consumers via the internet.

GENERAL MERCHANDISE

We market our general merchandise and toy products using outside sales personnel and manufacturer’s representatives and utilize independent manufacturer's representatives to reach our customers. For the years ended March 31, 2005 and 2004, revenues from our general merchandise products were $-0- and $19,673, respectively.

SEASONALITY

VIDEO AND DVD PRODUCTS

DMEC generally experiences higher sales from our video and DVD programs from September through January due to increased consumer spending around the year-end holidays. During the year ended March 31, 2005, the Company derived approximately 58% of its gross revenue from sales during those five months, with approximately 47% of revenue generated in the remaining seven months of the year.

GENERAL MERCHANDISE

Our revenues are very seasonal and are currently generated during the year-end holiday period from September through December.

LICENSE ARRANGEMENTS

VIDEO AND DVD PRODUCTS

We enter into various license agreements under which we acquire from licensors the right to duplicate and distribute a licensed video or video program. Licenses may be exclusive or non-exclusive, but typically are non-exclusive. Generally, licenses cover specific titles. In return for the grant of certain rights by the licensor, we pay certain advance payments or guarantees and also pay royalties. Advances, which have not been recovered through earned royalties, are recorded as an asset.   Royalty payments under license agreements typically are credited against any advances paid. Generally, our licenses are for a term of between three and seven years. While our efforts to renegotiate and renew our license agreements have generally been successful, there can be no assurance that such licenses will be renegotiated or renewed in the future. The programs that we have acquired under license contain limitations from the licensors regarding the geographic areas to which we can distribute our products and are usually restricted to distribution and sales in the United States and Canada.

The various licensing agreements that we have entered into with licensors provide for advance payments ranging from $1,500 to $100,000 and subsequent royalty payments based upon either a per video or DVD sold fee or a percentage of wholesale price fee. During the year ended March 31, 2005, and 2004 we incurred royalty expenses of approximately $47,300 and $27,600, respectively, under our licensing agreements.

COMPETITION

VIDEO AND DVD PRODUCTS

The videocassette and DVD distribution industry is intensely competitive and highly fragmented.  Approximately 63% of our program inventory is public domain programs which are not licensed or our exclusive property.  Any competitor may easily enter our business by reproducing and distributing public domain programs, including those marketed by us.  DMEC competes with other distributors who sell budget priced videotapes and DVDs. We also compete with other video duplicators. We have been able to compete based on offering low pricing and superior packaging designs. Most of the companies with which we compete with, such as:  Platinum Entertainment, Brentwood Entertainment and Madacy, are better established, have broader public and industry recognition, have financial resources substantially greater than us and have manufacturing and distribution facilities better than those which now, or in the foreseeable future, may become available to us.

GENERAL MERCHANDISE

DMEC competes with other distributors of toy products and general merchandise, including distributors of other flying toys such as "Frisbies". We concentrate on the most popular and new products available and offer these products for limited sales period and, as demand for products change. We can immediately switch to newer and more popular products. We compete primarily on uniqueness of product and lower prices. Most of the distributors with which we compete are better established, have broader product lines and industry recognition, and have financial resources substantially greater than ours.  We also face intense competition from other distributors of toy products.

AMERICAN TOP REAL ESTATE

American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations.  The Company paid $50,000 for 50% of the issued and outstanding common stock of ATRE.  Subsequent loan participation by the investors in ATRE reduced the Company’s shareholder interest to 7.67%. The Company’s 2003 operations include a write-down of its investment in ATRE, which reduced the Company’s investment in ATRE to zero, net of taxes. The write-down resulted from the operating results of ATRE which reduced the Company’s investment in ATRE to zero and, as a consequence, the Company’s future financial results will not be negatively affected by ATRE’s ongoing operations. The Company has no obligation to fund future operating losses of ATRE. Mr. Lu was President and director of ATRE until January 8, 2004, when he resigned his position as President.

As of March 31, 2005 and 2004, we had outstanding loan balances of $278,374 and $322,374, respectively, owed to ATRE, bearing interest at the rate of 10% per annum, and due on demand.  The Company does not anticipate a demand by ATRE for repayment of its loan to the Company in the near future.

INSURANCE

The Company has a commercial general liability policy including policies covering personal property and products for damages.  These policies cover the Company in all of its facilities.  Management believes the Company’s insurance coverage is adequate for most foreseeable problems, and is comparable with the coverage of other companies in the same business and of similar size.

EMPLOYEES  AND CONTRACTED LABOR

As of March 31, 2005,  the  Company and its  subsidiaries  employed 16 full-time  and no part-time  and 39 contracted labor personnel  as compared to 35 full-time and one part-time employees and no contracted labor personnel a year earlier. On October 1, 2004, the Company entered into an agreement with an outside independent service company to furnish the Company with its required hourly manufacturing labor personnel. The service company hired the Company’s hourly manufacturing personnel and contracted with the Company to furnish such manufacturing personnel as outside contract labor to the Company. All personnel, payroll and payroll related costs for the contract personnel are handled by the service company and such costs are billed to the Company each pay period. During the peak season the Company engages additional outside contracted labor,  part-time or temporary  personnel to help with the surge for Christmas season orders.  The Company reduces  its contracted  manufacturing  force after the peak season to improve the profitability of the operations when sales orders decline. Neither the Company's nor the subsidiaries' employees or contract labor force are unionized.  Management believes that it has good working relations with its employees and contracted labor force.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We lease approximately 20,000 square feet of property located at 800 Tucker Lane, Walnut, California under a lease that commenced April 1, 2004 and expires on March 31, 2007, for use as manufacturing and warehouse facilities for a monthly rent of $12,000. The monthly rent will be increased to $12,500 and $13,000 per month on April 1, 2005 and April 1, 2006, respectively.  Our lease is with an unaffiliated third party.

We lease approximately 995 square feet @ 18725 E. Gale Avenue, Suite 100, City of Industry, California from a related party under a lease that commenced May 1, 2005 for use as executive offices for a monthly rent of $2,500.

We believe that we have sufficient space for operations for the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS.

We have in the past been named as defendant and co-defendant in various legal actions filed against us in the normal course of business. All past litigation have been resolved without material adverse impact on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 1, 2005, the Company held its annual meeting of shareholders and the following proposals  were  approved by majority  vote:  (i) the change in the Company’s Certificate of Incorporation to increase the total number of Common Shares authorized to be issued from 600,000,000 shares to 800,000,000 shares, (ii) Jeffrey I. Schillen and Fred U. Odaka  were  elected as  Class 1 directors  to the Board of  Directors  of  the Company  for  terms of two  years and James K. T. Lu,  Murray T. Scott and Jerry Lan were elected  as Class 2  directors  of the Board of the  Company  for terms of three years, (iii)  the authorization of a possible reverse stock split of the Company’s outstanding Common Stock in the range of 10:1 to 30:1, as determined in the sole discretion of the Board of Directors. and (iv) the approval of the Company’s 2005 Equity Compensation Program.

1.

The results of the vote on the proposal to increase the authorized common stock of the Company from 600,000,000 shares to 800,000,000 shares were as follows: 470,455,970 votes for the proposal, 9,744,715 votes against the proposal, and 44,582 votes abstained. A majority of the votes cast were voted “FOR” the proposal.

2.

The results of the vote on the proposal for consent to a possible reverse stock split of the outstanding shares of Common Stock of the Corporation in the range of 10 to 1 to 30 to 1, as determined in the sole discretion of the Board of Directors were as follows: 454,765,249 votes for the proposal, 25,433,931 votes against the proposal, and 46,087 votes abstained.  A majority of the votes cast were voted “FOR” the proposal.

3.

The results of the vote on the proposal to approve the Company’s 2005 Stock Incentive Plan were as follows:  389,071,509 votes for the proposal, 12,502,392 votes against the proposal, 58,064 votes abstained and 78,613,302 not voted.  A majority of the votes cast were voted “FOR” the proposal.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the NASD's OTC Bulletin Board under the symbol "DMEC." The following table sets forth the high and low bid prices for our Common Stock for each quarterly period during our last three fiscal years. The source of the quotes is NASD's OTC Bulletin Board quarterly quote summaries.

	Common Stock Bid Price
	Low	High
Fiscal Year 2003
First Quarter	0.0016	0.0050
Second Quarter	0.0001	0.0150
Third Quarter	0.0001	0.0050
Fourth Quarter	0.0001	0.0100

Fiscal Year 2004
First Quarter	0.0001	0.0260
Second Quarter	0.0150	0.0320
Third Quarter	0.0140	0.0180
Fourth Quarter	0.0120	0.0180

On August 22, 2003, our common stock ceased to be quoted on the OTC Bulletin Board as a result of our failure to comply with the eligibility requirements of the OTC Bulletin Board in that we did not timely file our Annual Report on Form 10KSB for the year ended March 31, 2003.  Between August 22, 2003 and August 2, 2004, our common stock had been quoted in the Pink Sheets LLC’s “Pink Sheets” under the symbol “DMEC.”  Generally, quotations for securities included in the Pink Sheets are not listed in newspapers and may be more difficult to obtain.  The Pink Sheets’ service enables market makers to display real time prices of equities, ADRs and foreign securities and is a quotation medium available with regard to the securities of issues that are unable to list their securities on NASDAQ or an exchange or have their securities quoted on the OTC Bulletin Board.  Upon meeting the eligibility requirements of the OTC Bulletin Board, our stock commenced trading on the OTC Bulletin Board on August 2, 2004.  On June 15, 2005, the closing sales price for our common stock as reported in the OTC Bulletin Board was $0.009.  The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

As of June 15, 2005 there were 2,496 holders of record of our common stock, and 40 holders of record of our Series A Convertible Preferred Stock. As of March 31, 2004, there were 7 holders of record of our Series B Convertible Preferred Stock and on April 15, 2004, the 7 holders of record of our Series B Convertible Preferred Stock converted all their shares into the common stock of the Company.

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

Securities authorized for issuance under equity compensation plans:

2005 Equity Compensation Program

On March 1, 2005, the shareholders of the Company adopted its 2005 Equity Compensation Program (the "Program").  The Program is intended to secure for the Company,  its direct and indirect present and future subsidiaries, including without limitation any entity which the Company reasonably expects to become a subsidiary (the "Subsidiaries"), and its shareholders, the benefits arising from ownership of the Company's Common Stock, no par value per share ("Common Stock"), by those selected directors, officers, key employees and consultants of the Company and the Subsidiaries who are responsible for future growth. The Program is designed to help attract and retain superior individuals for positions of substantial responsibility with the Company and the Subsidiaries and to provide these persons with an additional incentive to contribute to the success of the Company and the Subsidiaries.

In order to maintain flexibility in the award of benefits, the Program is comprised of two parts -- the Incentive Stock Option Program ("Incentive Plan"), and the Supplemental Stock Option Program ("Supplemental Plan").  Each such plan is referred to herein as a "Plan" and all such plans are collectively referred to herein as the "Plans." The grant of an option under one of the Plans shall not be construed to prohibit the grant of an option under any of the other Plans.

Unless any Plan specifically indicates to the contrary, all Plans is subject to the general provisions of the Program set forth below under the heading "General Provisions of the Equity Compensation Program" (the "General Provisions").

The Program is administered by the Board of Directors of the Company (the "Board" or the "Board of Directors") or any duly created committee appointed by the Board and charged with the administration of the Program. To the extent required in order to satisfy the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), such committee shall consist solely of "Outside Directors" (as defined herein). The Board, or any duly appointed committee, when acting to administer the Program, is referred to as the "Program Administrator". Any action of the Program Administrator shall be taken by majority vote at a meeting or by unanimous written consent of all members without a meeting. No Program Administrator or member of the Board of the Company shall be liable for any action or determination made in good faith with respect to the Program or with respect to any option granted pursuant to the Program. For purposes of the Program, the term "Outside Director" shall mean a director who (a) is not a current employee of the Company or the Subsidiaries; (b) is not a former employee of the Company or the Subsidiaries who receives compensation for prior services (other than benefits under a tax-qualified retirement plan) during the then current taxable year; (c) has not been an officer of the Company or the Subsidiaries; and (d) does not receive remuneration (which shall be deemed to include any payment in exchange for goods or services) from the Company or the Subsidiaries, either directly or indirectly, in any capacity other than as a director, except as otherwise permitted under Code Section 162(m) and the regulations thereunder.

Subject to the other provisions of this Program, and with a view to effecting its purpose, the Program Administrator shall have the authority: (a) to construe and interpret the Program; (b) to define the terms used herein; (c) to prescribe, amend and rescind rules and regulations relating to the Program; (d) to determine the persons to whom options shall be granted under the Program; (e) to determine the time or times at which options shall be granted under the Program; (f) to determine the number of shares subject to any option under the Program as well as the option price, and the duration of each option, and any other terms and conditions of options; and (g) to make any other determinations necessary or advisable for the administration of the Program and to do everything necessary or appropriate to administer the Program. All decisions, determinations and interpretations made by the Program Administrator shall be binding and conclusive on all participants in the Program and on their legal representatives, heirs and beneficiaries.

The maximum aggregate number of shares of Common Stock issuable pursuant to the Program is 65,000,000 shares. No one person participating in the Program may receive options for more than 25,000,000 shares of Common Stock in any calendar year. All such shares may be issued under any Plan, which is part of the Program. If any of the options (including incentive stock options) granted under the Program expire or terminate for any reason before they have been exercised in full, the unissued shares subject to those expired or terminated options shall again be available for purposes of the Program. Any shares of Common Stock delivered pursuant to the Program may consist, in whole or in part, of authorized and unissued shares or treasury shares.

All directors, officers, employees and consultants of the Company and the Subsidiaries are eligible to participate in the Program. The term "employee" shall include any person who has agreed to become an employee and the term "consultant" shall include any person who has agreed to become a consultant.

The Program became effective March 1, 2005, when approved by the shareholders of the Company. The Program shall continue in effect for a term of ten years from the date that the Program is adopted by the Board of Directors, unless sooner terminated by the Board of Directors of the Company.  As of March 31, 2005 no options were granted under the Program.

Equity Compensation Plan Information

As of June 16, 2005

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
	(a)	(b)	(c)
Equity compensation plans approved by security holders	65,000,000	$0.007	6,900,000
Equity compensation plans not approved by security holders	--	--	-0-
Total	65,000,000	$0.007	6,900,000

2001 Stock Compensation Plan

On July 24, 2001,  the Board of Directors of the Company  adopted the Company's  2001 Stock  Compensation  Plan dated July 13,  2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers),  and directors of the Company and its  subsidiaries  for their services  rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or non-qualified options of the Company's common stock, no par value at a purchase price of $0.006, which represented the fair value of the common stock on that date.  On July 13, 2001, 50,000,000 options to purchase the Company's common stock were granted to the select key employees,  officers and a director of the Company expiring on July 12, 2004.  Of such options granted, James Lu, the President and Jeffrey Schillen the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options were granted to Murray Scott, a Director of the Company. The remaining balance of 15,000,000 options was granted to eight other employees of the Company.  As of March 31, 2004, none of the options granted under this plan had been exercised and on July 12, 2004, all 50,000,000 options expired and were canceled.

Recent Sales of Unregistered Securities

On July 13, 2001, 50,000,000 options to purchase the Company's common stock were granted to the selected key employees, officers and a director of the Company expiring on July 12, 2004 pursuant to the 2001 Compensation

Plan. As of March 31, 2004, none of the options granted under this plan had been exercised and on July 12, 2004, all 50,000,000 options expired and were canceled.

On July 24, 2001, the Board of Directors of the Company authorized and approved, that it was in the best interest of the Company that the exercise rate ranging from $0.05 to $0.25 of outstanding options granted to the Company's key employees, officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 11,675,000 shares be amended and lowered to $0.005. Such outstanding options to purchase the Company's common stock included options granted to James Lu, Jeffrey Schillen, Murray Scott and three key employees of the Company of 9,100,000, 2,150,000, 250,000, and 175,000 shares, respectively. The Board of Directors further authorized and approved the extension of such options granted to James Lu and Jeffrey Schillen in the amount 600,000 and 400,000 shares, respectively, to April 22, 2004. On March 31, 2003, 2,000,000 options granted to the Company’s President on July 24, 2001 expired and such options were canceled. All of the remaining options except for 250,000 options issued to Murray Scott expired during the year ended March 31, 2005 and were canceled.  Murray Scott’s options for 250,000 shares were outstanding as of March 31, 2005 and has an expiration date of August 24, 2005.

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

The Board of Directors on February 28, 2002, authorized and approved the extension of options previously granted to Messrs. Lu, Schillen and Scott to purchase 3,000,000,750,000 and 250,000 shares, respectively, for an additional three years at $0.005 per share. Of such options, Messrs Lu's and Schillen's options were extended to March 31, 2005 and Mr. Scott's option was extended to August 24, 2005.  As of March 31, 2005, the options issued to Messrs Lu and Schillen expired on March 31, 2005 and were canceled.

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

On March 31, 2004, four holders (the “Sellers”) of record of the Company’s Series B Convertible Preferred Shares representing an aggregate of 57½ Series B Convertible Preferred Shares entered into a Securities Purchase Agreement to sell all of their respective portion of the Company’s Series B Convertible Preferred Shares to two accredited investors, (the “Buyers”).  Under the terms of the Securities Purchase Agreement the Buyers converted their respective shares of the Company’s Series B Convertible Preferred Shares into the shares of the Company’s common stock at $0.01 per share.  The Sellers canceled and returned to the Company 8,700,000 warrants to purchase the Company’s common stock at price of $0.02 shares in conjunction with their respective Series B Convertible Preferred Shares at the closing date of such purchase agreement on April 15, 2004.  The Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares of the Company’s common stock at $0.01 per share after such time the stockholders of the Company approved the increase in the authorized shares of the Company.

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

On May 9, 2005 the Board of Directors of the Company approved the issuance of 23,117,733 shares of the Company’s common stock upon conversion liquidated damages and interest by the five shareholders totaling an aggregate of $231,177 which accrued connection with the sale of the Company’s Series B preferred shares, at the agreed upon conversion price of $0.01 per share. The Company was previously unable to issue such shares of common stock until the shareholders of the Company approved the increase in the authorized number of shares of common stock on March 1, 2005.

On June 16, 2005, the Board of Directors of the Company approved the granting of 58,100,000 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted.   The effective date of such options being granted was June 16, 2005, at an exercise price of $.007 per share.  Such stock options granted vest in three annual installments commencing one year after the date of grant.  Of such options granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company were granted options to purchase 25,000,000, 12,150,000 and 5,000,000 shares, respectively, and 5,000,000 and 2,500,000 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 7,450,000 options was granted to six employees and one consultant of the Company.

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

•

the issuance of 12,343,150 shares of the Company's common stock to Mr. Lu, the President of the Company, upon conversion of his $50,000 note and accrued interest thereon in the amount of $11,715 at the conversion price of $0.005 per share. The aggregate amount of these shares was issued on August 14, 2001; and

•

the issuance of 180,928,097 shares of the Company's common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775 of its note and all accrued interest thereon in the amount of $138,257 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001. These shares were issued on August 14, 2001.

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

•

Increase our market segment percentage in the distribution DVD titles by offering a higher quality priced product than the products offered by our larger competitors.

•

Continue expanding the overall market share of our core business by acquiring new DVD titles especially in HD format for distribution.

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

We believe we have adequate cash resources to sustain our operations through the fourth quarter of fiscal 2006.  We are continuing to negotiate with several reliable investors to provide us with debt and equity financing for working capital purposes. We are seeking potential merger or acquisition candidates that will help increase our revenues and cash liquidity.  Our principal objective is to implement the above strategy in the remaining quarters in fiscal 2006, which the Company expects will lead to a profitable operation if these tasks are successfully implemented, subject to market and other conditions. Although we believe that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to our Company or that we will be able to attain these objectives during fiscal 2006 or at all.

(b)  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

Year Ended March 31, 2005 as Compared to Year Ended March 31, 2004

Revenues for the years ended March 31, 2005 and 2004 were approximately $6,867,000 and $4,998,000, respectively. Our sales increased by approximately $1,869,000 from the prior year with increased DVD product and video product sales of approximately $1,523,000 and $366,000, respectively offset by decreased  general merchandise sales of approximately $20,000. The higher DVD  and video product sales for the year ended March 31, 2005, were primarily the result of increased orders from our major customers.  The decrease in general merchandise sales was the primarily the result of discontinuing our existing toys and general merchandise products. Sales of our products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.  We expect the DVD products sales to increase in fiscal year ending March 31, 2006, resulting from the shift from  Video products sales to DVD products.

Cost of goods sold for the years ended March 31, 2005 and 2004 were approximately $4,038,000 and $2,919,000 or 59% and 58% of sales, respectively. The increase in cost of sales of approximately $1,119,000 was primarily due to higher sales volume of the Company’s products. The increase in the cost of sales as a percentage to sales of approximately 1% when compared the same period a year earlier was primarily the result of sales price erosion.

Our net profit for the year ended March 31, 2005 of approximately $416,000 arose primarily from our operating profit, compared to a net profit of approximately $85,000 for the same period last year.

For the years ended March 31, 2005 and 2004, DVD product cost of sales percentages when compared to sales were 59.5%  and 60.3%, respectively.

For the years ended March 31, 2005 and 2004, video product cost of sales percentages when compared to sales were 55.2% and 50.6%, respectively. This increase in the video product cost of sales percentage of 4.6% was primarily due to sales price erosion.

For the years ended March 31, 2005 and 2004, gross margin was impacted by activity recorded the Company’s inventory reserve balance of approximately $384,000 and $92,000, respectively or approximately 6%  and 2% of sales, respectively.  The following are the components of the Company’s inventory balance together with the applicable reserve for each of the respective categories and periods:

Inventory By Classification:	3/31/05	3/31/04

DVD Inventory	$ 835,282	$ 677,492
Reserve	(66,383)	(11,976)
Net DVD Inventory	768,899	665,516
Video Inventory	424,381	479,741
Reserve	(368,631)	(213,815)
Net Video Inventory	55,749	265,926
General Merchandise (Toys, Greeting Cards, & Misc.)	6,542	18,171
Reserve	(6,500)	(2,688)
Net General Merchandise	42	15,483
TOTAL INVENTORY	1,266,205	1,175,404
TOTAL RESERVE	(441,514)	(228,479)
NET INVENTORY	824,691	946,925

The following table sets forth the impact on gross profit margin of activity recorded in our inventory reserve balance for the applicable year:

Inventory Reserve Detail:	Fiscal Year Ended 3/31/05	Fiscal Year Ended 3/31/04

Beginning Balance	$(228,479)	$(333,301)
Provision to Cost of Goods Sold	(384,116)	(92,272)
Inventory write-off	171,081	197,095
Ending Reserve Balance	(441,514)	(228,479)

Net Sales	$6,866,624	$4,997,973
Total Charged to Cost of Goods	384,116	92,272
Impact to Gross Margin as a Percentage of sales	5.6%	1.9%

The increase in inventory reserve provision to cost of goods sold of approximately $384,000 consisted of approximately $323,000 and $54,000 in additional reserves required for assorted video product sleeve and DVD displays and approximately $7,000 required for general merchandise.  The increase in the provision to cost of goods sold of approximately $92,000 as of March 31, 2004 consisted of approximately $80,000 and $12,000 in additional reserves required for slow moving video products (assorted sleeves) and DVD displays, respectively.

The inventory write-off of approximately $171,000 in fiscal 2005 resulted from resulted from the disposition of obsolete videocassette sleeves inventory consisting of various titles in the areas of education, religious, classical movies, Xmas favorites, nature series, TV series, children’s programs and sports. .  The inventory write-off of approximately $197,100 in fiscal 2004 resulted from the disposal of our remaining inventory balance of our

Cinechrome greeting card product totaling approximately $158,800, together with the disposal of obsolete video sleeves of approximately $24,800 and other general merchandise items totaling approximately $13,500.

Gross profit for the years ended March 31, 2005 and 2004 were approximately $2,828,000 and $2,079,000 or 41% and 42% of sales, respectively. The decrease in the gross profit as a percentage of sales of 1% was primarily the result of sales price erosion.

Total operating expenses for the years ended March 31, 2005 and 2004 were approximately $2,175,000 and $1,734,000, respectively.  The increase in operating expenses of approximately $441,000 was the result of higher selling and marketing expenses and administrative expenses of approximately $306,000 and $135,000, respectively.

Selling and marketing expenses for the years ended March 31, 2005 and 2004 were approximately $989,000 and $683,000, respectively. The increase in selling expenses of approximately $306,000 was attributable mainly to higher expense levels in salaries, sales commission expense, advertising, promotional expenses and freight costs, and royalty expenses.

Administrative expenses for the years ended March 31, 2005 and 2004 were approximately $1,186,000 and $1,051,000, respectively. The increase in administrative expenses of approximately $135,000 was primarily the result of increased expense levels totaling approximately $274,000 primarily in salaries and wages, travel expense, sales tax, non cash consulting fees and other miscellaneous expenses, offset by lower expense levels of approximately $139,000 primarily in consulting expense, bad debt expense and miscellaneous office expenses.

Loss on joint venture investment for the year ended March 31, 2005 was approximately $28,000.  The Company wrote off its investment in a toy product joint venture partnership that had no prospect of selling its products in the future.

Interest expense for the years ended March 31, 2005 and 2004 were approximately $207,000 and $249,000, respectively. The decreased in interest expense in fiscal 2005 over fiscal 2004 of approximately $42,000 was primarily the result of lower levels of borrowings during fiscal 2005. As of March 31, 2005 and 2004, our outstanding debt was approximately $639,000 and $1,108,000, respectively. The decrease of $469,000 in outstanding debt was primarily the result of decreased factoring of our trade accounts receivables.

For the period ended March 31, 2005, the Company recorded a provision for U.S. Federal and state and local taxes of approximately $6,900 and $6,300, respectively, or a total income tax provision of approximately $13,200.   For the period ended March 31, 2004, the Company recorded state income taxes of approximately $23,000  resulting from a moratorium placed on California corporations from applying net operating loss carry forwards against earnings for a period of one year.

Our auditors issued a going concern report for the year ended March 31, 2005 and March 31, 2004.  There can be no assurance that we will be able to continuing generating profits the next fiscal quarters or be successful in our efforts to obtain additional financing.

LIQUIDITY AND CAPITAL RESOURCES

General.  The Company has four primary sources of capital which include cash provided by operations, a factoring arrangement with a financial institution to borrow against the Company’s trade accounts receivable, short term borrowings, and funds derived from private investors.  During the year ended March 31, 2005 and 2004, the Company recorded a positive cash flow of approximately $355,000 and $102,000, respectively. The increase in the net cash flow of approximately $253,000 over fiscal 2004 resulted primarily from increases cash provided by operating activities totaling approximately $1,561,000 offset by increases in net cash used in investing and financing activities totaling $1,308,000. Increases in net income resulting from higher DVD sales was the primarily reason for our increase in cash flow.  Although there can be no assurance, Management believes that its revenues will continue to increase during fiscal year 2005 and will generate positive cash flows in the coming year.  Management anticipates cash flow provided by operations and short term borrowing from ATRE will be adequate to operate the business for the next twelve months.

On March 31, 2005 the Company had assets of approximately $2,663,000 compared to $2,690,000 on March 31, 2004.  The Company had a total stockholder's deficit of approximately $238,000 on March 31, 2005, compared to a deficiency of approximately $772,000 on March 31, 2004, a decrease of approximately $534,000. The decrease in stockholders' deficit for the year ended March 31, 2005 was the result the Company’s decrease in its accumulated deficit of approximately $385,000 and net proceeds from the sale of common stock of approximately $149,000.

As of March 31, 2005 the Company's working capital deficit decreased approximately $265,000 from a working capital deficit of approximately $1,301,000 at March 31, 2004, to a working capital deficit of approximately $1,036,000 at March 31, 2005. The decrease in working capital deficit was attributable primarily to an increase in cash, prepaid expenses, other current assets and an increase in deferred revenue, offset by decreases in bank overdraft, amount due factor, accounts payable, customer deposits and other miscellaneous current assets and liabilities.

Net cash flow from operating activities was approximately $1,440,000 during the year ended March 31, 2005, compared to approximately $121,000 net cash used by operating activities for the same period a year earlier. The increase of approximately $1,561,000 was primarily attributable to increases in net income, inventory reserve, due from related parties, accounts receivable, and deferred revenue, offset by decrease in depreciation and amortization, accounts payable and customer deposits.  Net cash used in investing activities were approximately $572,000 and $306,000 for fiscal 2005 and 2004, respectively. The increase of approximately $266,000 resulted from higher purchases of property and equipment and film masters and artwork.

The Company during the year ended March 31, 2005, used approximately $513,312 in cash flows used in financing activities primarily for the reductions in cash overdraft, repayment of notes payable and decrease in amount due factor, offset by the sale of common stock.  During the year ended March 31, 2004, cash used for financing activities totaled approximately $65,000 mainly for repayment of the Company’s loan obligations and reduction of cash overdraft.

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

The factoring company typically advances to the Company 80% of the total amount of accounts receivable factored, less a factoring discount and nominal handling fees. The factor retains 20% of the outstanding factored accounts receivable as a reserve, which is held by the factoring company until the customer pays the factored invoice to the factoring company.  The cost of funds for the accounts receivable portion of the borrowings with the factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding.   Factored accounts receivable past due more than sixty day from the payment date are charged against the 20% reserve balance held by the factor.

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

As of March 31, 2005, the Company recorded on its balance sheet, accounts receivable of approximately $481,000 net of allowance for doubtful accounts of approximately $32,000.  Approximately $380,000 represented factored accounts receivable.  Additionally, at March 31, 2005, the Company recorded as a current liability approximately $304,000 in outstanding factored receivables due factor.  This liability consisted of approximately $380,000 in factored receivables owed to the factor less the 20% reserve held by the factor of approximately $76,000.  All of the accounts receivable as of March 31, 2005 and 2004 have been pledged as collateral under the factoring agreement.

Related Party Loan. At year ended March 31, 2005, the Company owed its principal shareholder, American Top Real Estate Co., Inc. ("ATRE"), approximately $278,000. During the year ended March 31, 2005, ATRE advanced funds totaling approximately $870,000 and the Company paid back approximately $972,300 in principal and interest.  Borrowed funds were utilized as working capital to primarily purchase inventory required to support the sales during peak periods.  The balance owed to ATRE at March 31, 2004 was approximately $322,000.

ATRE was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. The Company paid $50,000 for 50% of the issued and outstanding common stock of ATRE. Subsequent loan participation by the investors in ATRE reduced the Company's shareholder interest to 7.67%. The Company's 2003 operations include a write-down of its investment in ATRE, which reduced the Company's investment in ATRE to zero, net of taxes. The Company’s equity investment in ATRE was written off due to the Company’s recognition of its share of operating losses experienced by ATRE from the real property owned by it, notwithstanding the potential value of the real property, in accordance with equity accounting. As a consequence, the Company's future financial results will not be negatively affected by ATRE's ongoing operations. The Company has no obligation to fund future operating losses of ATRE.

Although ATRE reported operating losses, it had cash available for investing, and agreed in 1996 to establish a $1,000,000 revolving line of credit for the Company at interest ranging from 10% to 14% per annum. The line of credit was provided in recognition of the services provided by the Company through Mr. James Lu in assisting to structure ATRE’s lucrative real estate projects. Mr. Lu, an officer and director of the Company, serves as a director of ATRE. The Company does not anticipate a demand by ATRE for repayment of its loan to the Company in the near future.

Funds Derived From Private Investors.  During the year ended March 31, 2005, the Company derived net cash proceeds from the sale of its common stock totaling approximately $130,000 which was offset by purchasing approximately $15,000 of it common stock from a shareholder.

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

On May 9, 2005 the Board of Directors of the Company approved the issuance of 23,117,733 shares of the Company’s common stock upon conversion liquidated damages and interest by the five shareholders totaling an aggregate of $231,177 which accrued connection with the sale of the Company’s Series B preferred shares, at the agreed upon conversion price of $0.01 per share. The Company was previously unable to issue such shares of common stock until the shareholders of the Company approved the increase in the authorized number of shares of common stock on March 1, 2005.In connection with the restructuring of the terms of the recent “Letter of Agreement to Convert Preferred Shares” and “Securities Purchase Agreement”, entered into by the previous holders of the 82½ shares of the Company’s Series B Convertible, the Company has recorded as of March 31, 2005, an aggregate amount of approximately $231,000 of accrued interest and liquidated damages.  In order to convert such accrued interest and liquidated damages, the Company’s stockholders will have to approve an increase in the number of authorized shares of common stock.

Future Capital Requirements.  Based on recent performance and estimates regarding product to be available in fiscal 2006, management has estimated that cash generated from operations for fiscal year 2006 will be approximately $3,200,000.   This estimate is not certain, and actual cash could be less (or more) than estimated.  Based on prior requirements, we estimate that our net cash requirements for operating expenses for fiscal 2006 will be approximately $2,300,000, that our capital expenditure budget for plant equipment, fixtures, office furniture, and software will be approximately $150,000, and that additional expenditure requirements for film masters and artwork will be approximately $300,000.  We estimate interest and other expense to be approximately $250,000. The aggregate of such estimated future disbursements totals approximately $3,000,000.  Other future cash requirement may arise such as potential cost of unforeseen litigation, additional working capital requirement for inventory purchase in the event of increased sales exceeding our forecast and other unexpected expenditures.  We based our estimate of increased cash from operations in fiscal 2006 on an increase in our overall sales resulting from our DVD product line; however, there is no assurance that this trend will continue.  During peak cash requirement periods, the Company plans to borrow short term funds from private lenders and pay them back during periods when cash balances are adequate.

The Company may be unable to effectuate any equity financing until it has increased its authorized shares of common stock and/or effected a restructuring of its equity capital, such as by means of a stock split, combination or similar restructuring.

GOING CONCERN

During the years ended March 31, 2005 and 2004, our independent auditors’ reports contained a going concern qualification and we have included the following plan of operation to address such concerns.  As reflected in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable.   Moreover, the Company may have difficulty raising additional equity capital prior to increasing the number of authorized shares the reasons discussed above.   These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

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

The Company’s most difficult, subjective or complex judgment evolves around the recognition of revenues, allowance for doubtful accounts and its inventory reserve for obsolescence.

In most cases, the Company recognizes sales when its products are shipped to customers.  Upon historical reviews of customer product returns, sales are shown net of estimated returns and allowances and consignment sales are recognized at the time the consignee sells and delivers consignment goods to end customers.

Generally, all accounts receivables that meet the credit requirements and terms of our factoring agreement are factored and the Company independently approves credit limits for those accounts receivables that are not factored.  The Company establishes an allowance for uncollectible accounts based on historical write offs rates for uncollectible accounts and product return for both factored and non-factored accounts receivables.  The allowance for uncollectible accounts is adjusted on a monthly basis to reflect current trends and any outstanding product return authorizations issued to our customers.

The Company periodically examines the contents of its physical inventory and conducts an analysis of past and current sales activity in each of its inventory categories.  Management from marketing and operations review such examinations of the inventory contents and approves the reserving and/or disposition of idle inventory, based on one or more of the following reasons:

•

Idle or slow moving inventory

•

Reduced sales activity

•

No assurance of future sales

•

Obsolete inventory.

•

Damaged inventory.

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

March 31, 2005 and 2004

C O N T E N T S

Independent Auditors' Report

F-2

Consolidated Balance Sheets

F-3 to F-4

Consolidated Statements of Operations

F-5

Consolidated Statements of Stockholders' Equity

F-6

Consolidated Statements of Cash Flows

F-7 to F-8

Notes to Consolidated Financial Statements

F-9 to F-38

INDEPENDENT AUDITORS' REPORT

To the stockholders and Board of Directors of

Diamond Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred, in prior years, losses and a negative cash flow from operations. These matters, as well as incurred capital deficit, raise substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also discussed in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pohl, McNabola, Berg and Company, LLP

Irvine, California

June 27, 2005

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

as of March 31, 2005 and 2004

	2005	2004
Assets
Current Assets
Cash and cash equivalents	$464,425	$109,295
Accounts receivable, net of allowance for doubtful accounts of
$32,114 and $79,462 in 2005 and 2004, respectively	481,450	878,588
Inventory, net of valuation allowance of $441,514 and $228,479 in 2005 and 2004,	824,691	946,925
respectively

Due from related parties	10,392	161,111
Prepaid expenses and other current assets	73,643	65,933

Total Current Assets	1,854,601	2,161,852

Property and Equipment, net of accumulated
depreciation of $835,095 and $762,375 in 2005 and 2004, respectively	177,854	142,018

Film Masters and Artwork , net of accumulated
amortization of $4,541,679 and $4,321,951 in 2005 and 2004, respectively.	556,013	346,883

Other Assets	74,124	39,456

Total Assets	$2,662,592	$2,690,209

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

as of March 31, 2005 and 2004

	2005	2004
Liabilities and Stockholders' Deficit
Current Liabilities
Bank overdraft	$61,498	$234,365
Accounts payable	260,457	581,046
Related party – deferred compensation	874,546	819,970
Other accrued expense	576,101	543,680
Deferred revenue	461,785	42,005
Due to factor	304,110	707,517
Notes payable – current portion	6,946	28,350
Due to related parties – notes payable	328,374	372,374
Customer deposits	16,300	133,330

Total Current Liabilities	2,890,117	3,462,637

Notes payable, less current portion	10,734	-

Total Liabilities	2,900,851	3,462,637

Stockholders' Deficit
Convertible preferred stock, no par value; 4,999,863
shares authorized in 2005 and 2004, respectively; 483,251
issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Series A convertible preferred stock, $10,000 per share
stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Series B convertible preferred stock, $10,000 per share
stated value; 87 shares authorized; 0 and 83 issued and outstanding in 2005 and 2004, respectively	-	1,101,837
Common stock, no par value; 800,000,000, and 600,000,000 shares authorized; 595,144,872 and 489,057,359 issued and outstanding
in 2005 and 2004, respectively	18,569,762	17,319,122
Accumulated deficit	(19,607,211)	(19,992,577)

Total Stockholders' Deficit	(238,259)	(772,428)

Total Liabilities and Stockholders' Deficit	$2,662,592	$2,690,209

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

 For the Years Ending  March 31, 2005 and 2004

	2005	2004
Income
Revenues	$6,866,624	$4,997,973
Cost of goods sold	4,038,419	2,919,209

Gross Profit	2,828,205	2,078,764

Operating Expenses
Selling and marketing expenses	988,527	682,732
Administrative expenses	1,186,189	1,051,511
Total Operating Expenses	2,174,716	1,734,243

Income from Operations	653,489	344,521

Other Income and Expense
Loss on joint venture investment	(28,158)	-
Other income (expense)	2,311	(1,771)
Interest income	8,723	14,749
Interest expense	(207,251)	(249,295)

Total Other Income and Expense	(224,375)	(236,317)

Income Before Provision for Income Taxes	429,114	108,204

Provision for Income Taxes	(13,170)	(23,059)

Net Income	$415,944	$85,145

Earning Per Share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Number of shares used in calculation of earnings per share
Basic	593,789,050	488,477,876
Diluted	639,016,907	488,477,876

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Stockholders’ Equity

For the Years Ending March 31, 2005 and 2004

	Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
Balance at March 31, 2003	483,251	$376,593	40	$471,400	84	$1,111,837	481,365,051	$17,239,122	$(20,077,722)	$(48,803)	$(927,573)
Conversion of Series B Convertible	-	-	-	-	-	-	-	-	-	-	-
Preferred stock to common stock	-	-	-	-	(1)	(10,000)	7,692,308	10,000	-	-	-
Preferred Warrants issued for consulting service	-	-	-	-	-	-	-	70,000	-	-	70,000
Net Profit	-	-	-	-	-	-	-	-	85,145	-	85,145
Balance at March 31, 2004	483,251	$376,593	40	$471,400	83	$1,101,837	489,057,359	$17,319,122	$(19,992,577)	$(48,803)	$(772,428)
Issuance of common stock for:
Consulting services	-	-	-	-	-	-	3,500,000	35,000	-	-	35,000
Cash subscription	-	-	-	-	-	-	22,500,000	225,000	-	-	225,000
Conversion of Series B Preferred shares	-	-	-	-	(83)	(1,101,837)	82,352,513	1,100,363	-	-	(1,474)
Financing Fees in Connection with Series B Preferred shares conversion	-	-	-	-	-	-	-	(95,000)	-	-	(95,000)
Retirement of Common Stock	-	-	-	-	-	-	(2,265,000)	(14,723)	(30,578)	-	(45,301)
Net Profit	-	-	-	-	-	-	-	-	415,944	-	415,944
Balance at March 31, 2005	483,251	$376,593	40	$471,400	-	$-	595,144,872	$18,569,762	$(19,607,211)	$(48,803)	$(238,259)

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

For the Years Ending March 31, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities:
Net income	$415,944	$85,145
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	292,439	322,938
Provision for doubtful accounts	(47,348)	(8,108)
Inventory reserve	213,035	(104,824)
Issuance of warrants for consulting service	-	70,000
Changes in certain assets and liabilities
Due from related party	161,111	47,697
Accounts receivable	444,486	(674,054)
Inventory	(90,801)	(82,729)
Prepaid expenses and other current assets	(18,102)	(63,061)
Accounts payable	(320,589)	130,307
Related party deferred compensation	54,576	53,814
Other accrued expense	32,421	14,286
Deferred revenue	419,780	-
Customer deposits	(117,030)	87,517

Net Cash Provided by (Used in) Operating Activities	1,439,922	(121,072)

Cash Flows from Investing Activities:
Purchase of property and equipment	(108,555)	(9,876)
Other assets	(34,668)	(12,642)
Purchase of film masters and artwork	(428,850)	(283,241)

Net Cash Used in Investing Activities	(572,073)	(305,759)

Cash Flows from Financing Activities:
Decrease in bank overdraft	(172,867)	(35,788)
Advance from factor	2,782,191	3,019,466
Payments to factor	(3,185,598)	(2,425,398)
Payments of notes payable	(10,670)	(37,800)
Payments of notes payable (related party)	(44,000)	8,656
Proceeds from the sale of common stock	148,803	-
Premium paid for retirement of common stock	(30,577)	-

Net Cash Provided by (Used in) Financing Activities	(512,718)	529,136

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows (CONTINUED)

For the Years Ending March 31, 2005 and 2004

	2005	2004

Net Increase in Cash and Cash Equivalents	355,130	102,305

Cash and Cash Equivalents - Beginning of Year	109,295	6,990

Cash and Cash Equivalents - End of Year	$464,425	$109,295

Supplemental Information:
Cash Paid for:
Interest expense	$121,720	$210,264
Income taxes	$21,523	$4,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2005	2004

Conversion of series B preferred stock into common stock	$1,100,363	$10,000

Issuance of common stock for $35,000 in consulting services	$35,000	$-

Settlement of note receivable for common stock	$45,300	$-

Issuance of warrants for $70,000 in consulting services	$-	$70,000

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

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

Nature of Business

The Company is in the business of distributing and selling videocassettes and DVD programs, general merchandise, patented toys, and furniture, through normal distribution channels throughout the United States and through a web site.  As of March 31, 2005 and 2004, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources as follows:

Video Programs and Other Licensed Products

The Company distributes and sells videocassette titles, including certain public domain programs and certain licensed programs.  The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets.

General Merchandise

The Company, through its wholly owned subsidiary, JPI, purchases and distributes toy products to mass merchandisers in the U.S.  The Company offers its products for limited sale periods and as demand for products change, the Company switches to newer and more popular products. The Company did not record any sales of its general merchandise during the period ended March 31, 2005.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

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

Revenue Recognition

The Company records sales when products are shipped to customers and are shown net of estimated returns and allowances.  Customer deposits and credits are deferred until such time products are shipped to customers.  The Company grants certain distributors limited rights of return and price protection on unsold products.  Product revenue on shipments to distributors that have rights of return and price protection is recognized upon shipment by the distributor. Revenue from the sale of films is recognized upon meeting all recognition requirements of SoP 00-2, “Accounting by Producers or Distributors of Films.”

Consignment sales are recognized at the time the consignee sells and ships consignment goods to end customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company had $350,353 in deposits as of March 31, 2005, with financial institutions subject to a credit risk beyond the insured amount.

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method.  Inventory consists primarily of videocassettes, DVD products and general merchandise.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

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

Film Masters and Artwork

The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period.  Film masters consist of original "masters", which are purchased for the purpose of reproducing DVD’s and/or videocassettes that are sold to customers and consist of primarily public domain titles, often thirty or more years old.   In the Company’s experience sales of old films are not likely to be substantially greater in the early years than when the Company first includes such films in its catalogue.   Consequently, the Company has elected to allocate its costs for the film masters and artwork over a period of three years using the straight-line method.

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

Factored Accounts Receivable

The Company is obligated to repurchase transferred receivables under its agreement with its factor, and therefore the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The Company’s obligations to the factor are collateralized by all of the Company’s accounts receivable inventories, equipment, investment property, deposit accounts and financial instruments

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

1.

Summary of Significant Accounting Policies (continued)

Royalty Advances

The Company’s agreements with licensors generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor based on contractual amounts on product sales adjusted for certain related costs.  Advances which have not been recovered through earned royalties are recorded as an asset. The Company continually evaluates the recoverability of advance royalty payments and charges to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate.

Bank Overdraft

The Company has overdraft positions at certain banks. Such overdraft positions are included in current liabilities.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were approximately $91,707 and $32,042 for the years ended March 31, 2005 and 2004, respectively.

Shipping Costs

Shipping costs are included in Selling and marketing expenses in the amounts of $298,265 and $229,658 for 2005 and 2004, respectively.

Reclassifications

Certain reclassifications were made to the 2004 financial statements in order to conform to the 2005 financial statement presentation.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including accounts receivable, bank overdraft and accounts payable and accrued expenses. The carrying amounts approximate fair value due to their relatively short maturities.  The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

1.

Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (Continued)

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation” became effective for the Company.  SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method. The Company uses the Black-Scholes option-pricing model to calculate disclosures under APB 25.

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

Earnings (Loss) per Share

Basic earnings per common share for the years ended March 31, 2005, and March 31, 2004, are calculated by dividing net income by weighted-average common shares outstanding during the period.  Diluted earnings per common shares for the years ended March 31, 2005, and March 31, 2004, are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	March 31,
	2005	2004
Weighted-average common shares	593,789,050	488,477,876
Effect of dilutive securities:
Warrants and option to purchase common stock	31,147,571
Note payable convertible into common stock	13,475,146
Preferred stock convertible into common stock	605,140
Dilutive potential common shares	639,016,907	488,477,876

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

1.

Summary of Significant Accounting Policies (continued)

Earnings (Loss) per Share (Continued)

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value.  The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The implementation of FIN No. 46 did not have any impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No.149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities.”  SFAS No.149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities.  For these forward purchase and sale securities, SFAS No.149 is effective for both new and existing securities after June 30, 2003.  This statement is not applicable to the Company.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No.150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  SFAS No.150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003.  This statement is not applicable to the Company.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  SAB 104 supersedes SAB 101, “Revenue Recognition in Consolidated Financial Statements.”  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

1.

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Consolidated Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in

SEC Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB 104.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance.  The adoption of SAB 104 did not impact the consolidated financial statements.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The objective of this Issue is to provide guidance for identifying impaired investments.  EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB.  The disclosure requirements are effective only for annual periods ending after June 15, 2004.  The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall consolidated results of operations or consolidated financial position.  Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133. Management does not expect the implementation of this new bulletin to have any impact on our financial position, results of operations and cash flows. The Company does not have any loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08").  EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met.  If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004.  Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement.  The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method.  The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

1.

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In November 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of "so abnormal" that was originally stated in Accounting Research Bulletin No. 43, chapter 4.  In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments.  This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations.  The effective date of this standard is for periods beginning after December 15, 2005.  The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company’s net earnings in the future.  This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively.  Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

1.

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

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

MARCH 31, 2005 and 2004

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

•

Continue to acquire new videocassette and DVD titles in HD format (high definition) for distribution.

•

Expand the Company’s internet e-Commerce.

The Company believes it has adequate cash resources to sustain its operations through the fourth quarter of fiscal 2006. The Company is continuing to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes.  Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

3.

Accounts Receivable

Accounts receivable as of March 31, 2005 and 2004, net of allowance for doubtful accounts were $481,450 and $878,588, respectively.  Substantially all of the accounts receivable as of March 31, 2005 and 2004 have been factored and pledged as collateral under a factoring agreement (see Note 9).

The Company reviews accounts receivable periodically during the year for collectability.  An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

3.

Accounts Receivable (continued)

As of March 31, 2005 and 2004, the Company had an allowance for doubtful accounts of $32,114 and $79,462, respectively.

4.

Inventory

Inventory consisted of the following as of:

	March 31,
	2005	2004

Raw materials	$612,783	$707,467
Finished goods	653,422	467,937

	1,266,205	1,175,404
Less: valuation allowance	(441,514)	(228,479)

Inventory, net	$824,691	$946,925

Allowance

An allowance has been established for inventory totaling $441,514 and $228,479 as of March 31, 2005 and 2004, respectively.

(a)

During the year ended March 31, 2005, pursuant to a legal settlement an inventory valuation allowance of $49,945 was established and the balance of the reserve allowance of $381,569 was established for Video and DVD inventory deemed to be non-salable.

(b)

During the year ended March 31, 2004, a valuation allowance was established for inventory of $228,479 for Video and DVD inventory deemed to be non-salable.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

5.

Related Party Transactions

The Company has related party transactions with several officers, directors and other related parties.  The following summarizes related party transactions.

Due from related parties:

	March 31,
	2005	2004

a) Principal and interest due from Officer	$10,392	$115,811

b) GJ Products	-	45,300

	$10,392	$161,111

a)

As of March 31, 2005 and 2004, the Company had $0 and $71,792, respectively, due from an officer of the Company.  Simple interest is accrued monthly at an annual rate of 10% on the outstanding balance and totals $10,392 and $44,052 as of March 31, 2005 and 2004, respectively.

b)

As of March 31, 2005 and 2004, the Company had a miscellaneous receivable due from GJ Products (shareholder) of $0 and $45,300, respectively.  During 2005, the Company purchased from GJ Products, 22,500,000 shares of the Company’s common stock at a price of $.02 per share and the outstanding note of $45,300 was canceled for the amount of the purchase price of the shares and the shares were retired by the Company.

Due to related parties - notes payable:

	March 31,
	2005	2004
a) Note payable – American Top Real Estate, Inc. (“ATRE”)	$278,374	$322,374

b) Convertible note payable - Jeffrey Schillen	50,000	50,000
	328,374	372,374
Less: current portion	(328,374)	(372,374)
Long term	$-	$-

Due to related parties – deferred compensation:

Related party deferred compensation consists of deferred accrued salaries and vacations due to officers of $874,546 and $819,970 as of March 31, 2005 and 2004, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

5.

Related Party Transactions (continued)

a)

Note Payable – ATRE: As of March 31, 2005 and 2004, the Company was advanced $278,374 and $322,374, from ATRE (see Note 8), bearing interest at the rate of 10% per annum, and due on demand.

b)

Convertible Debenture - Related Party:  The debenture bears interest at 10% per year with principal and interest due on the first anniversary of the date of issuance.  The note is due on demand.  The note also calls for any amount of the outstanding principal to be converted into restricted shares of the Company's common stock at the option of the lender at a conversion rate of $0.005 per share.  Accrued interest as of March 31, 2005 and 2004 was $47,188 and $42,115 respectively.

Issuance of stock options

During the years ending March 31, 2005 and 2004, the Company issued various stock options to certain related parties.  (See note 13).

6.

Property and Equipment

Property and equipment consisted of the following as of:

	March 31,
	2005	2004
Furniture and equipment	$970,604	$862,633
Automobile	24,487	24,487
Leasehold improvements	17,858	17,273
	1,012,949	904,393

Less: accumulated depreciation	(835,095)	(762,375)
Furniture and equipment, net	$177,854	$142,018

Depreciation expense for the years ended 2005 and 2004 was $72,720 and $85,933, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

7.

Film Masters and Artwork

Film Masters and Artwork consisted of the following as of:

	March 31,
	2005	2004
Intellectual property	$3,370,003	$3,365,787
Other film masters and artwork	1,727,689	1,303,047
	5,097,692	4,668,834
Less: accumulated amortization	(4,541,679)	(4,321,951)
Film Masters and Artwork, net	$556,013	$346,883

Amortization expense for the years ended March 31, 2005 and 2004 was $219,728 and $237,164, respectively.

The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period.  Film masters consist of original "masters", which are purchased for the purpose of reproducing videocassettes that are sold to customers.  In accordance with SFAS No. 121, film masters and related artwork are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  As of March 31, 2005 and 2004, no such events have occurred.

8.

Investment in Equity Subsidiary

During 1989, the Company paid $50,000 for 50% of the issued and outstanding common stock of American Top Real Estate ("ATRE").  Subsequent loan participation by the investors in ATRE reduced the Company’s shareholder interest to 7.67%.  The Company’s 2003 operations include a write-down of its investment in ATRE, which reduced the Company’s investment in ATRE to zero, net of taxes.  The write-down resulted from the operating results of ATRE.  The write-down was due to the Company’s recognition of its share of operating losses experienced by ATRE from the real property owned by it.  As a consequence, the Company’s future financial results will not be negatively affected by ATRE’s ongoing operations.  The Company has no obligation to fund future operating losses of ATRE.

9.

Loss on Investment in Joint Venture

During the period ended March 31, 2005, the Company entered into a partnership with an individual to produce toy products. The Company recorded a loss on joint venture investment of $28,158 as of March 31, 2005.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

10.

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

The asset-based note was terminated on November 15, 2002.  The Company paid interest of approximately $127,490 and $114,068 for the years ended March 31, 2005 and 2004, respectively.  Amounts due under this factoring agreement are:

	March 31,
	2005	2004
Due to factor payable	$304,110	$707,517

11.

Notes Payable

Notes payable represent the following as of:

	March 31,
	2005	2004
Production Equipment	$17,680	$28,350
Less current	(6,946)	(28,350)
Long term	$10,734	$-

During the year ended March 31, 2002, the Company incurred a three-year note in the amount of $113,400, bearing interest at 10% to purchase a Sony sprinter for in house video duplication.  The balance of such was paid in full during the fiscal year ended March 31, 2005.

On August 15, 2004, the Company incurred new note in the amount of $22,733, bearing interest at 7.5% to purchase an additional Sony sprinter for $22,733.  The balance of this note was $17,680.

12.

Deferred Revenue

Deferred revenue consists of sales to customers for which return rights or price protection are established.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

13.

Commitments and Contingencies

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years.  The Company licenses titles of films not yet covered by public domain.  The Company produces duplicate videos and DVDs for sale.  Certain agreements include minimum guaranteed payments.  Such advances are recouped against royalties due to the licensor based on contractual amounts of product sales, adjusted for certain related costs.  Advances, which have not been recovered through earned royalties, are recorded as an asset.  For the years ended March 31, 2005 and 2004, royalty expense was $47,328 and $27,583, respectively, pursuant to these agreements. The Company paid advances of $51,000 during 2005.

Video Agreements

The Company has entered into various agreements to manufacture, duplicate and distribute videos.  Commissions are paid based upon the number of videos sold.

Employment Agreements

In 1991, two employment agreements were executed for two officers for annual compensation totaling $240,000.  For the year 1996, one of the officers' employment agreements was amended to increase his annual salary by $30,000.  These agreements terminate on December 31, 2005 and are adjusted annually in accordance with the Consumer Price Index.  The Board of Directors agreed on April 23, 1996 to reserve 1,000,000 shares of common stock for distribution to two officers of the Company.  The officers could purchase these shares for $.005 per share in installment payments with a five-year promissory notes with interest at 6% per annum.  As of March 31, 2005 and 2004, the officers did not purchase these shares, and on April 22, 2004 these options to purchase the common stock expired.

Lease Commitments

The Company leases office and storage facilities under an operating lease commencing April 1, 2004 ending March 31, 2007.  The monthly rent expense is $12,500.

The Company leases executive office space under an operating lease commencing May 1, 2005 and ending September 30, 2009.  The monthly rent is $2,500.

The Company leases an automobile under an operating lease terminating October 27, 2005.  The monthly rent is $1,102.

Future lease obligations under these leases are as follows:

Year Ended March 31,
2006	$188,114
2007	187,000
2008	31,600
2009	32,200
2010	10,800
$449,714

Rent expense for the years ended March 31, 2005 and 2004 was approximately $175,000 and $144,000, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

14.

Stockholders' Deficit

Common Stock

As of March 31, 2005, the aggregate number of shares of common stock that the Company has authority to issue is 800,000,000 shares with no par value.  As of March 31, 2005 and 2004, 595,144,872 and 489,057,359 shares were issued and outstanding.

During, the years ended March 31, 2005 and 2004, the Company had the following significant issuances of its common stock:

Common stock issued

During the year ended March 31, 2005, the Company sold an aggregate of 22,500,000 shares of the Company’s common stock at a price of $0.01 per share pursuant to subscription agreements dated April 1, 2004, entered into with the President and Executive Vice President of the Company and a consultant of the Company to purchase 2,500,000, 2,500,000 and 17,500,000 shares, respectively.

During the year ended March 31, 2005, the Company issued an aggregate of 3,500,000 shares of the Company’s common stock at a price of $0.01 per share to two of the Company’s consultants for consulting fees owed to the consultants in the aggregate amount of $35,000 pursuant to consulting agreements entered into on December 3, 2001.

Common stock retirement

During the year ended March 31, 2005, the Company returned 2,265,000 shares of the Company’s common stock to the Company at a price of $.02 per share in exchange for payment on a related party note of $45,300.

Conversion of Series B convertible preferred stock

During the year ended March 31, 2004, 7,692,308 shares of common stock were issued for the conversion of 1 series B convertible preferred share (see Series B convertible preferred stock).

During the year ended March 31, 2005, 82,352,513 shares of common stock were issued for the conversion of 83 series B convertible preferred shares (see Series B convertible preferred stock).

Convertible Preferred Stock

As of March 31, 2005 and 2004, the Company had authorized 4,999,863 shares of no par value, convertible preferred stock.  The Company had issued 483,251 shares (of which 172,923 valued at $48,803 are held in treasury).  The preferred stock has:

i.)

voting rights upon all matters upon which common stockholders have at a 1.95 vote for each share of preferred stock,

ii.)

conversion rights at 1.95 shares of common stock for each share of preferred,

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

14.

Stockholders' Deficit (continued)

Convertible Preferred Stock (continued)

iii.)

no rights of redemption and

iv.)

no dividend preferences, but entitled to a preference of $0.01 per share in the event of liquidation.

Series A Convertible Preferred Stock

As of March 31, 2005 and 2004, the Company had authorized 50 shares of convertible Series A preferred stock (the “Series A Stock”) with a stated value of $10,000 per share. The Company had issued 40 shares.

The Series A Stock has no par value and a stated value of $10,000 per share, and does not bear any dividends.  Holders have the right to convert the Series A Stock at their option into shares of the Company’s common stock at any time at least 90 days after the issuance of the Series A Stock; provided, however, that in no event other than upon a mandatory conversion as described below or a triggering event as described below, no holder is entitled to convert Series A Stock to the extent such conversion would cause the holder to beneficially own more than 4.9% of the then outstanding common stock following such conversion.  The conversion price is the lesser of 120% of the closing bid price for the common stock on the date the Series A Stock was issued, or a price determined by multiplying the specified conversion percentage times the average market price for the common stock for any five trading days during the ten trading days immediately preceding the conversion.  The conversion price is subject to adjustment to take into account subdivisions of combinations of the common stock, reorganization, reclassifications, consolidations, mergers or sales of substantially all of the Company’s assets, and the issuance of purchase rights to the holders of the common stock.  If the Company fails to convert Series A Stock into common stock within seven business days after receipt of the notice of conversion, a late payment is assessed per share of Series A Stock being converted of $100 per day for the first 10 days and $200 per day thereafter.

Notwithstanding anything to the contrary in the Certificate of Designation for the Series A Stock, in no event is the Company obligated to issue more than 11,875,000 shares of Common Stock upon conversion of the Series A Stock.

If a registration statement is not declared effective by the SEC within 150 days after the issuance of the Series A Stock, the Company is obligated to pay as liquidated damages a cash amount equal to 1.5% of the liquidation value of the Series A Stock (the liquidation value is $10,000 per share plus 6% interest thereon from the date of issuance).

The Company has the right, at any time after 120 days after the date of issuance of the Series A Stock, and provided the Company has complied with the terms of the Series A Stock and gives at least 30 days advance written notice, to redeem any or all of the Series A Stock (provided that at least $100,000 stated value of Series A Stock is redeemed) at a price equal to 120% of the liquidation value of the Series A Stock being redeemed.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

14.

Stockholders' Deficit (continued)

Series A Convertible Preferred Stock (continued)

At the election of holders of 2/3 of the Series A Stock then outstanding, the holders of the Series A Stock can require the Company to redeem all of the Series A Stock then outstanding at a price per Series A share equal to the greater of (i) 100% of the liquidation value of the Series A Stock in the event of a “major transaction” or 125% of the liquidation value in the event of a “triggering event”, or (ii) a redemption rate price calculated in accordance with the terms of the Series A Stock.  A “major transaction” includes certain mergers, reorganizations, restructurings, consolidations, or similar transactions, or sale of substantially all of the assets of the Company.  A “triggering event” includes the failure of effectiveness of the registration statement for the underlying common stock or failure of the Company to comply with any key term of the Series A Stock.

Holders of Series A Stock have no voting rights except as required by law or as specifically provided in the terms of the Series A Stock.

Without the prior written consent of holders of at least 2/3 of the then outstanding shares of Series A Stock, the Company generally may not declare and pay dividends on its common stock or redeem any of the Company’s or a subsidiary’s capital stock or other equity securities (including warrants and options to acquire such capital stock or other equity securities).

There are still 40 shares of Series A Stock outstanding because the number of shares of common stock issuable upon their conversion, using the formula set forth in the Certificate of Determination, would result in issuing more than 11,875,000 shares of common stock upon conversion of Series A Stock.  The Company currently is seeking to reach an agreement with the four persons holding these shares regarding the retirement of such shares.  In the meantime, the Company continues to accrue a dividend on the outstanding shares at the rate of 6% per annum. The 6% rate is provided for in the Certificate of Determination in determining the conversion rate, (.06)(n/365)(10,000)  + 10,000 ÷ Conversion Price. The value of the missed dividend as of March 31, 2004 was calculated using this formula.  The aggregate value of the interest dividend as of March 31, 2005 as thus calculated was $24,000 payable in additional shares of the Company’s common stock as provided in the Certificate of Determination.  The maximum number of shares of common stock that the Company is required to issue upon conversion of the Series A Stock (11,875,000 shares) includes the shares to be issued in payment of dividends.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

14.

Stockholders' Deficit (continued)

Series B Convertible Preferred Stock

As of March 31, 2005 and 2004, the Company had authorized 87 shares of convertible Series B preferred stock (the “Series B Stock”) with a stated value of $10,000 per share. The Company had -0- and 83 shares issued and outstanding at March 31, 2005 and 2004, respectively.

The Series B Stock has no par value and a stated value of $10,000 per share, and does not bear any dividends.  Holders have the right to convert the Series B Stock at their option into shares of the Company’s common stock at any time at least 90 days after the issuance of the Series B Stock; provided, however, that in no event other than upon a mandatory conversion as described below or a triggering event as described below, no holder is entitled to convert Series B Stock to the extent such conversion would cause the holder to beneficially own more than 4.9% of the then outstanding common stock following such conversion.  The conversion price is the lesser of 120% of the closing bid price for the common stock on the date the Series B Stock was issued, or a price determined by multiplying the specified conversion percentage times the average market price for the common stock for any five trading days during the ten trading days immediately preceding the conversion.  The conversion price is subject to adjustment to take into account subdivisions of combinations of the common stock, reorganization, reclassifications, consolidations, mergers or sales of substantially all of the Company’s assets, and the issuance of purchase rights to the holders of the common stock.  If the Company fails to convert Series B Stock into common stock within seven business days after receipt of the notice of conversion, a late payment is assessed per share of Series B Stock being converted of $100 per day for the first 10 days and $200 per day thereafter.

If a registration statement is not declared effective by the SEC within 150 days after the issuance of the Series B Stock, the Company is obligated to pay as liquidated damages a cash amount equal to 1.5% of the liquidation value of the Series B Stock (the liquidation value is $10,000 per share plus 6% interest thereon from the date of issuance).

The Company has the right, at any time after 120 days after the date of issuance of the Series B Stock, and provided the Company has complied with the terms of the Series B Stock and gives at least 30 days advance written notice, to redeem any or all of the Series B Stock (provided that at least $100,000 stated value of Series B Stock is redeemed) at a price equal to 120% of the liquidation value of the Series B Stock being redeemed.

At the election of holders of 2/3 of the Series B Stock then outstanding, the holders of the Series B Stock can require the Company to redeem all of the Series B Stock then outstanding at a price per Series B share equal to the greater of (i) 100% of the liquidation value of the Series B Stock in the event of a “major transaction” or 125% of the liquidation value in the event of a “triggering event”, or (ii) a redemption rate price calculated in accordance with the terms of the Series B Stock.  A “major transaction” includes certain mergers, reorganizations, restructurings, consolidations, or similar transactions, or sale of substantially all of the assets of the Company.  A “triggering event” includes the failure of effectiveness of the registration statement for the underlying common stock or failure of the Company to comply with any key term of the Series B Stock.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

14.

Stockholders' Deficit (continued)

Series B Convertible Preferred Stock (continued)

Holders of Series B Stock have no voting rights except as required by law or as specifically provided in the terms of the Series B Stock.

Without the prior written consent of holders of at least 2/3 of the then outstanding shares of Series B Stock, the Company generally may not declare and pay dividends on its common stock or redeem any of the Company’s or a subsidiary’s capital stock or other equity securities (including warrants and options to acquire such capital stock or other equity securities).

No shares of Series B Stock currently are outstanding.  All shares were not converted on November 16, 2003 because the Company did not have sufficient authorized but unissued shares of common stock at that time.  However, in April 2004 the Company concluded transactions whereby all outstanding shares of Series B Stock were exchanged for shares of common stock.  In addition, certain additional shares of common stock are being issued in consideration for a portion of the liquidated damages and accrued interest, and the balance of liquidated damages and accrued interest was waived by the holders.

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

Concurrent with these transactions, during the year ended March 31, 2005, all outstanding shares of the Company’s Series B Preferred Stock in the aggregate amount of eighty two and one half shares representing an aggregate face value of $825,000 less $1,474.87 which was owed to the Company by one of the Series B Preferred shareholder were converted into 82,352,513 shares of the Company’s common stock at a conversion price of $0.01 per share.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

15.

Warrants

The following schedules summarize warrants for the years ended :

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2005	Weighted Average Exercise Price

0.012	35,000,000	3.98	$0.012	35,000,000	$0.012

0.070	1,525,000	1.11	0.020	1,525,000	0.020

	36,525,000	3.87	$0.016	36,525,000	$0.016

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2004	Weighted Average Exercise Price

0.012	35,000,000	4.99	$0.012	35,000,000	$0.012

0.020	10,950,000	0.20	0.070	10,950,000	0.070

0.070	1,525,000	0.60	0.020	1,525,000	0.020

	47,475,000	4.59	$0.016	47,475,000	$0.016

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

15.

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

16.

Common Stock Options

The following summarizes the common stock option transactions for the years ended :

Options issued and outstanding not under a stock option plan:

	Officers/ Directors	Consultants	Weighted Average Exercise Price
Options exercisable, March 31, 2004	24,000,000	-	$0.006
Granted	-
Expired	(9,250,000)
Options exercisable, March 31, 2005	14,750,000	-	$0.006

Officers/directors

The options of 14,500,000 and 250,000 expire on November 15, 2006 and August 24, 2005.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

16.

Common Stock Options (continued)

2005 Equity Compensation Program

On March 1, 2005, the shareholders of the Company adopted its 2005 Equity Compensation Program (the "Program").  The Program is intended to secure for the Company,  its direct and indirect present and future subsidiaries, including without limitation any entity which the Company reasonably expects to become a subsidiary (the "Subsidiaries"), and its shareholders, the benefits arising from ownership of the Company's Common Stock, no par value per share ("Common Stock"), by those selected directors, officers, key employees and consultants of the Company and the Subsidiaries who are responsible for future growth. The Program is designed to help attract and retain superior individuals for positions of substantial responsibility with the Company and the Subsidiaries and to provide these persons with an additional incentive to contribute to the success of the Company and the Subsidiaries.

In order to maintain flexibility in the award of benefits, the Program is comprised of two parts -- the Incentive Stock Option Program ("Incentive Plan"), and the Supplemental Stock Option Program ("Supplemental Plan").  Each such plan is referred to herein as a "Plan" and all such plans are collectively referred to herein as the "Plans." The grant of an option under one of the Plans shall not be construed to prohibit the grant of an option under any of the other Plans.

Unless any Plan specifically indicates to the contrary, all Plans shall be subject to the general provisions of the Program set forth below under the heading "General Provisions of the Equity Compensation Program" (the "General Provisions").

The Program is administered by the Board of Directors of the Company (the "Board" or the "Board of Directors") or any duly created committee appointed by the Board and charged with the administration of the Program. To the extent required in order to satisfy the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), such committee shall consist solely of "Outside Directors" (as defined herein). The Board, or any duly appointed committee, when acting to administer the Program, is referred to as the "Program Administrator". Any action of the Program Administrator shall be taken by majority vote at a meeting or by unanimous written consent of all members without a meeting. No Program Administrator or member of the Board of the Company shall be liable for any action or determination made in good faith with respect to the Program or with respect to any option granted pursuant to the Program. For purposes of the Program, the term "Outside Director" shall mean a director who (a) is not a current employee of the Company or the Subsidiaries; (b) is not a former employee of the Company or the Subsidiaries who receives compensation for prior services (other than benefits under a tax-qualified retirement plan) during the then current taxable year; (c) has not been an officer of the Company or the Subsidiaries; and (d) does not receive remuneration (which shall be deemed to include any payment in exchange for goods or services) from the Company or the Subsidiaries, either directly or indirectly, in any capacity other than as a director, except as otherwise permitted under Code Section 162(m) and the regulations thereunder.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

16.

Common Stock Options (continued)

2005 Equity Compensation Program (continued)

Subject to the other provisions of this Program, and with a view to effecting its purpose, the Program Administrator shall have the authority: (a) to construe and interpret the Program; (b) to define the terms used herein; (c) to prescribe, amend and rescind rules and regulations relating to the Program; (d) to determine the persons to whom options shall be granted under the Program; (e) to determine the time or times at which options shall be granted under the Program; (f) to determine the number of shares subject to any option under the Program as well as the option price, and the duration of each option, and any other terms and conditions of options; and (g) to make any other determinations necessary or advisable for the administration of the Program and to do everything necessary or appropriate to administer the Program. All decisions, determinations and interpretations made by the Program Administrator shall be binding and conclusive on all participants in the Program and on their legal representatives, heirs and beneficiaries.

The maximum aggregate number of shares of Common Stock issuable pursuant to the Program is 65,000,000 shares. No one person participating in the Program may receive options for more than 25,000,000 shares of Common Stock in any calendar year. All such shares may be issued under any Plan, which is part of the Program. If any of the options (including incentive stock options) granted under the Program expire or terminate for any reason before they have been exercised in full, the unissued shares subject to those expired or terminated options shall again be available for purposes of the Program. Any shares of Common Stock delivered pursuant to the Program may consist, in whole or in part, of authorized and unissued shares or treasury shares.

All directors, officers, employees and consultants of the Company and the Subsidiaries are eligible to participate in the Program. The term "employee" shall include any person who has agreed to become an employee and the term "consultant" shall include any person who has agreed to become a consultant.

The Program became effective March 1, 2005, when approved by the shareholders of the Company. The Program shall continue in effect for a term of ten years from the date that the Program is adopted by the Board of Directors, unless sooner terminated by the Board of Directors of the Company.  As of March 31, 2005 no options were granted under the Program.

2001 Stock Compensation Plan

The following summarizes the 2001 stock compensation plan transactions for the years ended :

	Stock Options Outstanding	Weighted Average Exercise Price
Options Exercisable and Outstanding, March 31, 2003	50,000,000	$0.006

Granted	-
Expired	(50,000,000)	0.006

Options Exercisable and Outstanding, March 31, 2004	-	-

Granted	-	-
Expired	-	-

Options Exercisable and Outstanding, March 31, 2005	-	$-

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

16.

Common Stock Options (continued)

2001 Stock Compensation Plan (continued)

The Company's 2001 Stock Compensation Plan was established for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company.  The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006, which represented the fair value of the common stock on that date.  On July 24, 2001, 50,000,000 options to purchase the Company's common stock were granted to the select key employees, officers and a director of the Company which expired on July 24, 2004.  Of such options granted, James Lu, the President and Jeffrey Schillen, the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options to purchase were granted to Murray Scott, a Director of the Company.  The remaining balance of 15,000,000 options was granted to eight other key employees of the Company.  As of March 31, 2005 and 2004, none of the options that were granted under this plan were exercised.

2000 Stock Compensation Plan

The following summarizes the 2000 stock compensation plan transactions for the years ended :

	Stock Options Outstanding	Weighted Average Exercise Price

Options, Exercisable and Outstanding, March 31, 2003	600,000	$0.050

Granted
Expired	(600,000)	0.050

Options, Exercisable and Outstanding, March 31, 2004	-	-

Granted	-	-
Expired	-	-

Options, Exercisable and Outstanding, March 31, 2005	-	-

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

16.

Common Stock Options (continued)

The following schedules summarize options for the years ended March 2005 and 2004

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2005	Weighted Average Exercise Price

0.006	14,750,000	1.61	$0.006	14,750,000	$0.006

	14,750,000	1.61	$0.006	14,750,000	$0.006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2004	Weighted Average Exercise Price

0.006	74,000,000	0.30	$0.006	74,000,000	$0.006

	74,000,000	0.30	$0.006	74,000,000	$0.006

The Company has not granted or modified any options for the years ended 2005 and 2004.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

17.

Major Customers/Suppliers

Customers

For the year ended March 31, 2005, the Company had net sales to two customers that accounted for approximately 41% and 18%, respectively.

For the year ended March 31, 2004, the Company had net sales to two customers that accounted for approximately 20% and 18%, respectively.

For the year ended March 31, 2005, the Company had accounts receivable from five customers that accounted for approximately 98%.

For the year ended March 31, 2004, the Company had accounts receivable from four customers that accounted for approximately 95%.

Suppliers

For the year ended March 31, 2005, the Company purchased video and DVD products from three suppliers that accounted for approximately 79% of the Company's net purchases.  During such period, the percentage of net video/DVD product purchases made from such suppliers were 31%, 28% and 20%, respectively.

For the year ended March 31, 2004, the Company purchased video and DVD products from three suppliers that accounted for approximately 73% of the Company's net purchases.  During such period, the percentage of net video/DVD product purchases made from such suppliers were 28%, 27% and 18%, respectively.

18.

Income Taxes

The components of the provision for income taxes are as follows:

	For The Years Ended March 31,
	2005	2004
Current Tax Expense
U.S. federal	$6,896	$-
State and local	6,274	23,059

Total Current	13,170	23,059

Deferred Tax Expense
U.S. federal	-	-
State and local	-	-

Total deferred	-	-

Total tax provision from continuing operations	$13,170	$23,059

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

18.

Income Taxes (continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended :

Federal income tax rate	34.0%
Effect of valuation allowance	34.6%
Permanent timing differences	2.2%
States taxes	.4%
Effective income tax rate	2.0%

At March 31, 2005, the Company had federal and state net carryforward losses of approximately $13,301,412 and $3,580,587, respectively.  Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established.  The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.  The net change in the valuation allowance for the years ended March 31, 2005 and 2004, decreased by approximately $2,449,743 and increased by approximately $102,614, respectively.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 31,
	2005	2004
Deferred Tax Assets
Loss carryforwards	$4,839,004	$4,868,417
Depreciation	(81,090)	-
Reserves	202,903	-
Other	10,215	-
Less: valuation allowance	(4,971,032)	(4,868,417)

Net Deferred Tax Assets	$-	$-

Net operating loss carry forwards expire starting in 2007 through 2019.  Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2005 and 2004

19.

Subsequent Events

On May 9, 2005 the Board of Directors of the Company approved the issuance of 23,117,733 shares of the Company’s common stock upon conversion of liquidated damages and interest by the five shareholders totaling an aggregate of $231,177 which accrued in connection with the sale of the Company’s Series B preferred shares, at the agreed upon conversion price of $0.01 per share. The Company was previously unable to issue such shares of common stock until the shareholders of the Company approved the increase in the authorized number of shares of common stock on March 1, 2005.

On June 16, 2005, the Board of Directors of the Company approved the granting of 58,100,000 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted.   The effective date of such options being granted was June 16, 2005, at an exercise price of $.007 per share.  Such stock options granted vest in three annual installments commencing one year after the date of grant.  Options were granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company to purchase 25,000,000, 12,150,000 and 5,000,000 shares, respectively, and 5,000,000 and 2,500,000 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 7,450,000 options was granted to six employees and one consultant of the Company.

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

On September 2, 2003 the Board of Directors of Diamond Entertainment Corporation (the “Company”) approved the engagement of Pohl, McNabola, Berg & Company LLP to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ended March 31, 2003,

During the  Registrant's  two most recent  fiscal years ended March 31, 2002 and 2003, and up to the date of engagement,  the Registrant did not consult with Pohl, McNabola, Berg & Company LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-K.  The engagement of Pohl, McNabola, Berg & Company was reported on Form 8-K filed on September 8, 2003.

ITEM 8A.  CONTROLS AND PROCEDURES

The President/Co-CEO and the Chief Financial Officer of the Company have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is know by others within the Company.

Our President/Co-CEO and our Chief Financial Officer conduct updates and review and evaluate the effectiveness the Company’s disclosure controls and procedures and have concluded, based on their evaluation as of March 31, 2005, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company's current officers and directors consist of the following persons:

Name

Age

Position with Company

James K.T. Lu.

57

Chairman of the Board, President, Co-Chief Executive Officer,

  Co-Chairman, Secretary and Director

Jeffrey I. Schillen.

58

Executive Vice President, Sales and Marketing, Co-Chief Executive Officer,

   Co-Chairman and Director

Murray T. Scott.

82

Director

Fred U. Odaka.

68

Chief Financial Officer

JAMES K.T. LU (Class 2 Director). Mr. Lu has been a director since February 1989, Chairman of the Board, Chief Executive Officer and Secretary since March 1, 1990, and President since July 1991. As of April 1, 2002, Mr. Lu became Co-Chairman and Co-Chief Executive Officer.  In a matter which had no relationship to our business or his activities as an officer of the Company or any subsidiaries thereof, Mr. Lu pled guilty in 2002 to one count of conspiracy to launder money and one count of violation of the Travel Act.   Mr. Lu entered into a cooperation agreement with the authorities and was granted an early termination of his supervised release.

JEFFREY I. SCHILLEN (Class 1 Director). Mr. Schillen has been our Executive Vice President of Sales and Marketing since 1993 and has been a director since our inception in April 1986. As of April 1, 2002, Mr. Schillen became Co-Chairman and Co-Chief Executive Officer.

MURRAY T. SCOTT (Class 2 Director). Mr. Scott became a director in November 1993. Mr. Scott was the President and Chief Executive Officer of Gregg's Furniture, a custom furniture building business in Victoria, Canada, from 1958 to 1995. Mr. Scott remains involved with Gregg's Furniture in a consulting and advisory capacity.

FRED U. ODAKA (Class 1 Director). Mr. Odaka has been our Chief Financial Officer since September 2000. From December 1998 to September 2000 Mr. Odaka was a consultant to Diamond Entertainment Corporation and was our "acting" Chief Financial Officer. Mr. Odaka received his Bachelor of Science degree in finance from Fresno State College, Fresno, California.

JERRY LAN (Class 2 Director). Mr. Lan became a director in March 2005, has been a principal and a tax management consultant since 1973 with Lan, Liu & Co. LLP, a public accounting firm based in Artesia, California.  In addition, Mr. Lan has been an investment advisor and life insurance agent with John Hancock Financial Co. in Irvine, California since 1999.

Under our certificate of incorporation, our board of directors is divided into three (3) classes, with each class to be elected by the shareholders every three years.

All directors hold office for terms up to three (3) years and until the next annual meeting of stockholders scheduled to vote on such class of directors and the election and qualification of their respective successors. Our board presently consists of five directors and our directors were elected at the March 2005 annual meeting of stockholders for up to three-year terms.  None of our directors have resigned or declined to stand for re-election due to a disagreement on any matter relating to our operations, policies or practices. Officers are elected annually by our board of directors and, subject to existing employment agreements, serve at the discretion of our board.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth aggregate compensation earned by each Executive Officer for services rendered in all capacities during the year ended March 31, 2005, 2004 and 2003.

Summary Compensation Table

                                                  Annual Compensation              Long Term Compensation

                                               ------------------------  ------------------------------------------

                                                                           Awards                Payouts

                                                                         ------------ -----------------------------

                                                                         Securities                     All Other

                                                                         Underlying   LTIP Payouts    Compensation

Name and Principal Position          Year      Salary ($)    Bonus ($)   Options (#)       ($)             ($)

--------------------------------     ----      ----------- ------------  ------------ -------------- --------------

James K.T. Lu (1) President,         2005       150,000      17,308         0               0               41,228

Co-Chief Executive Officer and       2004       150,000         0           0               0               21,731

Secretary                            2003        30,000         0           0               0               35,326

Jeffrey I. Schillen (2)              2005       150,000      13,846         0               0               26,001

Co-CEO, Executive Vice               2004       150,000         0           0               0               11,486

President of Sales and               2003       150,000         0           0               0               14,942

Marketing

(1)   Mr. Lu’s annual salary was $150,000 during the fiscal year ended March 31, 2005, 2004 and 2003.   His annual salary during the fiscal year ended March 31, 2003 was $30,000, as a result of his leave of absence.  . During the fiscal years ended March 31, 2005, 2004 and 2003, Mr. Lu was paid salaries totaling $150,000, $140,625, and $30,000, respectively.

(2)   Mr. Schillen's annual salary was $150,000 during the fiscal years ended March 31, 2005, 2004 and 2003. He elected to defer a substantial portion of his salary the year ended March 31, 2004, 2003 and 2002. During the fiscal years ended March 31, 2005, 2004 and 2003, Mr. Schillen was paid salaries totaling $120,000, $82,500, and $15,000, respectively.

OPTION/SAR GRANTS

The following table sets forth certain information with respect to the options granted and canceled during the year ended March 31, 2005, 2004 and 2003, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                                                         Percent of Total

                                                           Options/SARs

                                Number of Securities        Granted to

                               Underlying Options/SARs     Employees in      Exercise or Base

     Name               Year     Granted (Canceled)         Fiscal Year        Price ($/Sh)    Expiration Date

     ----               ----   -----------------------   ---------------     ----------------  ---------------

James K.T. Lu

 2005

 (600,000)

               n/a

%0.005

4/22/04

James K.T. Lu

 2005

 (3,500,000)

n/a

$0.005

5/24/04

James K.T. Lu

 2005

 (20,000,000)

n/a

$0.006

7/23/04

James K.T. Lu

 2005

 (3,000,000)

n/a

$0.005

3/31/05

Jeffrey I. Schillen

 2005

 (400,000)

n/a

$0.005

4/22/04

Jeffrey I. Schillen

 2005

 (1,000,000)

n/a

$0.005

5/24/04

Jeffrey I. Schillen

 2005

 (10,000,000)

n/a

$0.006

7/23/04

Jeffrey I. Schillen

 2005

 (750,000)

n/a

$0.005

3/31/05

James K.T. Lu           2004                   --                   --                 --             --

Jeffrey I. Schillen     2004                   --                   --                 --             --

James K.T. Lu           2003           (2,000,000)

n/a            $0.005         3/31/03

Jeffrey I. Schillen     2003                   --                   --                 --             --

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

                        Shares                        Unexercised Options/SARs      In-the-Money Options/SARs

                     Acquired On        Value               At FY-End (#)                 at FY-End ($)

     Name            Exercise (#)   Realized ($)     Exercisable     Unexercisable  Exercisable    Unexercisable

     ----            ------------   ------------ ----------------    -------------  -----------    -------------

James K.T. Lu             0               0           14,500,000

 --     $246,500               --

Jeffrey I. Schillen       0               0                   --                --

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

                                                                                          Percentage of

                                                                                          Common Stock

                                                                                            Assuming

                                       Common Stock   Percentage of      Preferred        Conversion of

               Name (1)                    Owned       Common Stock   Stock Owned (2)  Preferred Stock (3)

               --------                 -----------   -------------   ---------------  -------------------

James K. T. Lu (4)                      35,688,110         5.55%          209,287             5.62%

Diamond Entertainment Corporation

800 Tucker Lane

Walnut, CA  91789

Jeffrey I. Schillen (5)                 14,952,184         2.33%           36,282             2.34%

Diamond Entertainment Corporation

48 St. Lawrence Way

Marlboro, NJ  07746

Murray T. Scott (6)                      1,300,000          .20%           75,796              .23%

Diamond Entertainment Corporation

800 Tucker Lane

Walnut, CA  91789

Jerry Lan

   1,600,000

.25%

  0

     .25%

6 Via Avoria

Newport Coast, CA 92657

American Top Real Estate Inc.           140,343,755       21.29%             0               21.29%

313 S.E. 199th Ave.

Camas, WA 98607

Stacey Stogner                           60,000,000        9.10%             0                9.10%

437 Mountain Ave.

Westfield, NJ 07090

Lu Li Chiu

           60,000,000

       9.10%             0                9.10%

6th Floor, No. 6, Alley 1

Chung-An St., San Chung City

Taipei, Taiwan

All directors and executive officers

   53,540,294         8.33%          321,365             8.44%

as a group(4 persons) (7)

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

(4)  Mr. Lu is President, Co-Chief Executive Officer, Secretary and a director.  Includes 14,500,000 shares of common stock issuable upon exercise of warrants and options. .

(5)  Mr. Schillen is Co-Chief Executive Officer, Executive Vice President and a director. Includes  9,596,434 shares of common stock issuable upon exercise  of convertible notes and unpaid interest.

(6)  Mr. Scott is a director.  Includes 250,000 shares of common stock issuable upon exercise of warrants.

(7)  Represents 29,193,860 shares of common stock outstanding and 24,346,434 shares of common stock issuable upon exercise of warrants, options or convertible notes and interest.

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

On June 16, 2005, the Board of Directors of the Company approved the granting of 58,100,000 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted.   The effective date of such options being granted was June 16, 2005, at an exercise price of $.007 per share.  Such stock options granted vest in three annual installments commencing one year after the date of grant.  Of such options granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company were granted options to purchase 25,000,000, 12,150,000 and 5,000,000 shares, respectively, and 5,000,000 and 2,500,000 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 7,450,000 options was granted to six employees and one consultant of the Company.

ITEM 13.  EXHIBITS.

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

10.25  (4)

Consulting Agreement dated June 1, 2000 between the Company and Peter Benz.

10.26  (4)

Consulting Agreement dated June 1, 2000 between the Company and S. Michael Rudolph.

10.27  (4)

Consulting Agreement dated June 1, 2000 between the Company and Owen Naccarato.

10.28  (4)

2000 Stock Option Plan dated June 9, 2000.

10.29  (5)

Stonestreet Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.30  (5)

Stonestreet LP Warrant Agreement, November 2001

10.31  (5)

Stonestreet Corp Warrant Agreement, November 2001

10.32  (5)

Stonestreet Registration rights Agreement November 2001

10.33  (5)

Filter International Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.34  (5)

Filter International Warrant Agreement, November 2001

10.35  (5)

Filter International Registration rights Agreement November 2001

10.36  (5)

Kaufman Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.37  (5)

Kaufman Warrant Agreement, November 2001

10.38  (5)

Kaufman Registration rights Agreement November 2001

10.39  (5)

Alpha Capital Convertible Series B Preferred Stock Purchase Agreement, January 2002

10.40  (5)

Alpha Capital Warrant Agreement, January 2002

10.41  (5)

Alpha Capital and Balmore S.A Registration rights Agreement January 2002

10.42  (5)

Balmore S.A. Convertible Series B Preferred Stock Purchase Agreement, January 2002

10.43  (5)

Balmore S.A Warrant Agreement, January 2002

10.44  (3)

2000 Stock Option Plan dated June 9, 2000 (originally filed as Exhibit 10.16)

10.45  (6)

Lease dated January 6, 2000.

10.46  (8)

Bi-Coastal Common Stock Purchase Warrant dated March 26, 2004

10.47  (8)

Securities Purchase Agreement dated March 31, 2004, between four sellers and two buyers of our Series B

 Preferred Stock.

10.48   (8)

Longview Fund, LP Subscription Agreement dated April 1, 2004.

10.49   (8)

James Lu Subscription Agreement dated April 1, 2004.

10.50   (8)

Jeff Schillen Subscription Agreement dated April 1, 2004.

14.1     (8)

Diamond Entertainment Corporation Code of Ethics dated August 29, 2003

21.1     (9)

Subsidiaries of the Registrant.

31.1     (9)

Certification of President and Co-Chief Executive Pursuant to Rule 13-14 or Rule 15-14 of The

   Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of The Sarbanes-Oxley act of 2002.

31.2     (9)

Certification of Co-Chief Executive Officer Pursuant to Rule 13-14 or Rule 15-14 of The

   Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of The Sarbanes-Oxley act of 2002

31.3     (9)

Certification of Chief Financial Officer Pursuant to Rule 13-14 or Rule 15-14 of The

   Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of The Sarbanes-Oxley act of 2002.

32.1     (9)

Certification of President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2     (9)

Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

   Section 906 of The Sarbanes-Oxley act of 2002..

32.3    (9)

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

(6)  Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31,

       2002, filed July 16, 2002, File Number 0-17953.

(7)  Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31,

       2003, filed March 15, 2004, File Number 0-17953.

(8)  Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31,

       2004, filed June 29, 2004, File Number 0-17953.

(9)  Filed herewith.

ITEM 14.       Principal Accounting Fees and Services.

       The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended March 31, 2005 and 2004.

Fee Category	Fiscal 2005 Fees ($)	Fiscal 2004 Fees ($)
Audit Fees [1]	72,670	36,000
Audit-Related Fees [2]	0.0
Tax Fees [3]	3,500	3,500
All Other Fees [4]	0	0
Total Fees	76,170	39,500

_____________

1.

Audit Fees.     Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended March 31, 2005 and 2004, and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-QSB for those fiscal years.

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

4.

All Other Fees.     Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended March 31, 2005 and 2004.

        None of the "audit-related," "tax" and "all other" services in 2005 and 2004, as defined above, were approved by an Audit Committee in reliance on the de minimus exception to the pre-approval requirements under federal securities laws and regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND ENTERTAINMENT CORPORATION

Dated:  June 29, 2005

By:   /s/ James K.T. Lu

James K.T. Lu

President and Co-Chief Executive Officer

Dated:  June 29, 2005

By:    /s/ Fred U. Odaka

Fred U. Odaka

Chief Financial Officer, Principal Financial Officer and Principal

Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature

Title

Date

/s/ James K.T. Lu

President, Co-Chief Executive

June 29, 2005

James K.T. Lu

   Officer, Secretary and Director

/s/ Jeffrey I. Schillen

Co-Chief Executive Officer,

June 29, 2005

Jeffrey I. Schillen

  Executive Vice President and

  Director

/s/ Fred U. Odaka

Chief Financial Officer, Principal

June 29, 2005

Fred U. Odaka

  Financial Officer and Director

/s/ Murray T. Scott

Director

June 29, 2005

Murray T. Scott