Form 10QSB
period 2005-06-30
DIAMOND ENTERTAINMENT CORP
filed 2005-08-22
CIK 847420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES   [ X   ]     NO   [     ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2005, there were 618,262,605 shares of common stock, no par value, outstanding, and 483,251 shares of convertible preferred stock, no par value.

Transitional Small Business Disclosure Format (check one):

YES   [   ]     NO   [X]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

INDEX

Part I.  Financial Information

Item 1:  Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2005 (Unaudited)

   and March 31, 2005

  3-4

   Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 (Unaudited)

  5

   Condensed Consolidated Statements of Cash Flows for three months ended

   June 30, 2005 and 2004 (Unaudited)

  6-7

   Notes to Condensed Consolidated Financial Statements (Unaudited)

  8-19

Item 2:  Management's Discussion and Analysis or

         Plan of Operations

  20-24

Item 3:  Controls and Procedures

  24

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  25

Item 6:  Exhibits

  25

Signatures

  26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                                                     June 30,        March 31,

                                                                       2005             2005

                                                                    ------------    -----------

                                                                     (Unaudited)

         ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                        $     46,513    $   464,425

   Accounts receivable, net of allowance for

     doubtful accounts of $32,114 and $32,114                            520,684        481,450

   Inventory                                                           1,002,399        824,691

   Due from related parties                                               10,392         10,392

   Prepaid expenses and other current assets                              99,274         73,643

                                                                    ------------    -----------

     Total current assets                                              1,679,262      1,854,601

PROPERTY AND EQUIPMENT, less

    accumulated depreciation of $855,731 and $835,095                    158,618        177,854

FILM MASTERS AND ARTWORK, less accumulated

    amortization of $4,369,025 and $4,541,679                            553,657        556,013

OTHER ASSETS                                                              92,483         74,124

                                                                    ------------    -----------

       TOTAL ASSETS                                                 $  2,484,020    $ 2,662,592

                                                                    ============    ===========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                     DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                     June 30,        March 31,

                                                                       2005             2005

                                                                    ------------    -----------

                                                                    (Unaudited)

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Bank overdraft                                                   $     46,838    $    61,498

   Accounts payable                                                      398,658        260,457

   Related party-deferred compensation                                   861,662        874,546

   Other accrued expense                                                 339,907        576,101

   Provision for estimated sales returns                                  54,000        461,785

   Due to factor                                                         302,346        304,110

   Notes payable - current portion                                         6,946          6,946

   Due to related parties - notes payable                                229,874        328,374

   Customer Deposits                                                     542,964         16,300

                                                                    ------------    -----------

     Total current liabilities                                         2,783,195      2,890,117

Notes payable, less current portion                                        8,840         10,734

       TOTAL LIABILITIES                                               2,792,035      2,900,851

                                                                    ------------    -----------

STOCKHOLDERS' DEFICIENCY

   Convertible  preferred  stock, no par value; and

     5,000,000 shares authorized; 483,251 issued (of which

     172,923 are held in treasury)                                       376,593        376,593

   Treasury stock                                                     (48,803)   (48,803)

   Deferred Compensation – Stock Options                              (6,806)             -

   Series A convertible preferred stock, $10,000 per share

     stated value; 50 shares authorized; 40 issued and

     outstanding                                                         471,400        471,400

     Common stock, no par value; 800,000,000 shares authorized;

     618,262,605 and 595,144,872 issued and outstanding               18,807,940     18,569,762

   Accumulated deficit                                               (19,908,339)   (19,607,211)

                                                                    ------------    -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                                  (308,015)   (238,259)

                                                                    ------------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'

         DEFICIENCY                                                 $  2,484,020    $ 2,662,592

                                                                    ============    ===========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                       DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)

                                                             For the Three Months Ended

                                                                       June 30,

                                                         --------------------------------

                                                              2005              2004

                                                         -------------    ---------------

SALES - net                                                $   962,651      $   1,412,644

COST OF GOODS SOLD                                             762,073            746,664

                                                           -----------      -------------

GROSS PROFIT                                                   200,578            665,980

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   486,587            491,746

                                                           -----------      -------------

PROFIT/(LOSS) FROM OPERATIONS                                 (286,009)           174,234

                                                           -----------      -------------

OTHER INCOME (EXPENSE)

   Interest expense                                           (24,249)          (74,469)

   Interest income                                                 487              2,059

   Other income (expense)                                        8,643             13,327

                                                           -----------      -------------

     Total other income (expense)                            (15,119)          (59,083)

                                                           -----------      -------------

PROFIT/(LOSS)BEFORE PROVISION FOR INCOME TAXES                (301,128)           115,151

PROVISION FOR INCOME TAXES                                           -            (1,000)

                                                           -----------      -------------

NET PROFIT/(LOSS)                                          $  (301,128)     $     114,151

                                                           ===========      =============

NET PROFIT/(LOSS) PER SHARE

   Basic                                                   $  (0.00)     $        0.00

                                                           ===========      =============

   Diluted                                                 $  (0.00)     $        0.00

                                                           ===========      =============

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING

   Basic                                                   608,609,046        581,179,815

                                                           ===========      =============

   Diluted                                                 608,609,046        599,075,373

                                                           ===========      =============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                       DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (UNAUDITED)

                                                                        For the Three Months Ended

                                                                                June 30,

                                                                      ---------------------------

                                                                          2005            2004

                                                                      -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net profit/loss                                                    $  (301,128)    $   114,152

     Adjustments to reconcile net profit/loss to net cash

       used in operating activities:

       Depreciation and amortization                                       95,062          62,940

       Provision for doubtful accounts                                          -           9,000

       Inventory reserve                                               (126,987)         30,000

   Changes in certain assets and liabilities (Increase) decrease in:

        Due from related party                                                  -     (1,751)

        Accounts receivable                                            (39,234)        346,974

        Inventory                                                      (50,721)    (447,157)

        Prepaid expenses and other current assets                      (25,632)    (34,213)

        Accounts payables                                                 138,200         271,221

        Related party deferred compensation                            (12,884)          7,500

        Other accrued expenses                                         (236,194)          2,042

        Provision for estimated sales returns                          (407,785)        (42,005)

        Customer deposits                                                 526,664     (117,608)

                                                                      ------------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (440,639)        201,095

                                                                      ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                                    (1,399)    (5,055)

 Purchase of film masters and artwork                                  (72,070)    (119,389)

 Other assets                                                          (18,359)    (66,841)

                                                                      ------------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                  (91,828)    (191,285)

                                                                      ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in bank overdraft                               (14,659)         34,498

   Advance from factor                                                    414,200       1,135,110

   Payments to factor                                                  (415,963)     (1,430,624)

   Payments of notes payable                                           (1,894)     (9,450)

   Proceeds (payments) of notes payable (related party)                (98,500)         51,000

   Deferred Compensation – Stock Options                               (6,806)              -

   Proceeds from Sale of Common Stock                                     238,177         163,525

                                                                       -----------     ----------

NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES                       114,555      (55,940)

                                                                      -----------     -----------

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                       DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                         (UNAUDITED)

                                                                      For the Three Months Ended

                                                                               June 30,

                                                                      ---------------------------

                                                                          2005            2004

                                                                      -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (417,912)        (46,131)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          464,425          109,295

                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 46,513      $    63,164

                                                                      ===========     ===========

SUPPLEMENTAL INFORMATION

  CASH PAID FOR:

     Interest expense                                                 $    9,057      $    78,447

                                                                      ===========     ===========

     Income taxes                                                              -      $    16,000

                                                                      ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Series B preferred stock into common stock                       -      $ 1,100,364

Issuance of Common Stock for consultant fees owed                              -      $    35,000

Issuance of Common Stock for interest and liquidated damages owed

  to Series B preferred shareholders                                  $  231,177                -

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

Nature of Business

The Company is in the business of distributing and selling videocassettes and DVD programs, general merchandise, patented toys, and furniture, through normal distribution channels throughout the United States and through a web site.  As of June 30, 2005 and 2004, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources as follows:

Video Programs and Other Licensed Products

The Company distributes and sells videocassette titles, including certain public domain programs and certain licensed programs.  The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets.

General Merchandise

The Company, through its wholly owned subsidiary, JPI, purchases and distributes toy products to mass merchandisers in the U.S.  The Company offers its products for limited sale periods and as demand for products change, the Company switches to newer and more popular products. The Company did not record any sales of its general merchandise during the period ended June 30, 2005.

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

JUNE 30, 2005

1.

Summary of Significant Accounting Policies (continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company had no in deposits as of June 30, 2005, with financial institutions subject to a credit risk beyond the insured amount.

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

JUNE 30, 2005

1.

Summary of Significant Accounting Policies (continued)

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

Factored Accounts Receivable

The Company is obligated to repurchase transferred receivables under its agreement with its factor, and therefore the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 140 requires that a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale. The following conditions must be met in order for FAS 140 to be applicable: a) the assets must be isolated from the transferor b) the transferee has the right to pledge or exchange the assets c) the transferor does not maintain effective control over the assets.

The Company’s obligations to the factor are collateralized by all of the Company’s accounts receivable, inventories, equipment, investment property, deposit accounts and financial instruments.

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

JUNE 30, 2005

1.

Summary of Significant Accounting Policies (continued)

Bank Overdraft

The Company has overdraft positions at certain banks. Such overdraft positions are included in current liabilities.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were approximately $40,000 and $52,000 for three month periods ended June 30, 2005 and 2004, respectively.

Shipping Costs

Shipping costs are included in Selling and marketing expenses in the amounts of approximately $46,000 and $57,000 for three month periods ended June 30, 2005 and 2004, respectively.

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

JUNE 30, 2005

1.

Summary of Significant Accounting Policies (continued)

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

Earnings (Loss) per Share

The following table provides the basic and diluted income (loss) per share computations:

                                                     Three months ended

                                                          June 30,

                                                     2005              2004

Net Income (Loss)                                $(301,128)    $    114,152

Weighted average basic shares outstanding          608,609,046      581,179,815

Dilutive Effect of:

Warrants to purchase common stock                            -        8,598,384

Convertible preferred stock                                  -          294,812

Convertible subordinated notes                               -        9,002,362

Weighted average diluted shares outstanding        608,609,046      599,075,373

Basic earnings (loss) per share                  (         .00)             .00

Diluted earnings (loss) per share                (         .00)             .00

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

1.

Summary of Significant Accounting Policies (continued)

Earnings (Loss) per Share (continued)

The following potentially dilutive shares were excluded from the diluted loss per share calculation for the quarter ended June 30, 2005, as their effects would have been anti-dilutive to the loss incurred by the Company:

Options to purchase common stock                      72,850,000

Warrants to purchase common stock                     36,525,000

Convertible preferred stock                           43,340,183

Convertible subordinated notes                        20,004,400

                                                     172,719,583

Recent Accounting Pronouncements

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

1.

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

1.

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management will implement SFAS 123 after December 15, 2005.

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

JUNE 30, 2005

2.

Going Concern (continued)

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

3.

Accounts Receivable

Accounts receivable as of June 30, 2005 and March 31, 2005, net of allowance for doubtful accounts were $520,684 and $481,450 respectively. Substantially all of the accounts receivable as of June 30, 2005 and March 31, 2005 have been factored and pledged as collateral under a factoring agreement.

The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

As of June 30, 2005 and March 31, 2005, the Company had an allowance for doubtful accounts of $32,114.

4.

Inventory

Inventory consisted of the following as of:

                                                 June 30,

                                                  2005

                                              -------------

                  Raw materials               $     580,007

                  Finished goods                    736,920

                                              -------------

                                                  1,316,927

                  Less: valuation allowance       (314,528)

                                              -------------

                  Inventory, net              $   1,002,399

                                              ==============

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

4.

Inventory (continued)

The following are the components of the Company’s inventory balance together with the applicable reserve for each of the respective categories and periods:

Inventory By Classification:	6/30/05	3/31/05

DVD Inventory	$ 1,005,805	$ 835,282
Reserve	(83,499)	(66,383)
Net DVD Inventory	922,306	768,899
Video Inventory	304,580	424,381
Reserve	(224,529)	(368,631)
Net Video Inventory	80,051	55,749
General Merchandise	6,542	6,542
Reserve	(6,500)	(6,500)
Net General Merchandise	42	42
TOTAL INVENTORY	$ 1,316,927	$ 1,266,205
TOTAL RESERVE	$ (314,528)	$ (441,514)
NET INVENTORY	$ 1,002,399	$ 824,691

Allowance

An allowance has been established for inventory totaling $314,528. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory that has been primarily inventory, which has passed its peak selling season.

The following table sets forth the activity recorded in our inventory allowance balance for the applicable periods:

Inventory Reserve Detail:	June 30, 2005	March 31, 2005

Beginning Balance	$ 441,514	$ 228,479
Provision to Cost of Goods Sold	113,329	384,116
Inventory write-off	(240,315)	(171,081)
Ending Reserve Balance	$ 314,548	$ 441,514

5.

Related Party Transactions

The Company has related party transactions with several officers, directors and other related parties.  The following summarizes related party transactions.

  Due from related parties:

                                                           June 30,

                                                             2005

                                                         -----------

          Loan due from - Officer                        $    10,392

                                                         ===========

  Due to related parties - notes payable:

                                                           June 30,

                                                             2005

                                                         -----------

        a) Note payable - ATRE                          $    179,874

        b) Convertible note payable - Jeffrey Schillen        50,000

                                                        ------------

                                                        $    229,874

                                                        ============

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

6.

Commitments and Contingencies

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended June 30, 2005 and 2004, royalty expense was $20,181 and $631, respectively, pursuant to these agreements.

Video Agreements

The Company has entered into various agreements to manufacture, duplicate, and replicate and distribute videos and DVD programs. Commissions are paid based upon the number of videos sold.

7.

Stockholders’ Deficiency

Common Stock

As of June 30, 2005, the aggregate number of shares of common stock that the Company has authority to issue is 800,000,000 shares with no par value.  As of June 30, 2005 and March 31, 2005, 618,262,605 and 595,144,872 shares were issued and outstanding.

For the three months ended June 30, 2005, the Company had the following significant issuance of its common stock:

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

Stock Options

The Company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25, Financial Interpretation No. 44, and SFAS 123, "Accounting for Stock-Based Compensation.”  For the three and nine month period ending June 30, 2005 and 2004,the Company has not changed to the fair value method and continued to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions.  All non-employee stock option and warrant grants are accounted for under the fair value method.  As such, compensation expense for employee stock option and warrant grants would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

The FASB issued SFAS No.148, "Accounting for Stock-Based Compensation – Transition and Disclosure."  This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  Pursuant to SFAS No.123, the Company would expense the fair market value of stock options newly granted to third parties and disclose the pro forma results based on the fair value of options/warrants granted to employees.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

7.

Stockholders’ Deficiency (continues)

Stock Options (continued)

No stock-based employee compensation cost is reflected in net income (loss), as all options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

June 30, 2005
Net income (loss) as reported	$ (301,128)
Deduct: total stock-based compensation as determined under fair value based method.	(11,103)
Pro forma net income (loss)	$ (312,231)
Basic earnings (loss) per share:
As reported	$ ( .00)
Pro forma	$ ( .00)
Diluted earnings (loss) per share:
As reported	$ ( .00)
Pro forma	$ ( .00)

During the three months ended June 30, 2005, the Company’s Board of Directors approved the grant of stock options to employees, directors and independent consultants to purchase an aggregate of 58,100,000 shares of its common stock. These options have an exercise price of $0.007 and as of June 30, 2005, none of these option shares were vested. As a result, the Company has recorded $7,000 in “Deferred Compensation,” which will be amortized on a straight-line basis to expense over the three-year vesting period of the options.  For the three months ended June 30, 2005, an amount of $194 has been amortized to expense.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes included in its Annual Report on Form 10KSB for the year ended March 31, 2005.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004:

EXECUTIVE SUMMARY

During three months period ended June 30, 2005 and 2004, Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") operated in two principal industries, a) distribution and sales of DVD/video programs and other licensed programs and b) distribution of certain general merchandise.

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

We are continuing to acquire new licensed DVD titles and upgrading the quality of packaging and pre-printed materials in order to enhance our products. During the three months ended June 30, 2005 DVD and videocassette sales represented 71% and 29% of total revenues, respectively.  For the period ended June 30, 2004, DVD and videocassette sales were 94% and 6% of total sales, respectively.

Management believes the sales shift from Video products to its DVD product line will continue and increase the overall sales for the Company during the remaining months of fiscal year 2006, however, there is no assurance that, this trend will continue nor will the Company be able to maintain its current gross profit margins due to increased competition.

The Company's wholly owned subsidiary Jewel Products International, Inc. ("JPI").  JPI is in the business of distribution of certain general merchandise. During the three months periods ended June 30, 2005, and 2004, JPI did not record any sales of general merchandise products.

NET SALES

Net sales for the Company was approximately $963,000 for the quarter ended June 30, 2005 as compared to approximately $1,413,000 for the quarter ended June 30, 2004, representing an decrease of 32%. DVD program net sales were approximately $680,000 for the quarter ended June 30, 2005, as compared to approximately $1,319,000 for the quarter ended June 30, 2004, representing a decrease of approximately $48%.  The decrease in DVD sales of approximately $639,000 was the result of lower volume of orders received from our major customers. Videocassette net sales, of total sales, was approximately $278,000 for the quarter ended June 30, 2005, as compared to approximately $92,000 for the quarter ended June 30, 2004, a increase of approximately 202%. This increase in Videocassette sales of approximately $186,000 was the result of liquidating Videocassette products at discounted sales prices to our major customers. Management expects higher DVD program sales to continue in the remaining quarters of fiscal 2006.

GROSS PROFIT

Gross profit was approximately $201,000 for the three months ended June 30, 2005 as compared to approximately $666,000 for the three months ended June 30, 2004. The lower gross margin of approximately $465,000 was primarily the result of lower sales volume together with an additional reduction in margins caused by recording approximately $113,000 representing an inventory allowance for videocassette inventory.  As a percentage to sales, gross margin for the three month ended June 30, 2005 and 2004 was 21% and 47%, respectively.  The lower margin of 26% was primarily the result of liquidating our videocassette inventory at discounted prices and sales price erosion experienced in our DVD line of products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended June 30, 2005 and 2004 were approximately $213,000 and $239,000, respectively.  The decrease in selling expenses of approximately $26,000 was primarily caused by lower expense levels in commission, advertising, freight out expense and sales consulting fees.

General and administrative expenses for the three months ended June 30, 2005 and 2004 were approximately $273,000 and $252,000, respectively.  The increase in general administrative expenses of approximately $21,000 was primarily the result of higher salaries, and accounting fees offset by lower travel expense.

OTHER INCOME AND EXPENSE

Interest expense for the three months ended June 30, 2005 and 2004 was approximately $24,000 and $74,000 respectively. The decrease in interest expense of approximately $50,000 was primarily the result of decreased interest from our factoring arrangement and other short term loans of approximately $23,000 and $27,000 respectively.  As of June 30, 2005, and 2004, the outstanding debt of the Company was approximately, $548,000, and $854,000, respectively.

OPERATING INCOME

Our operating loss for the three months ended June 30, 2005 was approximately $286,000 as compared to an operating profit of approximately $174,000 for the same period last year.  The decrease in the Company's operating  profit of approximately

$460,000 arose from a decrease in gross profit of approximately $465,000 offset by a decrease in operating expenses of approximately $5,000.

NET PROFIT (LOSS)BEFORE PROVISON FOR INCOME TAXES

The Company's net loss before income taxes for the three months ended June 30, 2005 was approximately $301,000 as compared to a net profit of approximately $115,000 for the same period last year.  The primary reason for the net loss before provision for income taxes at June 30, 2005, was the Company's operating loss of approximately $286,000 and other income and (expense)of approximately ($15,000).

The Company's auditors issued a going concern report for the year ended March 31, 2005. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

LIQUIDITY AND CAPITAL RESOURCES

The Company has four primary sources of capital which include 1) cash provided by operations, 2) a factoring arrangement with a financial institution to borrow against the Company's trade accounts receivable, 3) funds derived from the sale of its common stock and 4) a loan arrangement with a related party bearing interest at 10%.  Although there can be no assurance, management believes that its revenues will continue to increase during fiscal year 2006 and will generate positive cash flows in the third quarter of fiscal 2006. Management anticipates cash flow provided by operations will be adequate to operate the business for the next twelve months.  If cash flow was not adequate, and no other source of capital was available to the Company, the Company would have to sell its business or assets.

Factoring Agreements. On August 30, 1996, the Company entered into a financing agreement with a financial institution for a maximum borrowing of up to $2,500,000. The agreement called for a factoring of the Company's accounts receivable, and an asset-based note related to the Company's inventories. Subsequently, on October 29, 1999, the financial institution sold its financing agreement covering the factoring of the Company's accounts receivable to a factoring institution located in Dallas, Texas. The original financial institution retained the asset-based note related to the Company's inventories, which was subsequently retired by the Company. Substantially all assets of the Company have been pledged as collateral for the borrowings. The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. Substantially all of the accounts receivable as of June 30, 2005 and March 31, 2005 have been factored or pledged as collateral under the factoring agreement.

As of June 30, 2005 and March 31, 2005 the amount due factor was approximately $302,000 and 304,000, respectively.

Related party loan. American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. The Company paid $50,000 for 50% of the issued and outstanding common stock of ATRE. Subsequent loan participation by the investors in ATRE reduced the Company's shareholder interest to 7.67%. The Company's 2003 operations include a write-down of its investment in ATRE, which reduced the Company's investment in ATRE to zero, net of taxes. The write-down resulted from the operating results of ATRE which reduced the Company's investment in ATRE to zero and, as a consequence, the Company's future financial results will not be negatively affected by ATRE's ongoing operations. The Company has no obligation to fund future operating losses of ATRE. During the three month period ended June 30, 2005, the Company did not borrow any funds from its principal shareholder, ATRE.

During the three month ended June 30, 2005 approximately $98,000 was paid to reduce the balance of the loan.  The balance owed to ATRE at June 30, 2005 and March 31, 2005 was approximately $180,000 and $278,000, respectively.  The company does not anticipate a demand by ATRE for repayment of its loan to the company in the near future.

On June 30, 2005 the Company had assets of approximately $2,484,000 compared to $2,662,592 on March 31, 2005. The Company had a total stockholder's deficiency of $308,000 on June 30, 2005, compared to a deficiency of $238,000 on March 31, 2005, a decrease of approximately $70,000 for the three months ended June 30, 2005, primarily the result of converting Series B-Preferred interest and liquidated damages owed of approximately $231,000 to common stock, offset by the company’s net loss of approximately $301,000.

As of June 30, 2005 the Company's working capital deficit decreased by approximately $68,000 from a working capital deficit of approximately $1,036,000 at March 31, 2005, to a working capital deficit of approximately $1,104,000 at June 30, 2005. The decrease in working capital deficit was attributable primarily to increases inventory and other miscellaneous accounts, together with decreases in other accrued expenses, provision for estimated sales returns and related parties note payable in the aggregate amount of approximately $1,014,000 offset by increases in working capital deficit caused by decrease in cash and increase in accounts payable, and customer deposits totaling approximately $1,083,000.

For the three months ended June 30, 2005, the Company had the following significant issuance of its common stock:

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

Operations

Cash flows used in operating activities was approximately $441,000 during the three months period ended June 30, 2005 compared to cash flows provided by operating activities of approximately $201,000 during the three months period ended June 30, 2004.  Cash used in operating activities was primarily attributable to increases in the Company's net loss, and decrease in inventory reserve, other accrued expenses and deferred revenue offset by increases depreciation and amortization, accounts payable and customer deposits for the three months period ended June 30, 2005.

The Company has also been experiencing difficulties in paying its vendors on a timely basis.  These factors create uncertainty as to whether the Company can continue as a going concern.

Investing

For the three months ended June 30, 2005 and 2004, investments in masters and artwork were approximately $72,000 and $119,000, respectively.  Management continues to seek to acquire new titles to enhance its product lines.

Financing

Cash flows provided by for financing activities was approximately $115,000 during the three months period ended June 30, 2005 compared cash flows used in financing activities of approximately $56,000 during the three months period ended June 30, 2004.

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

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

On May 9, 2005 the Board of Directors of the Company approved the issuance of 23,117,733 shares of the Company’s common stock upon conversion of liquidated damages and interest by the five shareholders totaling an aggregate of $231,177 which accrued in connection with the sale of the Company’s Series B preferred shares, at the agreed upon conversion price of $0.01 per share. The Company was previously unable to issue such shares of common stock until the shareholders of the Company approved the increase in the authorized number of shares of common stock on March 1, 2005.  The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

Common Stock Options

On June 16, 2005, the Board of Directors of the Company approved the granting of 58,100,000 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted.  The effective date of such options being granted was June 16, 2005, at an exercise price of $.007 per share.  Such stock options granted vest in three annual installments commencing one year after the date of grant.  Options were granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company to purchase 25,000,000, 12,150,000 and 5,000,000 shares, respectively, and 5,000,000 and 2,500,000 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 7,450,000 options was granted to six employees and one consultant of the Company. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

Item 6.   Exhibits

31.1   Certification of the President and Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2   Certification of the Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3   Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1   Certification of the President and Co-Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

32.2   Certification of the Co-Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

32.3   Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and 18 U.S.C. Section 1350.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    DIAMOND ENTERTAINMENT CORPORATION

Dated: August 19, 2005              By: /s/ James K.T. Lu

                                        James K.T. Lu

                                        President and Co-Chief

                                        Executive Officer

Dated: August 19, 2005              By:  /s/ Fred U. Odaka

                                         Fred U. Odaka

                                         Chief Financial Officer

                                         (Principal Financial Officer and

                                         Principal Accounting Officer)