Form 10KSB/A
period 2004-03-31
DIAMOND ENTERTAINMENT CORP
filed 2005-10-07
CIK 847420

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment 1)

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

The aggregate market value of registrant's Common Stock held by non-affiliates based upon the average closing bid and asked sales price for June 1, 2004 as reported by the Pink Sheets LLC’s “Pink Sheets”, was approximately $3,539,000.  As of June 1, 2004 there were 597,409,872 shares of the registrant's Common Stock outstanding.

i

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10KSB/A for the fiscal year ended March 31, 2004 is being filed in order to correct miscellaneous errors and to expand and describe in greater detail the disclosures, explanations and discussions in the following areas:  1) Management Discussion and Analysis or Plan of Operation for the Year Ended March 31, 2004 as Compared to Year Ended March 31, 2003, 2) Liquidity and Capital resources, 3) Critical Accounting Policies and Estimates, 4) the Audit Opinion , 5)  Notes to the Consolidated Financial Statements, including the Summary of Significant Accounting Policies, and Recent Accounting Pronouncements,.

This 10KSB/A does not amend the Consolidated Balance Sheets and Consolidated Statement of Operations and accompanying statements for the years ending March 31, 2004 and 2003, except for the changes made to Notes to the Consolidated Financial Statements.

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

VIDEO PROGRAM LINE

Our products consist of a total of approximately 971  titles appealing to all age groups. The programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs and sports highlights. Public domain programs account for approximately 696 titles, licensed programs account for approximately 263 titles of our program inventory and we own 12 titles.

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

For the years ended March 31, 2004 and 2003, gross margin was impacted by activity recorded in the Company’s inventory reserve balance for the applicable fiscal year of approximately $92,000 and $61,000, respectively or approximately 2% of sales for each of the fiscal years.  The following are the components of the Company’s inventory balance together with the applicable reserve for each of the respective categories and periods:

Inventory By Classification:	3/31/04	3/31/03

DVD Inventory	$ 677,492	$ 317,552
Reserve	(11,976)	(429)
Net DVD Inventory	665,516	317,123
Video Inventory	479,741	573,071
Reserve	(213,815)	(159,174)
Net Video Inventory	265,926	413,897
General Merchandise (Toys, Greeting Cards, & Misc.)	18,171	202,051
Reserve	(2,688)	(173,415)
Net General Merchandise	15,483	28,636
TOTAL INVENTORY	1,175,404	1,092,673
TOTAL RESERVE	(228,479)	(333,018)
NET INVENTORY	946,925	759,655

The following table sets forth the impact on gross profit margin of activity recorded in our inventory reserve balance for the applicable year:

Inventory Reserve Detail:	Fiscal Year Ended 3/31/04	Fiscal Year Ended 3/31/03

Beginning Balance	$(333,301)	$(529,464)
Provision to Cost of Goods Sold	(92,272)	(60,612)
Inventory write-off	197,095	256,775
Ending Reserve Balance	(228,479)	(333,301)

Net Sales	$4,997,973	$3,253,110
Total Charged to Cost of Goods	92,272	60,612
Impact to Gross Margin as a Percentage of sales	1.9%	1.9%

The increase in the provision to cost of goods sold of approximately $92,300 as of March 31, 2004 consisted of approximately $80,300 and $12,000 in additional reserve required for slow moving video products (assorted sleeves) and DVD displays, respectively. The increase the provision to cost of goods sold of approximately $60,600 as of March 31, 2003 was the result of reserving an additional amount of approximately $70,500 to cover the balance of our Cinechrome card inventory, offset by a reduction in the reserve required for our video and general merchandise product of approximately $4,500 and $5,400, respectively.

The inventory write-off of approximately $197,100 in fiscal 2004 resulted from the disposal of our remaining inventory balance of our Cinechrome greeting card product totaling approximately $158,800, together with the disposal of obsolete video sleeves of approximately $24,800 and other general merchandise items totaling approximately $13,500.   The decrease in the inventory reserve of approximately $257,000 was primarily the result of writing off the remaining inventory balance of our toy product, “The Fishing Hole Game”.

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

Impairment of equity investment for the years ended March 31, 2004 and 2003 were approximately zero and $60,000, respectively.  The decrease of approximately $60,000 was the result of a write-down in the previous fiscal year of our investment in American Top Real Estate (“ATRE”) which reduced our investment in ATRE to zero, net of taxes.  The write-down was due to our recognition of our share of operating losses experienced by ATRE from the real property owned by it, notwithstanding the potential value of the real property, in accordance with equity accounting.  As a consequence of the write-down, our future financial results will not be negatively affected by ATRE’s ongoing operations.  We have no obligation to fund any future operating losses of ATRE.

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

LIQUIDITY AND CAPITAL RESOURCES

General.  The Company has four primary sources of capital which include cash provided by operations, a factoring arrangement with a financial institution to borrow against the Company’s trade accounts receivable, short term borrowings, and funds derived from private investors.  During the year ended March 31, 2004, the Company recorded a positive cash flow of approximately $102,000 compared to a negative cash flow of approximately $9,000 for the period a year earlier. The upsurge in DVD product sales, increases in factoring its accounts receivables and short term borrowing of funds from ATRE enabled the Company to reach a positive cash flow position.  Although there can be no assurance, Management believes that its revenues will continue to increase during fiscal year 2005 and will generate positive cash flows in the coming year.  Management anticipates cash flow provided by operations and short term borrowing from ATRE will be adequate to operate the business for the next twelve months.  Management further believes the sales shift from Video products to its DVD product line will continue and increase its overall sales during fiscal year 2005, however, there is no assurance that this trend will continue.  If cash flow was not adequate, and no other source of capital was available to the Company, the Company would have to sell its business or assets.

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

The Company during the year ended March 31, 2004 used approximately $65,000 in cash flows used in financing activities primarily for the reductions in cash overdraft and repayment of notes payable, compared to approximately $122,000 during the year ended March 31, 2003, used mainly for repayment of the Company’s loan obligations.

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

As of March 31, 2004, the Company recorded on its balance sheet, accounts receivable of approximately $878,000 net of allowance for doubtful accounts of approximately $80,000.  Approximately $867,000 and $91,000 represented factored accounts receivable and ineligible non-factored accounts receivable, respectively.  Additionally, at March 31, 2004, the Company recorded as a current liability approximately $707,000 in outstanding factored receivables due factor.  This liability consisted of approximately $867,000 in factored receivables owed to the factor less the 20% reserve held by the factor of approximately $173,000 net of approximately $13,000 in reserve charge backs.  Substantially all of the accounts receivable as of March 31, 2004 and 2003 have been factored and pledged as collateral under the factoring agreement.

Related Party Loan. At year ended March 31, 2004, the Company owed its principal shareholder, American Top Real Estate Co., Inc. ("ATRE"), a approximately $322,000. During the year ended March 31, 2004, the Company borrowed from and paid back to ATRE approximately $574,000 and $515,000, respectively.  Borrowed funds were utilized as working capital to primarily purchase inventory required to support the sales during peak periods.  The balance owed to ATRE at March 31, 2003 was approximately $263,000.

ATRE was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. The Company paid $50,000 for 50% of the issued and outstanding common stock of ATRE. Subsequent loan participation by the investors in ATRE reduced the Company's shareholder interest to 35.9% as of March 31, 2004. The Company's 2003 operations include a write-down of its investment in ATRE, which reduced the Company's investment in ATRE to zero, net of taxes. The Company’s equity investment in ATRE was written off due to the Company’s recognition of its share of operating losses experienced by ATRE from the real property owned by it, notwithstanding the potential value of the real property, in accordance with equity accounting. As a consequence, the Company's future financial results will not be negatively affected by ATRE's ongoing operations. The Company has no obligation to fund future operating losses of ATRE.

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

Future Capital Requirements.  Based on recent performance and estimates regarding product to be available in fiscal 2005, management has estimated that cash flow generated from operations for fiscal year 2005 will be approximately $3,000,000.   This estimate is not certain, and actual cash flow could be less (or more) than estimated.  Based on prior requirements, we estimate that our net cash requirements for operating expenses for fiscal 2005 will be approximately $2,400,000, that our capital expenditure budget for plant equipment, fixtures, office furniture, and software will be approximately $160,000, and that additional expenditure requirements for film masters and artwork will be approximately $360,000.  The aggregate of such estimated future disbursements totals approximately $2,920,000.  Other future cash requirement may arise such as potential cost of unforeseen litigation, additional working capital requirement for inventory purchase in the event of increased sales exceeding our forecast and other unexpected expenditures.  We based our estimate of increased cash flow in fiscal 2005 on an increase in our overall sales resulting from the shift from our videocassette sales to our DVD product line; however, there is no assurance that this trend will continue.  During peak cash requirement periods, the Company plans to borrow short term funds from private lenders and pay them back during periods when cash balances are adequate.

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

The Company’s most difficult, subjective or complex judgments relate to the recognition of revenues, allowance for doubtful accounts, and its inventory reserve for obsolescence.

In most cases, the Company recognizes sales when its products are shipped to customers. In all other instances, the Company sells its products on consignment.  Upon historical reviews of customer product returns, sales are shown net of estimated returns and allowances.  Consignment sales are recognized at the time the consignee sells and ships consignment goods to end customers.  The Company receives from its consignment customers each month, a report showing the unit quantities and prices by part number of its beginning consignment inventory balance, together with the monthly inventory sold, inventory returned, inventory purchased and the month end inventory balance. The Company reviews such reports for correctness each month.

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

F-9 to F-34

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

as of March 31, 2004 and 2003

	2004	2003
Liabilities and Stockholders' Deficit
Current Liabilities
Bank overdraft	$234,365	$270,153
Accounts payable and accrued expenses	1,986,701	1,788,294
Due to factor	707,517	113,449
Notes payable - current portion	28,350	37,800
Due to related parties - notes payable	372,374	363,718
Customer Deposits	133,330	45,813

Total Current Liabilities	3,462,637	2,619,227

Notes payable, less current portion	-	28,350

Total Liabilities	3,462,637	2,647,577

Stockholders' Deficit
Convertible preferred stock, no par value; 4,999,863 and
5,000,000 shares authorized in 2004 and 2003, respectively; 483,251
issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Series A convertible preferred stock, $10,000 per share
stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Series B convertible preferred stock, $10,000 per share
stated value; 87 shares authorized; 83 and 84 issued and outstanding in 2004 and 2003, respectively	1,101,837	1,111,837
Common stock, no par value; 600,000,000 shares
authorized; 489,057,359 and 481,365,051 issued and outstanding
In 2004 and 2003, respectively	17,319,122	17,239,122
Accumulated deficit	(19,992,577)	(20,077,722)

Total Stockholders' Deficit	(772,428)	(927,573)

Total Liabilities and Stockholders' Deficit	$2,690,209	$1,720,004

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

Film Masters and Artwork

The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period.  Film masters consist of original "masters", which are purchased for the purpose of reproducing DVD’s and/or videocassettes that are sold to customers and consist of primarily public domain titles, often thirty or more years old.   Due to the age of the films, the Company’s experience is that its sales of these old films are not likely to be substantially greater in the early years that the Company first includes such films in its catalogue.   Consequently, the Company has elected to allocate its costs for the film masters and artwork over a period of three years using the straight-line method.

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

Factored Accounts Receivable

The Company is obligated to repurchase transferred receivables under its agreement with its factor, and therefore the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 140 requires that a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale. The following conditions must be met in order for FASB 140 to be applicable: a) the assets must be isolated from the transferor, b) the transferee has the right to pledge or exchange the assets, and c) the transferor does not maintain effective control over the assets.

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

Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB").  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.  The Company adopted  SFAS No. 141 on April 1, 2002, The impact of such adoption did not have a material impact on the Company’s financial statements.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  The Company adopted SFAS No. 142 on April 1, 2002, and its impact on its financial position or results of operations, was not material.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation.”  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter.  The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company adopted SFAS No. 143 on June 15, 2002 The effect ad its impact on the Company's results of operations and financial positions was not material.

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

MARCH 31, 2004 and 2003

1.

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company adopted on December 31, 2002 and its impact was not material

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.”  SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has included the disclosures required by SFAS 148 in Note 1 – "The Company and Summary of Significant Accounting Policies" and Note 10 – "Stockholders' Equity."

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted FIN 45 on December 31, 2002, and its impact on financial position or results of operations was not material.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities.”  Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns.  The adoption of FIN 46 did not have a material impact on its financial position or results of operations

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2004 and 2003

1.

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The provisions of this consensus did not to have a significant effect on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  In addition, most provisions of SFAS 149 are to be applied prospectively.  The adoption of SFAS 149 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The adoption of SFAS 150 did not  have a material impact on the Company’s financial position, cash flows or results of operations.

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

11.

Commitments and Contingencies

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years.  The Company licenses titles of films not yet covered by public domain.  The Company produces duplicate videos and DVDs for sale.  Certain agreements include minimum guaranteed payments.  Such advances are recouped against royalties due to the licensor based on contractual amounts of product sales, adjusted for certain related costs.  Advances which have not been recovered through earned royalties are recorded as an asset.  For the years ended March 31, 2004 and 2003, royalty expense was $27,583 and $57,745, respectively, pursuant to these agreements. The Company paid advances of $63,600 during 2004.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2004 and 2003

12.

Stockholders' Deficiency (continued)

Convertible Preferred Stock (continued

i.)

voting rights upon all matters upon which common stockholders have at a 1.95 vote for each share of preferred stock,

ii.)

conversion rights at 1.95 shares of common stock for each share of preferred,

iii.)

no rights of redemption and

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MARCH 31, 2004 and 2003

12.

Stockholders' Deficiency (continued)

Series B Convertible Preferred Stock (continued)

During the year ended March 31, 2003, 4 shares of Series B Convertible Preferred Stock with a stated value of $10,000 per share were converted into 8,730,909 shares of common stock at a price per share equaling 70% of the average closing bid prices of the Company’s common stock on any five trading days in the ten trading day period preceding the date of conversion.  The conversion prices ranged from $.00127 to $.00740 and totaled $35,000.  The conversions did not include liquidated damages and accrued interest.

During the year ended March 31, 2004, 1 share of Series B Convertible Preferred Stock with a stated value of $10,000 per share was converted into 7,692,308 shares of common stock at a price per share equaling 70% of the average closing bid prices of the Company’s common stock on any five trading days in the ten trading day period preceding the date of conversion.  The conversion price was $0.0013. The conversion prices ranged from $.00127 to $.00740 and totaled $35,000.  The conversion did not include liquidated damages and accrued interest.

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

2000 Stock Compensation Plan (continued)

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

On October 22, 2004, the Company purchased 2,265,000 shares of the Company’s common stock that were held by GJ Products at a price of $0.02 per share.  As consideration for the purchase of such shares of common stock, the Company retired the note payable in the amount of $45,300 as payment in full of the note.

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

During the quarter ended December 31, 1999, our Board of Directors authorized the conversion of approximately $1,880,725 in related party payables into one year 7% convertible promissory notes of $1,071,225 and $809,500 to GJ Products Corporation and American Top Real estate, Inc. ("ATRE"), respectively. The due dates of both notes were extended to September 30, 2001. The terms of the new convertible notes allowed us to make partial principal and interest payments from time to time and the holders of the convertible notes had the option to request such payments of the indebtedness evidenced by the notes either in lawful money of the United States or in an equivalent value consisting of our common stock, the number of shares to be determined by dividing the payment amount by the average twenty day bid price for our common stock during the twenty trading days prior to the date of such payment. Also, during the quarter ended December 31, 1999, GJ Products Corporation to which $1,071,225 in related parties note was owed by us, sold all of its common stock in which 100% of its outstanding shares of common stock was sold to a non-related party. On July 24, 2001, we authorized and approved the issuance of 140,343,755 shares of the company's common stock to ATRE upon the conversion by ATRE of the entire unpaid principal amount of $809,500 of its note and all accrued interest thereon in the amount of $102,734.41 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001, and we also authorized and approved the issuance of 180,928,097 shares of our common stock to GJ Products Corporation upon the conversion of the entire unpaid principal amount of $1,037,775.00 of its note and all accrued interest thereon in the amount of $138,257.63 as of July 23, 2001 at the conversion price of $0.0065 per share as of the close of business on July 23, 2001.  As of March 31, 2004, we own 35.9% of ATRE.   Mr. Lu was President and a Director of ATRE until January 8, 2004, when he resigned his position as President of ATRE.

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

10.25  (4)

Consulting Agreement dated June 1, 2000 between the Company and Peter Benz.

10.26  (4)

Consulting Agreement dated June 1, 2000 between the Company and S. Michael Rudolph.

10.27  (4)

Consulting Agreement dated June 1, 2000 between the Company and Owen Naccarato.

10.28  (4)

2000 Stock Option Plan dated June 9, 2000.

10.29  (5)

Stonestreet Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.30  (5)

Stonestreet LP Warrant Agreement, November 2001

10.31  (5)

Stonestreet Corp Warrant Agreement, November 2001

10.32  (5)

Stonestreet Registration rights Agreement November 2001

10.33  (5)

Filter International Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.34  (5)

Filter International Warrant Agreement, November 2001

10.35  (5)

Filter International Registration rights Agreement November 2001

10.36  (5)

Kaufman Convertible Series B Preferred Stock Purchase Agreement, November 2001

10.37  (5)

Kaufman Warrant Agreement, November 2001

10.38  (5)

Kaufman Registration rights Agreement November 2001

10.39  (5)

Alpha Capital Convertible Series B Preferred Stock Purchase Agreement, January 2002

10.40  (5)

Alpha Capital Warrant Agreement, January 2002

10.41  (5)

Alpha Capital and Balmore S.A Registration rights Agreement January 2002

10.42  (5)

Balmore S.A. Convertible Series B Preferred Stock Purchase Agreement, January 2002

10.43  (5)

Balmore S.A Warrant Agreement, January 2002

10.44  (3)

2000 Stock Option Plan dated June 9, 2000 (originally filed as Exhibit 10.16)

10.45  (6)

Lease dated January 6, 2000.

10.46  (8)

Bi-Coastal Common Stock Purchase Warrant dated March 26, 2004

10.47  (8)

Securities Purchase Agreement dated March 31, 2004, between four sellers and two buyers of our Series B

 Preferred Stock.

10.48   (8)

Longview Fund, LP Subscription Agreement dated April 1, 2004.

10.49   (8)

James Lu Subscription Agreement dated April 1, 2004.

10.50   (8)

Jeff Schillen Subscription Agreement dated April 1, 2004.

14.1      (8)

Diamond Entertainment Corporation Code of Ethics dated August 29, 2003

21.1     (8)

Subsidiaries of the Registrant.

31.1    (9)

Certification of President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted

   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     (9)

Certification of Co-Chief Executive Officer Pursuant to Rule 13-14 or Rule 15-14 of The

   Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of The Sarbanes-Oxley act of 2002

31.3     (9)

Certification of Chief Financial Officer Pursuant to Rule 13-14 or Rule 15-14 of The

   Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of The Sarbanes-Oxley act of 2002.

32.1    (9)

Certification of President and Co-Chief Executive Officer Pursuant to Rule 13-14 or Rule 15-14 of The

   Securities and Exchange Act of 1934 as adopted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

32.2     (9)

Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

   Section 906 of The Sarbanes-Oxley act of 2002..

32.3    (9)

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

(6)  Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31,

       2002, filed July 16, 2002, File Number 0-17953.

(7)  Incorporated by reference to Registrant's exhibits to the Annual Report on Form 10-KSB for the year ended March 31,

       2003, filed March 15, 2004, File Number 0-17953.

(8)  Filed with Registrant’s original Annual Report on Form 10-KSB for the year ended March 31, 2004, filed June 29, 2004, File Number 0-17953.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND ENTERTAINMENT CORPORATION

Dated:  October 7, 2005

By:

/s/ James K.T. Lu

James K.T. Lu

President and Co-Chief Executive Officer

Dated:  October 7, 2005

By:

/s/ Fred U. Odaka

Fred U. Odaka

Chief Financial Officer, Principal Financial Officer and Principal

Accounting Officer