Form 10KSB/A
period 2005-03-31
DIAMOND ENTERTAINMENT CORP
filed 2005-10-07
CIK 847420

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

The aggregate market value of registrant's Common Stock held by non-affiliates on June 15, 2005 was approximately $2,794,162 based upon the average closing bid and asked sales prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.  As of March 31, 2005, 595,144,872 shares of the issuer’s Common Stock were outstanding.  As of June 15, 2005, 618,262,605 shares of the issuer’s Common Stock were outstanding.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10KSB/A for the fiscal year ended March 31, 2005 is being filed in order to correct miscellaneous errors and to expand and describe in greater detail the disclosures, explanations and discussions in the following areas:  1) Management’s Discussion and Analysis or Plan of Operation for the Year Ended March 31, 2005 as Compared to Year Ended March 31, 2004, 2) Liquidity and Capital resources, 3) Critical Accounting Policies and Estimates, 4)  Notes to the Consolidated Financial Statements - Summary of Significant Accounting Policies, and Recent Accounting Pronouncements, and 5) Item II – Security Ownership of Certain Beneficial Owners and Management.

This 10KSB/A does not amend the Consolidated Balance Sheets and Consolidated Statement of Operations and accompanying statements for the years ending March 31, 2005 and 2004, except for the changes made to Notes to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

General.  The Company has four primary sources of capital which include cash provided by operations, a factoring arrangement with a financial institution to borrow against the Company’s trade accounts receivable, short term borrowings, and funds derived from private investors.  During the year ended March 31, 2005 and 2004, the Company recorded a positive cash flow of approximately $355,000 and $102,000, respectively. The increase in the net cash flow of approximately $253,000 over fiscal 2004 resulted primarily from increases cash provided by operating activities totaling approximately $1,561,000 offset by increases in net cash used in investing and financing activities totaling $1,308,000. Increases in net income resulting from higher DVD sales was the primarily reason for our increase in cash flow.  Although there can be no assurance, Management believes that its revenues will continue to increase during fiscal year 2006 and will generate positive cash flows in the coming year.  Management anticipates cash flow provided by operations and short term borrowing from ATRE will be adequate to operate the business for the next twelve months.  If cash flow was not adequate, and no other source of capital was available to the Company, the Company would have to sell its business or assets.

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

                                                         Percent of Total

                                                           Options/SARs

                                Number of Securities        Granted to

                               Underlying Options/SARs     Employees in      Exercise or Base

     Name               Year     Granted (Canceled)         Fiscal Year        Price ($/Sh)    Expiration Date

     ----               ----   -----------------------   ---------------     ----------------  ---------------

James K.T. Lu           2005          (600,000)                 n/a            $0.005         4/22/04

James K.T. Lu           2005          (3,500,000)                 n/a            $0.005         5/24/04

James K.T. Lu           2005          (20,000,000)                 n/a            $0.006         7/23/04

James K.T. Lu           2005          (3,000,000)                 n/a            $0.005         3/31/05

Jeffrey I. Schillen     2005          (400,000)                 n/a            $0.005         4/22/04

Jeffrey I. Schillen     2005          (1,000,000)                 n/a            $0.005         5/24/04

Jeffrey I. Schillen     2005          (10,000,000)                 n/a            $0.006         7/23/04

Jeffrey I. Schillen     2005          (750,000)                 n/a            $0.005         3/31/05

James K.T. Lu           2004                   --                   --                --              --

Jeffrey I. Schillen     2004                   --                   --                --              --

James K.T. Lu           2003           (2,000,000)                 n/a            $0.005         3/31/03

Jeffrey I. Schillen     2003                   --                   --                 --             --

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END

OPTION/SAR VALUES

The following table sets forth certain information with respect to options exercised during the fiscal year ended March 31, 2005 by the Named Executive Officers and with respect to unexercised options held by such persons at March 31, 2005

                                                 Number of Securities Underlying     Value of Unexercised

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth current information as of June 15, 2005, relating to the beneficial ownership of the outstanding shares of our common stock and preferred stock by (i) each person owning beneficially more than 5% of our common stock, (ii) each Director of the Company, (iii) each Named Executive Officer; and (iv) all Executive Officers and directors of the Company as a group. Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.

                                                                                          Percentage of

                                                                                          Common Stock

                                                                                            Assuming

                                       Common Stock   Percentage of      Preferred        Conversion of

               Name (1)                    Owned       Common Stock   Stock Owned (2)  Preferred Stock (3)

               --------                 -----------   -------------   ---------------  -------------------

James K. T. Lu (4)                      35,688,110         5.47%          209,287             5.29%

Diamond Entertainment Corporation

800 Tucker Lane

Walnut, CA  91789

Jeffrey I. Schillen (5)                 24,952,184         3.82%           36,282             3.67%

Diamond Entertainment Corporation

48 St. Lawrence Way

Marlboro, NJ  07746

Murray T. Scott (6)                      1,300,000          .20%           75,796              .21%

Diamond Entertainment Corporation

800 Tucker Lane

Walnut, CA  91789

Jerry Lan                                1,600,000          .25%             0                 .23%

6 Via Avoria

Newport Coast, CA 92657

American Top Real Estate Inc.           140,343,755       21.51%             0               20.57%

313 S.E. 199th Ave.

Camas, WA 98607

Stacey Stogner                           60,000,000        9.19%             0                8.79%

437 Mountain Ave.

Westfield, NJ 07090

Lu Li Chiu                               60,000,000        9.19%             0                8.79%

6th Floor, No. 6, Alley 1

Chung-An St., San Chung City

Taipei, Taiwan

All directors and executive officers     53,540,294         9.74%          321,365             9.40%

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

(5)  Mr. Schillen is Co-Chief Executive Officer, Executive Vice President and a director. Includes 19,596,434 shares of common stock issuable upon exercise  of convertible notes and unpaid interest.

(6)  Mr. Scott is a director.  Includes 250,000 shares of common stock issuable upon exercise of warrants.

(7)  Represents 29,193,860 shares of common stock outstanding and 34,346,434 shares of common stock issuable upon exercise of warrants, options or convertible notes and interest.

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