Form 10QSB
period 2005-09-30
DIAMOND ENTERTAINMENT CORP
filed 2005-11-21
CIK 847420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
YES [ X ]    NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2005, there were 618,262,605 shares of common stock, no par value, outstanding, and 483,251 shares of convertible preferred stock, no par value.

Transitional Small Business Disclosure Format (check one):
YES [  ]    NO [X]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1: Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2005
[Unaudited] and March 31, 2005	3-4

Condensed Consolidated Statements of Operations for the three months
and six months ended September 30, 2005 and 2004 [Unaudited]	5

Condensed Consolidated Statements of Cash Flows for six months ended
September 30, 2005 and 2004 [Unaudited].	6-7

Notes to Condensed Consolidated Financial Statements [Unaudited].	8-20

Item 2: Management's Discussion and Analysis or Plan of Operations	21-27

Item 3: Controls and Procedures.	27

Part II. Other Information	27

Item 2: Unregistered sales of Equity Securities and Use of Proceeds	27

Item 6: Exhibits	28

Signatures	29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,832	$464,425
Accounts receivable, net of allowance for doubtful accounts of $29,928 and $32,114	549,291	481,450
Inventory	1,779,858	824,691
Due from related parties	10,392	10,392
Prepaid expenses and other current assets	95,166	73,643
Total current assets	2,456,539	1,854,601

PROPERTY AND EQUIPMENT, less accumulated depreciation of $874,548 and $835,095	139,801	177,854

FILM MASTERS AND ARTWORK, less accumulated amortization of $4,695,267 and $4,541,679	568,812	556,013

OTHER ASSETS	92,483	74,124
TOTAL ASSETS	$3,257,635	$2,662,592

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2005	March 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$54,299	$61,498
Accounts payable	1,115,889	260,457
Related Party - deferred compensation	861,662	874,546
Other accrued expenses	358,407	576,101
Provision for estimated sales returns	175,000	461,785
Due to factor	192,587	304,110
Notes payable - current portion	7,578	6,946
Due to related parties - notes payable	481,873	328,374
Customer Deposits	467,964	16,300
Total current liabilities	3,715,259	2,890,117

Note payable, less current portion	6,315	10,734
TOTAL LIABILITIES	3,721,574	2,900,851

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, no par value; 5,000,000 and 5,000,000 shares authorized; 483,251 issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Deferred Compensation - Stock Option	(6,224)	-
Series A convertible preferred stock, $10,000 per share stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Common stock, no par value; 600,000,000 shares authorized; 597,409,872 and 489,057,359 issued and outstanding	18,807,939	18,569,762
Accumulated deficit	(20,064,844)	(19,607,211)

TOTAL STOCKHOLDERS' DEFICIENCY	(463,939)	(238,259)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,257,635	$2,662,592

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

SALES - net	$695,997	$1,752,790	$1,658,648	$3,165,434

COST OF GOODS SOLD	411,668	1,166,598	1,173,741	1,913,262

GROSS PROFIT	284,329	586,192	484,907	1,252,172

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	447,604	345,093	952,547	836,838

PROFIT (LOSS) FROM OPERATIONS	(163,275)	241,099	(467,640)	415,334

OTHER INCOME (EXPENSE)
Interest expense	(11,443)	(46,481)	(23,336)	(118,891)
Interest income	53	-	541	-
Other income (expense)	18,159	22,423	32,802	35,750

Total other income (expense)	6,769	(24,058)	10,007	(83,141)

NET PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES	(156,506)	217,041	(457,633)	332,193

PROVISION FOR INCOME TAXES	-	-	-	(1,000)

NET PROFIT (LOSS)	$(156,506)	$217,041	$(457,633)	$331,193

NET PROFIT (LOSS) PER SHARE -
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING -
Basic	618,262,605	597,409,072	613,462,201	597,409,072
Diluted	618,262,605	649,297,183	613,462,201	639,782,226

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(457,633)	$331,193
adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	193,041	128,562
Provision for doubtful accounts	(2,186)	(56,539)
Inventory reserve	(176,659)	175,000

Changes in certain assets and liabilities (increase) decrease in:
Due from related party	-	(3,503)
Accounts receivable	(65,655)	485,536
Inventory	(778,508)	(786,161)
Prepaid expenses and other current assets	(21,523)	(71,336)
Accounts payables	855,432	(64,884)
Related party deferred compensation	(12,884)	15,000
Other accrued expenses	(217,694)	292,500
Provision for estimated sales returns	(286,785)	-
Deferred revenues	-	(42,005)
Customer Deposits	451,664	(63,356)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(519,390)	340,007

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,400)	(75,847)
Purchase of film masters and artwork	(166,387)	(184,056)
Other assets	(18,359)	(24,301)
NET CASH USED IN INVESTING ACTIVITIES	(186,146)	(284,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	(7,199)	(65,302)
Advance from factor	365,000	1,529,491
Payments to factor	(476,523)	(2,046,928)
Proceeds (payments) of notes payable	(3,787)	2,569
Proceeds (payments) of notes payable (related party)	153,499	581,000
Deferred compensation - stock option	(6,224)	-
Proceeds from the sales of common stock	238,177	163,526
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	262,943	164,356

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For the Six Months Ended September 30,
	2005	2004
NET INCREASE IN CASH AND CASH EQUIVALENTS	$(442,593)	$220,159

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	464,425	109,295

CASH AND CASH EQUIVALENTS - END OF PERIOD	$21,832	$329,454

SUPPLEMENTAL INFORMATION
CASH PAID FOR:
Interest expense	$15,252	$109,556
Income taxes	$-	$16,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of series B preferred stock into common stock	$-	$1,100,364
Conversion of series B preferred stock into common stock	$-	$35,000
Issuance of Common Stock for interest and liquidated damages owed to Series B preferred shareholders	$231,177	-
Stock Option for non-employee	$7,000	-

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending March 31, 2006. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2005 and 2004.

Nature of Business

The Company is in the business of distributing and selling videocassette/DVD programs, and general merchandise, through normal distribution channels throughout the United States. As of September 30, 2005 and 2004, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources. These product lines have been reflected as two reportable segments as follows:

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
SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business, (Continued)

2. GENERAL MERCHANDISE

The Company, through its wholly owned subsidiary, JPI, purchases and distributes its general merchandise products to mass merchandisers in the U.S. The Company offers its products for limited sale periods and as demand for products change, the Company switches to newer and more popular products. The company did not record any sales of its general merchandise during the six months period ended September 30, 2005.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of September 30, 2005, with financial institutions subject to a credit risk beyond the insured amount.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. Inventory consists primarily of videocassettes, DVDs and general merchandise.

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
SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $62,000 and $57,000 for the six month periods ended September 30, 2005 and 2004, respectively.

Shipping Costs

Shipping costs are included in Selling and Marketing expenses in the amount of approximately $111,000 and $101,000 for the six month periods ended September 30, 2005 and 2004, respectively.

Reclassification

As of September 30, 2005, certain prior year amounts have been reclassified to conform with current presentation.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (continued)

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model to calculate disclosures under APB 25.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

The following table provides the basic and diluted income (loss) per share computations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income (Loss)	$(156,506)	$217,041	$(457,633)	$331,193
Weighted average basic shares outstanding	618,262,605	597,409,072	613,462,201	597,409,072

Dilutive Effect of:
Warrants to purchase common stock	-	14,707,207	-	6,843,750
Convertible preferred stock	-	294,812	-	294,812
Convertible preferred stock	-	14,661,063	-	13,009,563
Stock Options	-	22,225,029	-	22,225,029

Weighted average diluted shares outstanding	618,262,605	649,297,183	613,462,201	639,782,226
Basic earnings (loss) per share	.00	.00	.00	.00
Diluted earnings (loss) per share	.00	.00	.00	.00

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following potentially dilutive shares were excluded from the diluted loss per share calculation for the quarter ended September 30, 2005, as their effects would have been anti-dilutive to the loss incurred by the Company:

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
SEPTEMBER 30, 2005

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
SEPTEMBER 30, 2005

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
SEPTEMBER 30, 2005

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2005 and March 31, 2005, net of allowance for doubtful accounts were $549,291 and $481,450, respectively. Substantially all of the accounts receivable as of September 30, 2005 and March 2005 have been factored and pledged as collateral under a factoring agreement.

The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

As of September 30, 2005 and March 31, 2005, the Company had an allowance for doubtful accounts of $264,855 and $481,450, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 4 - INVENTORY

Inventory consisted of the following as of:

	September 30,	March 31
	2005	2005
Raw materials	$838,666	$612,783
Finished goods	1,206,047	653,422
	2,044,713	1,266,205
Less: valuation allowance	(264,855)	(441,514)
Inventory, net	$1,779,858	$824,691

The following are the components of the Company’s inventory balance together with the applicable reserve for each of the respective categories and periods:

Inventory By Classification:	September 30, 2005	March 31, 2005

DVD Inventory	$1,367,122	$835,282
Reserve	(145,323)	(66,383)
Net DVD Inventory	1,221,799	768,899
Video Inventory	671,049	424,381
Reserve	(113,032)	(368,631)
Net Video Inventory	558,017	55,749
General Merchandise	6,542	6,542
Reserve	(6,500)	(6,500)
Net General Merchandise	42	42
TOTAL INVENTORY	2,044,713	1,266,205
TOTAL RESERVE	(264,855)	(441,514)
NET INVENTORY	$1,779,858	$824,691

Allowance

An allowance has been established for inventory totaling $264,855. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory that has been primarily inventory, which has passed its peak selling season.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 4 - INVENTORY (CONTINUED)

Allowance (continued)

The following table sets forth the activity recorded in our inventory allowance balance for the applicable periods:

Inventory Reserve Detail:	September 30, 2005	March 31, 2005

Beginning Balance	441,514	$228,479
Provision to Cost of Goods Sold	176,431	384,116
Inventory write-off	(353,090)	(171,081)
Ending Reserve Balance	264,855	441,514

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

Due from related parties:

	September 30,	March 31,
	2005	2005

Loan due from - Officer	$10,392	-

Due to related parties - notes payable:

	September 30,	March 31,
	2005	2005

a) Note payable - ATRE	$411,873	$278,374
b) Convertible note payable - Jeffrey Schillen	50,000	50,000
c) GJ Products	20,000	-
	$481,873	$328,374

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended September 30, 2005 and 2004, royalty expense was $ 25,193 and $3,894, respectively, pursuant to these agreements. For the six months ended September 30, 2005 and 2004, royalty expense was $45,374 and $4,525 respectively, pursuant to these agreements.

Video Agreements

The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

NOTE 7 - STOCKHOLDERS' DEFICIENCY

Common Stock

As of September 30, 2005, the aggregate number of shares of common stock that the Company has authority to issue is 800,000,000 shares with no par value. As of September 30, 2005 and March 31, 2005, 618,262,605 shares were issued and outstanding..

For the six months ended September 30, 2005, the Company had the following significant issuance of its common stock:

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

The FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company would expense the fair market value of stock options newly granted to third parties and disclose the pro forma results based on the fair value of options/warrants granted to employees.

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

September 30, 2005
Net income (loss) as reported	$(457,633)
Deduct: total stock-based compensation as determined under fair value based method.	(11,103)
Pro forma net income (loss)	$(468,736)
Basic earnings (loss) per share:
As reported	$(.00)
Pro forma	$(.00)
Diluted earnings (loss) per share:
As reported	$(.00)
Pro forma	$(.00)

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2005 included in its Annual Report on Form 10KSB and its Form 10QSB for the three months period ended June 30, 2005. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 2004:

Results of Operations

EXECUTIVE SUMMARY

During six months period ended September 30, 2005 and 2004, Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") operated in two principal industries, a) distribution and sales of DVD/video programs and other licensed programs and b) distribution of certain general merchandise.

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

We are continuing to acquire new licensed video and DVD titles and upgrading the quality of packaging and pre-printed materials in order to enhance our products. During the six months ended September 30, 2004, DVD program sales and videocassette program sales represented 83% and 17% of total sales respectively compared to 77% and 23%, respectively, for the same periods a year earlier. For the six months ended September 30, 2004, videocassette and DVD program sales decreased by 47% and 48%, respectively, when compared to the six months period ended September 30, 2004. The decrease in sales volume was the result of lower volume of sales orders received from our major customers.

During the six months ended September 30, 2005, the lower demand for our DVD and videocassette programs from our major customers was the primary reason for our decrease in total sales of approximately 48% when compared to the same period a year earlier.

Management believes the higher demand for its Videocassette and DVD product line will increase the overall sales for the Company during the remaining months of fiscal year 2006, however, there is no assurance that this trend will continue nor will the Company be able to maintain its current gross profit margins due to increased competition.

The Company's wholly owned subsidiary Jewel Products International, Inc. ("JPI") is in the business of distributing certain general merchandise. During the six months period ended September 30, 2006, JPI did not record any sales of general merchandise products and during the same period a year earlier JPI had minimal sales.

NET SALES

Net sales for the Company were approximately $1,659,000 for the six month period ended September 30, 2004 as compared to approximately $3,165,000 for the same period a year earlier. For the six months period ended September 30, 2005 and 2004, DVD program net sales were approximately $1,264,000 and $2,422,000, respectively. Videocassette net sales, were approximately $116,000 and $743,000, respectively, for the six month period ended September 30, 2005 and 2004. The lower DVD program sales of approximately $1,158,000 was the result of lower volume of orders received from our major customers. The reduced videocassette sales of approximately $627,000 was primarily caused by the industry shift from videocassette programs to DVD programs.

GROSS PROFIT

Gross profit for the six months ended September 30, 2005 and 2004 was approximately $586,000 and $1,252,000 or 29% and 40% of sales, respectively. The lower gross margin of approximately $666,000 was primarily the result of decreased sales volume. The decrease of the gross profit percentage when compared to sales of 11%, was primarily the result of liquidating our videocassette inventory at discounted prices and sales price erosion experienced in our DVD line of products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the six months ended September 30, 2005 and 2004 were approximately $417,000 and $408,000, respectively. The increase in selling expenses of approximately $9,000 was attributable mainly to higher expense levels in royalties and sales promotion, offset by lower commission expenses.

General Administrative expenses for the six months ended September 30, 2005 and 2004 were approximately $535,000 and $428,000, respectively. The increase in general administrative expenses of approximately $107,000 was primarily the result of increases in salaries, accounting fees and bad debt which were offset by decreases in travel expense and factor expense.

OTHER INCOME AND EXPENSE

Interest expense for the six months ended September 30, 2005 and 2004 was approximately $23,000 and $119,000 respectively. The decrease in interest expense of approximately $96,000 was primarily the result of increased interest resulting from our factoring arrangement and other short term loans.

Other income for the six months ended September 30, 2005 and 2004 was approximately $33,000 and 36,000 respectively. The increase in other income of approximately $3,000 was primarily the result of lower vendor cash discounts earned.

OPERATING INCOME AND LOSS

Our operating loss for the six months period ended September 30, 2005 was approximately $468,000 as compared to an operating profit of approximately $415,000 for the same period last year. The decrease in the Company's operating profit of approximately $883,000 arose primarily from a decrease in gross profit of approximately $767,000 and an increase in operating expenses of approximately $116,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net loss before income taxes for the six months ended September 30, 2005 was approximately $458,000 as compared to a net profit of approximately $416,000 for the same period last year. The primary reason for the net loss before provision for income taxes at September 30, 2005, was the Company's operating loss of approximately $468,000 and other income and (expense) of approximately $10,000.

The Company's auditors issued a going concern report for the year ended March 31, 2005. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004:

NET SALES

Net sales for the Company was approximately $696,000 for the quarter ended September 30, 2004 as compared to approximately $1,753,000 for the quarter ended September 30, 2004, representing an decrease of approximately 60%. DVD program net sales were approximately $584,000 for the quarter ended September 30, 2005, as compared to approximately $1,104,000 for the quarter ended September 30, 2004, representing a decrease of approximately 47%. Videocassette net sales were approximately $116,000 for the quarter ended September 30, 2005, as compared to approximately $649,000 for the quarter ended September 30, 2004, a decrease of approximately 82%. The industry shift from videocassette programs to DVD programs together with decreased orders placed by our major customers for DVD and videocassette products.

GROSS PROFIT

Gross profit was approximately $284,000 for the three months ended September 30, 2005 as compared to approximately $586,000 for the three months ended September 30, 2004. The lower gross margin of approximately $302,000 was primarily the result of decreased sales. For the three months ended September 30, 2005 and 2004 the gross profit as a percentage of sales was 41% and 33%, respectively. The increase of the gross profit as a percentage to sales of 8% was primarily the result of higher margins realized from our video programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended September 30, 2005 and 2004 were approximately $204,000 and $169,000, respectively. The increase in selling expenses of approximately $34,000 was primarily caused by the higher royalty, advertising and freight expenses offset by lower sales commissions.

General and administrative expenses for the three months ended September 30, 2005 and 2004 were approximately $243,000 and $176,000, respectively. The increase in general administrative expenses of approximately $67,000 was primarily the result of higher provision for bad debts.

OTHER INCOME AND EXPENSE

Interest expense for the three months ended September 30, 2005 and 2004 was approximately $11,000 and $47,000 respectively. The decrease in interest expense of approximately $36,000 was primarily the result of decreased levels of borrowing.

Other income for the three months ended September 30, 2005 and 2004 was approximately $18,000 and $22,000 respectively. The decrease in other income of approximately $4,000 was primarily the result of lower vendor cash discounts earned.

OPERATING INCOME

Our operating loss for the three months ended September 30, 2005 was approximately $163,000 as compared to an operating profit of approximately $241,000 for the same period last year. The decrease in the Company's operating profit of approximately $404,000 arose primarily from a decrease in gross profit of approximately $302,000 and an increase in operating expenses of approximately $102,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net loss before income taxes for the three months ended September 30, 2005 was approximately $156,000 as compared to a net profit of approximately $217,000 for the same period last year. The primary reason for the net loss before provision for income taxes at September 30, 2005, was the Company's operating loss of approximately $163,000 and other income and (expense) of approximately $7,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has four primary sources of capital which include 1) cash provided by operations, 2) a factoring arrangement with a financial institution to borrow against the Company's trade accounts receivable, 3) funds derived from the sale of its common stock and 4) a loan arrangement with a related party bearing interest at 10%. Although there can be no assurance, management believes that cash flow provided by operations and short term borrowings from a related party will be adequate to operate the business for the next twelve months.

Factoring Agreements. On August 30, 1996, the Company entered into a financing agreement with a financial institution for a maximum borrowing of up to $2,500,000. The agreement called for a factoring of the Company's accounts receivable, and an asset-based note related to the Company's inventories. Subsequently, on October 29, 1999, the financial institution sold its financing agreement covering the factoring of the Company's accounts receivable to a factoring institution located in Dallas, Texas. The original financial institution retained the asset-based note related to the Company's inventories which was subsequently retired by the Company. Substantially all assets of the Company have been pledged as collateral for the borrowings. The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. Substantially all of the accounts receivable as of September 30, 2005 and March 31, 2005 have been factored or pledged as collateral under the factoring agreement.

As of September 30, 2005 and March 31, 2005 the amount due factor was approximately $193,000 and $190,000, respectively. The decrease of approximately $304,000 was the primarily result of the decrease sales to customers that are eligible for factoring.

Related party loan. During the six month period ended September 30, 2005, the Company borrowed from its principal shareholder, American Top Real Estate Co., Inc. ("ATRE"), approximately $232,000, which was utilized as working capital. The balance owed to ATRE at September 30, 2005 and March 31, 2005 was approximately $412,000 and $278,000, respectively.

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

On September 30, 2005 the Company had assets of approximately $3,257,000 compared to $2,662,000 on March 31, 2005. The Company had a total stockholder's deficiency of $464,000 on September 30, 2005, compared to a deficiency of $238,000 on March 31, 2005, an increase of approximately $226,000. The increase in stockholder's deficiency was the result of recording the net loss of approximately $458,000 for the six months ended September 30, 2005, offset by the conversion to common stock of series B-Preferred interest and liquidated damages owed to shareholders of approximately $231,000, together with the recording of non-employee stock options totaling approximately $7,000.

As of September 30, 2005 and March 31, 2005 the Company's inventory was approximately $1,780,000 and $825,000, respectively. The increase in inventory of approximately $955,000 was primarily the result of an inventory build-up of approximately $779,000 to meet the projected sales increase for the third fiscal quarter ending December 31, 2005, and a decrease in the inventory reserve for obsolescence of approximately $176,000.

As of September 30, 2005 the Company's working capital deficit increased by approximately $223,000 from a working capital deficit of approximately $1,036,000 at March 31, 2005, to a working capital deficit of approximately $1,259,000 at September 30, 2005. The increase in working capital deficit was attributable primarily to increases in inventory and accounts receivable and decreases in accrued expenses, provision for estimated sales return and amounts due factor in the aggregate amount totaling approximately $1,639,000 offset by a decrease in cash and an increase in amounts due to related parties and accounts receivable totaling approximately $1,903,000. The remaining decrease to the working capital deficit of approximately $41,000 occurred in miscellaneous areas, including changes in assets.

For the six months ended September 30, 2005, the Company had the following significant issuance of its common stock:

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

Operations

Cash flows used in operating activities was approximately $519,000 during the six months period ended September 30, 2005 compared to cash flows provided by operating activities of approximately $340,000 during the six months period ended September 30, 2004. Cash used in operating activities for the six months period ended September 30, 2005 was primarily attributable to increases in the Company's net loss and inventory, and decrease in amount accrued expenses and provision for estimated sales returns, offset by increases in accounts payable, depreciation and amortization, and customer deposits.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing

For the six months ended September 30, 2005 and 2004, investments in masters and artwork were approximately $166,000 and $184,000, respectively. Management continues to seek to acquire new titles to enhance its product lines.

Financing

Cash flows provided by financing activities was approximately $263,000 during the six months period ended September 30, 2005 compared to approximately $164,000 during the six months period ended September 30, 2004.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

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

Item 6. Exhibits

31.1	Certification of the Co-Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), furnished herewith.

31.2	Certification of the Co-Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), furnished herewith.

31.3	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), furnished herewith.

32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIAMOND ENTERTAINMENT CORPORATION

Dated: November 14, 2005	By: /s/ James K.T. Lu
James K.T. Lu
President and Co-Chief
Executive Officer

Dated: November 14, 2005	By: /s/ Fred U. Odaka
Fred U. Odaka
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)