Form 10QSB
period 2005-12-31
DIAMOND ENTERTAINMENT CORP
filed 2006-02-21
CIK 847420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT

For transition period from _______________ to _______________

Commission File Number: 0-17953

DIAMOND ENTERTAINMENT CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

NEW JERSEY	22-2748019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES [X]     NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2005, there were 618,262,605 shares of common stock, no par value, outstanding, and 483,251 shares of convertible preferred stock, no par value.

Transitional Small Business Disclosure Format (check one):
YES [  ]     NO [X]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1: Financial Statements

Condensed Consolidated Balance Sheet as of December 31, 2005 [Unaudited] and March 31, 2005	3-4

Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2005 and 2004 [Unaudited]	5

Condensed Consolidated Statements of Cash Flows for nine months ended December 31, 2005 and 2004 [Unaudited].	6-7

Notes to Condensed Consolidated Financial Statements [Unaudited]	8-20

Item 2: Management's Discussion and Analysis or Plan of Operations	21-27

Item 3: Controls and Procedures.	27

Part II. Other Information	27

Item 2: Unregistered sales of Equity Securities and Use of Proceeds	27

Item 6: Exhibits	28

Signatures	29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,173	$464,425
Accounts receivable, net of allowance for doubtful accounts of $153,930 and $32,114	786,786	481,450
Inventory	1,199,897	824,691
Due from related parties	11,999	10,392
Prepaid expenses and other current assets	87,430	73,643
Total current assets	2,176,285	1,854,601

PROPERTY AND EQUIPMENT, less accumulated depreciation of $890,742 and $835,095	123,607	177,854

FILM MASTERS AND ARTWORK, less accumulated amortization of $4,777,468 and $4,541,679	505,310	556,013

OTHER ASSETS	92,083	74,124

TOTAL ASSETS	$2,897,285	$2,662,592

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	March 31,
	2005	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$33,646	$61,498
Accounts payable	899,988	260,457
Related Party - deferred compensation	871,758	874,546
Other accrued expenses	362,809	576,101
Provision for estimated sales returns	636,000	461,785
Due to factor	96,368	304,110
Notes payable - current portion	5,683	6,946
Due to related parties - notes payable	652,874	328,374
Customer Deposits	16,300	16,300
Total current liabilities	3,575,426	2,890,117

Note payable, less current portion	6,315	10,734
TOTAL LIABILITIES	3,581,741	2,900,851

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, no par value; 5,000,000 and 5,000,000 shares authorized; 483,251 issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Deferred Compensation - Stock Option	(5,642)	-
Series A convertible preferred stock, $10,000 per share stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Common stock, no par value; 800,000,000 shares authorized; 618,262,605 and 595,144,872 issued and outstanding	18,807,939	18,569,762
Accumulated deficit	(20,285,943)	(19,607,211)

TOTAL STOCKHOLDERS' DEFICIENCY	(684,456)	(238,259)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,897,285	$2,662,592

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

SALES - net	$1,569,916	$2,647,675	$3,228,565	$5,813,109

COST OF GOODS SOLD	1,140,221	1,605,120	2,313,962	3,518,382

GROSS PROFIT	429,695	1,042,555	914,603	2,294,727

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	650,497	642,751	1,603,045	1,479,590

PROFIT (LOSS) FROM OPERATIONS	(220,802)	399,804	(688,442)	815,137

OTHER INCOME (EXPENSE)
Interest expense	(15,983)	(58,596)	(39,318)	(177,487)
Interest income	287	-	828	-
Other income (expense)	19,399	27,026	52,200	62,777

Total other income (expense)	3,703	(31,570)	13,710	(114,710)

NET PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES	(217,099)	368,234	(674,732)	700,427

PROVISION FOR INCOME TAXES	(4,000)	-	(4,000)	(1,000)

NET PROFIT (LOSS)	$(221,099)	$368,234	$(678,732)	$699,427
NET PROFIT (LOSS) PER SHARE -

Basic	$(0.00)	$0.00	$(0.00)	$0.00

Diluted	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING -
Basic	618,145,622	595,661,883	615,068,155	597,409,072

Diluted	618,145,622	635,451,348	615,068,155	655,272,683

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(678,732)	$699,427
adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	291,436	204,399
Provision for doubtful accounts	121,816	(51,221)
Inventory reserve	(67,980)	183,909

Changes in certain assets and liabilities (increase) decrease in:
Due from related party	(1,607)	39,871
Accounts receivable	(427,152)	549,661
Inventory	(307,226)	135,013
Prepaid expenses and other current assets	(13,787)	(69,162)
Accounts payables	639,531	(355,055)
Related party deferred compensation	(2,788)	52,499
Other accrued expenses	(213,292)	372,459
Provision for estimated sales returns	174,215	-
Customer deposits	-	(117,608)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(485,566)	1,644,192

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,400)	(107,326)
Purchase of film masters and artwork	(185,086)	(318,016)
Other assets	(17,959)	(26,488)

NET CASH USED IN INVESTING ACTIVITIES	(204,445)	(451,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	(27,852)	(186,778)
Advance from factor	2,232,316	5,069,735
Payments to factor	(2,440,058)	(5,652,737)
Proceeds (payments) of notes payable	(5,682)	(8,144)
Proceeds (payments) of notes payable (related party)	324,500	142,800
Deferred compensation - stock option	(5,642)	-
Proceeds from the sales of common stock	238,177	148,803
Premium paid for purchase of common stock		(30,578)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	315,759	(516,899)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2005	2004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(374,252)	$675,463

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	464,425	109,295

CASH AND CASH EQUIVALENTS - END OF PERIOD	$90,173	$784,758

SUPPLEMENTAL INFORMATION
CASH PAID FOR:
Interest expense	$34,352	$172,452
Income taxes	$-	$16,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of series B preferred stock into common stock	$-	$1,100,364
Conversion of series B preferred stock into common stock	$-	$35,000
Issuance of Common Stock for interest and liquidated damages owed to Series B preferred shareholders	$231,177	-
Stock Option for non-employee	$7,000	-

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

4) E-DMEC Corporation ("e-DMEC") incorporated under the laws of the state of California on April 30, 1985.

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

Nature of Business

The Company is in the business of distributing and selling videocassette/DVD programs, and general merchandise, through normal distribution channels throughout the United States. As of December 31, 2005 and 2004, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources. These product lines have been reflected as two reportable segments as follows:

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
DECEMBER 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business, (Continued)

2. GENERAL MERCHANDISE

The Company, through its wholly owned subsidiary, JPI, purchases and distributes its general merchandise products to mass merchandisers in the U.S. The Company offers its products for limited sale periods and as demand for products change, the Company switches to newer and more popular products. The company did not record any sales of its general merchandise during the nine months period ended December 31, 2005.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of December 31, 2005, with financial institutions subject to a credit risk beyond the insured amount.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

The Company’s obligations to the factor are collateralized by all of the Company’s accounts receivable, inventories, equipment, investment property, deposit accounts and financial instruments

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Royalty Advances

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $82,000 and $71,000 for the nine month periods ended December 31, 2005 and 2004, respectively.

Shipping Costs
Shipping costs are included in Selling and Marketing expenses in the amount of approximately $210,000 and $224,000 for the nine month periods ended December 31, 2005 and 2004, respectively.

Reclassification

As of December 31, 2005, certain prior year amounts have been reclassified to conform with current presentation.

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

Stock-Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" Under APB 25, the Company does not recognize compensation expense related to options issued under the Company's employee stock option plans, unless the option is granted at a price below market price on the date of grant.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

The following table provides the basic and diluted income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net Income (Loss)	$(221,099)	$368,234	$(678,732)	$699,427
Weighted average basic shares outstanding	618,145,622	595,661,883	615,068,155	597,409,072

Dilutive Effect of:
Warrants to purchase common stock	-	12,540,107	-	10,147,929
Convertible preferred stock	-	13,187,166	-	12,764,556
Convertible preferred stock	-	294,812	-	294,812
Stock Options	-	13,767,380	-	34,746,314

Weighted average diluted shares outstanding	618,145,622	635,451,348	615,068,155	655,272,683
Basic earnings (loss) per share	.00	.00	.00	.00
Diluted earnings (loss) per share	.00	.00	.00	.00

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following potentially dilutive shares were excluded from the diluted loss per share calculation for the quarter ended December 31, 2005, as their effects would have been anti-dilutive to the loss incurred by the Company:

Options to purchase common stock	72,850,000
Warrants to purchase common stock	36,525,000
Convertible preferred stock	53,236,719
Convertible subordinated notes	20,004,400
182,616,119

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
DECEMBER 31, 2005

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
DECEMBER 31, 2005

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company reflected a net loss during the current year. The Company historically has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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
DECEMBER 31, 2005

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2005 and March 31, 2005, net of allowance for doubtful accounts were $786,786 and $481,450, respectively. Substantially all of the accounts receivable as of December 31, 2005 and March 2005 have been factored and pledged as collateral under a factoring agreement.

The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

As of December 31, 2005 and March 31, 2005, the Company had an allowance for doubtful accounts of $153,930 and $32,114, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 4 - INVENTORY

Inventory consisted of the following as of:

	December 31,	March 31
	2005	2005
Raw materials	$448,264	$612,783
Finished goods	1,125,167	653,422

	1,573,431	1,266,205
Less: valuation allowance	(373,534)	(441,514)

Inventory, net	$1,199,897	$824,691

The following are the components of the Company’s inventory balance together with the applicable reserve for each of the respective categories and periods:

Inventory By Classification:	December 31, 2005	March 31, 2005

DVD Inventory	$1,336,565	$835,282
Reserve	(290,723)	(66,383)
Net DVD Inventory	1,045,842	768,899
Video Inventory	230,324	424,381
Reserve	(76,311)	(368,631)
Net Video Inventory	154,013	55,749
General Merchandise	6,542	6,542
Reserve	(6,500)	(6,500)
Net General Merchandise	42	42
TOTAL INVENTORY	1,573,431	1,266,205
TOTAL RESERVE	(373,534)	(441,514)
NET INVENTORY	$1,199,897	$824,691

Allowance

At December 31, 2005, an allowance has been established for inventory totaling $373,534. The allowance includes approximately $126,000 in reserve for consignment inventory held by a major customer who declared bankruptcy under Chapter 11 on January 12, 2006. The remaining balance of this reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory that has been primarily videocassette inventory, which has passed its peak selling season.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 4 - INVENTORY (CONTINUED)

Allowance (continued)

The following table sets forth the activity recorded in our inventory allowance balance for the applicable periods:

Inventory Reserve Detail:	December 31, 2005	March 31, 2005

Beginning Balance	441,514	$228,479
Provision to Cost of Goods Sold	125,569	384,116
Inventory write-off	(193,549)	(171,081)
Ending Reserve Balance	373,534	441,514

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

Due from related parties:

	December 31,	March 31,
	2005	2005

Loan due from - Officer	$10,392	10,392
Due from GJ Products	1,441	-
Due from GoldBright Finance	101	-
Due from ATRE	65	-
	11,999	10,392

Due to related parties - notes payable:

	December 31,	March 31,
	2005	2005

a) Note payable - ATRE	$582,874	$278,374
b) Convertible note payable - Jeffrey Schillen	50,000	50,000
c) GJ Products	20,000	-

	$652,874	$328,374

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended December 31, 2005 and 2004, royalty expense was $ 2,568 and $17,394, respectively, pursuant to these agreements. For the nine months ended December 31, 2005 and 2004, royalty expense was $47,942 and $21,919 respectively, pursuant to these agreements.

Video Agreements

The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

NOTE 7 - STOCKHOLDERS' DEFICIENCY

Common Stock

As of December 31, 2005, the aggregate number of shares of common stock that the Company has authority to issue is 800,000,000 shares with no par value. As of December 31, 2005 and March 31, 2005, 618,262,605 shares were issued and outstanding..

For the nine months ended December 31, 2005, the Company had the following significant issuance of its common stock:

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
DECEMBER 31, 2005

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

December 31, 2005
Net income (loss) as reported	$ (678,732)
Deduct: total stock-based compensation as determined under fair value based method.	(11,103)
Pro forma net income (loss)	$ (689,835)
Basic earnings (loss) per share:
As reported	$ (.00)
Pro forma	$ (.00)
Diluted earnings (loss) per share:
As reported	$ (.00)
Pro forma	$ (.00)

During the three months ended June 30, 2005, the Company’s Board of Directors approved the grant of stock options to employees, directors and independent consultants to purchase an aggregate of 58,100,000 shares of its common stock. These options have an exercise price of $0.007 and as of June 30, 2005, none of these option shares were vested. As a result, the Company has recorded $7,000 in “Deferred Compensation,” which will be amortized on a straight-line basis to expense over the three-year vesting period of the options. For the nine months ended December 31, 2005, an amount of $1,358 has been amortized to expense.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2005 included in its Annual Report on Form 10KSB and its Form 10QSB for the periods ended June 30, 2005 and September 30, 2005. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 2004:

Results of Operations

EXECUTIVE SUMMARY

During nine months period ended December 31, 2005 and 2004, Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") operated in two principal industries, a) distribution and sales of DVD/video programs and other licensed programs and b) distribution of certain general merchandise.

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

We are continuing to acquire new licensed video and DVD titles and upgrading the quality of packaging and pre-printed materials in order to enhance our products. During the nine months ended December 31, 2005, DVD program sales and videocassette program sales represented 79% and 21% of total sales respectively compared to 75% and 25%, respectively, for the same periods a year earlier. For the nine months ended December 31, 2005, videocassette and DVD program sales decreased by 42% and 52%, respectively, when compared to the nine months period ended December 31, 2004. The decrease in sales volume was the result of lower volume of sales orders received from our major customers.

During the nine months ended December 31, 2005, the lower demand for our DVD and videocassette programs from our major customers was the primary reason for our decrease in total sales of approximately 45% when compared to the same period a year earlier.

Management believes the higher demand for its DVD product line will increase the overall sales for the Company during the remaining months of fiscal year 2006, however, there is no assurance that this trend will continue nor will the Company be able to maintain its current gross profit margins due to increased competition.

The Company's wholly owned subsidiary Jewel Products International, Inc. ("JPI") is in the business of distributing certain general merchandise. During the nine months period ended December 31, 2005, JPI did not record any sales of general merchandise products and during the same period a year earlier JPI had minimal sales.

NET SALES

Net sales for the Company were approximately $3,229,000 for the nine month period ended December 31, 2005 as compared to approximately $5,813,000 for the same period a year earlier. For the nine months period ended December 31, 2005 and 2004, DVD program net sales were approximately $2,546,000 and $4,387,000, respectively. Video program sales, were approximately $682,000 and $1,426,000, respectively, for the nine month period ended December 31, 2005 and 2004. The lower DVD program sales of approximately $1,841,000 was the result of lower volume of orders received from our major customers. The reduced video program sales of approximately $744,000 was primarily caused by the industry shift from videocassette programs to DVD programs.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2005 and 2004 was approximately $915,000 and $2,295,000 or 28% and 39% of sales, respectively. The lower gross margin of approximately $1,380,000 was primarily the result of decreased sales volume. Our sales volume dropped by approximately $2,600,000 or approximately 44% when compared to the nine month period ended December 31, 2004.  Historically, our prices for our products have declined because of competition from other home video and DVD product providers and with the industry shift from videocassette product to DVD format, we have drastically decreased the unit selling prices of our videocassette product to reduce our video inventory.  During the nine months periods ended December 31, 2005 and 2004, sales returns were approximately 30% and 10% of gross sales, respectively.  This increased in the sales return percentage of approximately 20% was primarily the result of our major customer experiencing a poor holiday sales season.  Our financial condition and results of operations are likely to be affected by seasonality in the future.  Historically, our major customers have experienced their highest volume of sales during the year-end holiday season.  The decrease of the gross profit percentage when compared to sales of 11% was primarily the result of liquidating our videocassette inventory at discounted prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the nine months ended December 31, 2005 and 2004 were approximately $691,000 and $727,000, respectively. The decrease in selling expenses of approximately $36,000 was attributable mainly to higher expense levels in royalties, advertising and sales promotion, offset by lower commission and freight expenses.

General Administrative expenses for the nine months ended December 31, 2005 and 2004 were approximately $912,000 and $752,000, respectively. The increase in general administrative expenses of approximately $160,000 was primarily the result of increases in accounting fees and bad debt which were offset by decreases in salaries and travel expense. The increase in bad debt expense of approximately $173,000 was the primarily the result of recording a bad debt provision against receivables from a major consignment customer.

OTHER INCOME AND EXPENSE

Interest expense for the nine months ended December 31, 2005 and 2004 was approximately $39,000 and $177,000 respectively. The decrease in interest expense of approximately $138,000 was primarily the result of decreased interest resulting from our factoring arrangement and other short term loans.

Other income for the nine months ended December 31, 2005 and 2004 was approximately $52,000 and 63,000 respectively. The decrease in other income of approximately $8,000 was primarily the result of lower vendor cash discounts earned.

OPERATING INCOME AND LOSS

Our operating loss for the nine months period ended December 31, 2005 was approximately $688,000 as compared to an operating profit of approximately $815,000 for the same period last year. The decrease in the Company's operating profit of approximately 1,503,000 arose primarily from a decrease in gross profit of approximately $1,380,000 and an increase in operating expenses of approximately $124,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net loss before income taxes for the nine months ended December 31, 2005 was approximately $675,000 as compared to a net profit of approximately $700,000 for the same period last year. The primary reason for the net loss before provision for income taxes at December 31, 2005, was the Company's operating loss of approximately $688,000 and other income and expense of approximately $14,000.

The Company's auditors issued a going concern report for the year ended March 31, 2005. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2004:

NET SALES

Net sales for the Company was approximately $1,570,000 for the quarter ended December 31, 2005 as compared to approximately $2,648,000 for the quarter ended December 31, 2004, representing an decrease of approximately 41%. DVD program net sales were approximately $1,282,000 for the quarter ended December 31, 2005, as compared to approximately $1,964,000 for the quarter ended December 31, 2004, representing a decrease of approximately 35%. Video program sales were approximately $288,000 for the quarter ended December 31, 2005, as compared to approximately $683,000 for the quarter ended December 31, 2004, a decrease of approximately 58%. The industry shift from videocassette programs to DVD programs together with decreased orders placed by our major customers for DVD and videocassette products.

GROSS PROFIT

Gross profit was approximately $430,000 for the three months ended December 31, 2005 as compared to approximately $1,043,000 for the three months ended December 31, 2004. The lower gross margin of approximately $613,000 was primarily the result of decreased sales. For the three months ended December 31, 2005 and 2004 the gross profit as a percentage of sales was 27% and 39%, respectively. The decrease of the gross profit as a percentage to sales of 12% was primarily the result of liquidating our videocassette inventory at discounted prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended December 31, 2005 and 2004 were approximately $273,000 and $319,000, respectively. The decrease in selling expenses of approximately $46,000 was primarily caused by the higher advertising and sales promotion expenses offset by lower salaries, sales commissions and freight expense.

General and administrative expenses for the three months ended December 31, 2005 and 2004 were approximately $377,000 and $324,000, respectively. The increase in general administrative expenses of approximately $53,000 was primarily the result of higher provision for bad debts offset by lower levels in salaries, and sales tax expense.

OTHER INCOME AND EXPENSE

Interest expense for the three months ended December 31, 2005 and 2004 was approximately $16,000 and $59,000 respectively. The decrease in interest expense of approximately $43,000 was primarily the result of decreased levels of borrowing.

Other income for the three months ended December 31, 2005 and 2004 was approximately $19,000 and $27,000 respectively. The decrease in other income of approximately $8,000 was primarily the result of lower vendor cash discounts earned.

OPERATING INCOME

Our operating loss for the three months ended December 31, 2005 was approximately $221,000 as compared to an operating profit of approximately $400,000 for the same period last year. The decrease in the Company's operating profit of approximately $621,000 arose primarily from a decrease in gross profit of approximately $613,000 and an increase in operating expenses of approximately $8,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net loss before income taxes for the three months ended December 31, 2005 was approximately $217,000 as compared to a net profit of approximately $368,000 for the same period last year. The primary reason for the net loss before provision for income taxes at December 31, 2005, was the Company's operating loss of approximately $221,000 and other income and (expense) of approximately $4,000.

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

Factoring Agreements. On August 30, 1996, the Company entered into a financing agreement with a financial institution for a maximum borrowing of up to $2,500,000. The agreement called for a factoring of the Company's accounts receivable, and an asset-based note related to the Company's inventories. Subsequently, on October 29, 1999, the financial institution sold its financing agreement covering the factoring of the Company's accounts receivable to a factoring institution located in Dallas, Texas. The original financial institution retained the asset-based note related to the Company's inventories which was subsequently retired by the Company. Substantially all assets of the Company have been pledged as collateral for the borrowings. The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. Substantially all of the accounts receivable as of December 31, 2005 and March 31, 2005 have been factored or pledged as collateral under the factoring agreement.

As of December 31, 2005 and March 31, 2005 the amount due factor was approximately $96,000 and $304,000, respectively. The decrease of approximately $208,000 was the result of the decrease in sales.

Related party loan. During the nine month period ended December 31, 2005, the Company borrowed from its principal shareholder, American Top Real Estate Co., Inc. ("ATRE"), approximately $305,000, which was utilized as working capital. The balance owed to ATRE at December 31, 2005 and March 31, 2005 was approximately $583,000 and $278,000, respectively.

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

On December 31, 2005 the Company had assets of approximately $2,897,000 compared to $2,662,000 on March 31, 2005. The Company had a total stockholder's deficiency of $684,000 on December 31, 2005, compared to a deficiency of $238,000 on March 31, 2005, an increase of approximately $446,000. The increase in stockholder's deficiency was the result of recording the net loss of approximately $679,000 for the nine months ended December 31, 2005, offset by the conversion to common stock of series B-Preferred interest and liquidated damages owed to shareholders of approximately $231,000, together with the recording of non-employee stock options totaling approximately $2,000.

As of December 31, 2005 and March 31, 2005 the Company's inventory was approximately $1,200,000 and $825,000, respectively. The increase in inventory of approximately $375,000 was primarily the result of an inventory build-up of approximately $307,000 to meet the projected sales increase for the third fiscal quarter ending December 31, 2005, and a decrease in the inventory reserve for obsolescence of approximately $68,000.

As of December 31, 2005 the Company's working capital deficit increased by approximately $364,000 from a working capital deficit of approximately $1,036,000 at March 31, 2005, to a working capital deficit of approximately $1,399,000 at December 31, 2005. The increase in working capital deficit was attributable primarily to decrease in cash, increases in accounts payable, provision for estimated returns and notes payable due related parties in the aggregate amount of approximately $1,513,000, offset by decrease in the deficit attributable to increase in accounts receivables and inventory offset by decreases in accrued expenses and amounts due factor totaling approximately $1,102,000. The remaining decrease to the working capital deficit of approximately $47,000 occurred in other current assets and liabilities..

For the nine months ended December 31, 2005, the Company had the following significant issuance of its common stock:

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

Operations

Cash flows used in operating activities was approximately $486,000 during the nine months period ended December 31, 2005 compared to cash flows provided by operating activities of approximately $1,644,000 during the nine months period ended December 31, 2004. Cash used in operating activities for the nine months period ended December 31, 2005 was primarily attributable to increases in the Company's net loss, accounts receivable, inventory, and decrease in amount accrued expenses and provision for estimated sales returns, offset by increases in accounts payable, depreciation and amortization.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing

For the nine months ended December 31, 2005 and 2004, investments in masters and artwork were approximately $185,000 and $318,000, respectively. Management continues to seek to acquire new titles to enhance its product lines.

Financing

Cash flows provided by financing activities was approximately $316,000 during the nine months period ended December 31, 2005 compared to approximately $517,000 used by financing activities during the nine months period ended December 31, 2004.

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

DIAMOND ENTERTAINMENT CORPORATION

Dated: February 14, 2006	By: /s/ James K.T. Lu
James K.T. Lu
President and Co-Chief
Executive Officer

Dated: February 14, 2006	By: /s/ Fred U. Odaka
Fred U. Odaka
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)