Form 10KSB
period 2006-03-31
DIAMOND ENTERTAINMENT CORP
filed 2006-07-14
CIK 847420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer's revenue for the fiscal year ended March 31, 2006 totaled $3,510,475.

The aggregate market value of registrant's Common Stock held by non-affiliates on June 9, 2006 was approximately $5,935,321 based upon the average closing bid and asked sales prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of March 31, 2006, 618,262,605 shares of the issuer’s Common Stock were outstanding. As of June 9, 2006, 618,262,605 shares of the issuer’s Common Stock were outstanding.

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

DMEC markets and sells a variety of DVD (Digital Video Disc) and videocassette titles to the budget home video and DVD market.

Our DVD and videocassette titles include certain public domain programs and certain licensed programs. Public domain programs are video titles that are not subject to copyright protection. Licensed programs are programs that have been licensed by us from a third party for duplication and distribution, generally on a non-exclusive basis. We market our video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. They generally sell our products to the public at retail prices ranging from $1.99 to $9.99 per videocassette and $3.99 to $12.99 per DVD program packs. Our video and DVD products are also offered by consignment arrangements through one large mail order catalog company and one retail chain. We are continuing to acquire new licensed DVD titles and upgrading the quality of its packaging and pre-printed materials in order to enhance its available products. In addition, we provide duplication and packaging and fulfillment services.

The Company’s wholly owned subsidiary Jewel Products International, Inc. ("JPI") is in the business of manufacturing and distributing general merchandise, children's toy products and other sundry items from U.S. based importers or directly from Asia for distribution, and distributing to mass merchandisers in the United States. During the year ended March 31, 2006 and 2005, JPI was dormant and did not record sales of its products.

VIDEO PROGRAM LINE

Our products consist of a total of approximately 1,098 titles appealing to all age groups. The programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs, wrestling and sports highlights. Public domain programs account for approximately 819 titles, licensed programs account for approximately 267 titles of our program inventory and we own 12 titles.

•
Motion Pictures - Public Domain. We offer a total of 239 feature motion picture titles including many film classics, biblical tales, and a large collection of favorite performers. Titles include “The Naked Kiss”, and “Second Woman”.

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

•	Sports Programs - Licensed. We have licenses to market 18 sports programs of wrestling such as Wild Women of Wrestling and AJ Styles Matches

•	Spanish Movies - Licensed. We license approximately 12 Spanish movies such as La Portere Ardiente and Conevion Criminal.

DVD PROGRAM LINE

The DVD program inventory currently consists of 370 titles, which are public domain feature films and television episodes.

•	Motion Pictures - We offer 272 titles in DVD format covering many film classics in various categories including drama, horror, westerns, action, and comedy.

•	Television Episodes - We offer 41 classic television program titles.

•	Bible Series - 9 Testament, 1 Life of Christ and 1 Stories & Miracles of Jesus.

•	Sports - Wild men of wrestling/Wild women of wrestling/A.J. Styles matches

•	Children’s - 12 Learning Treehouse and 3 Baby Brightest

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

During the years ended March 31, 2006 and March 31, 2005, we acquired approximately 58 and 69 new titles, respectively. As of March 31, 2006, the net book value of our film masters and artwork was approximately $410,000. We believe that our film masters and artwork are significant assets since we derive the majority of our revenue from their use.

FULFILLMENT AND DUPLICATION SERVICES

We are continuing to offer our duplication, fulfillment and packaging services to corporate customers through our sales representatives There can be no assurance that we will be able to market and distribute successfully our contract fulfillment, replication and duplication services to corporate customers or to our other customers. No revenues derived from our replicating and duplication services for the period ended March 31, 2006 and 2005.

GENERAL MERCHANDISE

JPI sells and manufactures one toy product called the Zoombie ®, its patented Double Wing Flier, a bi-wing aerodynamic flying toy a game of catch intended to compete directly with Frisbee(R), Aerobie(R) and Whoosh(TM). During the year ended March 31, 2006 and 2005, there were no sales of the Zoombie product.

During the year ended March 31, 2005, JPI entered into a joint venture partnership with a company having the patent and manufacturing rights to a family back yard game called Flingball, a game similar to that of horseshoes. During the 3rd fiscal quarter of fiscal 2005, JPI, together with its joint venture partner conducted a TV promotional sales test which was not successful and during fiscal year ended March 31, 2006, JPI dissolved the joint venture. As of June 15, 2006, we have no outstanding commitment from our customers to purchase our general merchandise product line.

SUPPLIERS

VIDEO/DVD PRODUCTS

For the year ended March 31, 2006, the Company purchased video and DVD products from four suppliers that accounted for approximately 71% of the Company's net purchases. During such period, the percentages of net video/DVD product purchases made from such suppliers were 29%, 16%, 15% and 11%, respectively. We believe that, if for any reason we could not rely on or retain the services of any of our current suppliers, duplicators or manufacturers, other suppliers would be readily available in the marketplace.

MARKETING

VIDEO/DVD PRODUCTS

We market our program inventory to large retail chain outlets and provide each retail chain operator with brochures, advertising materials and literature describing and promoting our program inventory. Our products are sold through more than ten mass merchandisers such as, Walgreens, Musicland Group., NWL Holdings, LLC and Ross Stores Inc., primarily in the Northeast, the South and the East Coast. These outlets sell our products to the general public at retail prices ranging from approximately $1.99 to $9.99 per videocassette and $3.99 to $12.99 per DVD program pack. For the years ended March 31, 2006 and 2005, we derived revenue from our video and DVD products of approximately $3,510,000 and $6,867,000, respectively. For the year ended March 31, 2006, we had net sales to two major customers, Walgreens and Musicland Group. who accounted for approximately 32% and 13%, respectively, on revenues of approximately $1,571,000. For the year ended March 31, 2005, we had net sales to two major customers, Walgreens and Dolgen Corp. who accounted for approximately 41% and 18%, respectively, on revenues of approximately $4,016,106.

CUSTOMERS

VIDEO/DVD PRODUCTS

Our marketing strategy of distributing directly to retail chain outlets has allowed us to market our products at all consumer levels. In particular, we seek to attract retail customers in department, drug, discount, electronic, music, toy and book stores as well as supermarkets and convenience stores. We are continuing to improve the name recognition of our company as a DVD distributor specializing in educational, children and film classics video, and DVD titles. In addition, through our sales program, we seek to place increased focus on the promotion of sales to major mass merchandising companies which would increase the delivery of high volume orders.

During the fiscal year ended March 31, 2006, we derived approximately 77% of our gross revenue from sales to mass merchandisers and other retail outlets and approximately 23% of gross revenue was derived from sales through consignment arrangements with a catalog company and a retail company. We only book sales from consignment sales after the catalog company delivers the actual funds from such sales. Less than one percent of revenues are derived from products sold on a retail basis directly to consumers via the internet.

GENERAL MERCHANDISE

We market our general merchandise and toy products using outside sales personnel and manufacturer’s representatives and utilize independent manufacturer's representatives to reach our customers. For the years ended March 31, 2006 and 2005, we had no revenues from our general merchandise products.

SEASONALITY

VIDEO AND DVD PRODUCTS

DMEC generally experiences higher sales from our video and DVD programs from September through January due to increased consumer spending around the year-end holidays. During the year ended March 31, 2006, the Company derived approximately 71%f its gross revenue from sales during those five months, with approximately 29% of revenue generated in the remaining seven months of the year.

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

The various licensing agreements that we have entered into with licensors provide for advance payments ranging from $1,500 to $100,000 and subsequent royalty payments based upon either a per video or DVD sold fee or a percentage of wholesale price fee. During the year ended March 31, 2006, and 2005 we incurred royalty expenses of approximately $80,000 and $47,000, respectively, under our licensing agreements.

COMPETITION

VIDEO AND DVD PRODUCTS

The videocassette and DVD distribution industry is intensely competitive and highly fragmented. Approximately 90% of our program inventory is public domain programs which are not licensed or our exclusive property. Any competitor may easily enter our business by reproducing and distributing public domain programs, including those marketed by us. DMEC competes with other distributors who sell budget priced videotapes and DVDs. We also compete with other video duplicators. We have been able to compete based on offering low pricing and superior packaging designs. Most of the companies with which we compete with, such as: Platinum Entertainment, Brentwood Entertainment and Madacy, are better established, have broader public and industry recognition, have financial resources substantially greater than us and have manufacturing and distribution facilities better than those which now, or in the foreseeable future, may become available to us.

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

As of March 31, 2006 and 2005, we had outstanding loan balances of $582,874 and $278,374 respectively, owed to ATRE, bearing interest at the rate of 10% per annum, and due on demand. The Company does not anticipate a demand by ATRE for repayment of its loan to the Company in the near future.

INSURANCE

The Company has a commercial general liability policy including policies covering personal property and products for damages. These policies cover the Company in all of its facilities. Management believes the Company’s insurance coverage is adequate for most foreseeable problems, and is comparable with the coverage of other companies in the same business and of similar size.

EMPLOYEES AND CONTRACTED LABOR

As of March 31, 2006, the Company and its subsidiaries employed 22 full-time and no contracted labor personnel as compared to 16 full-time and 39 contracted labor personnel a year earlier. On October 1, 2004, the Company entered into an agreement with an outside independent service company to furnish the Company with its required hourly manufacturing labor personnel. The service company hired the Company’s hourly manufacturing personnel and contracted with the Company to furnish such manufacturing personnel as outside contract labor to the Company. All personnel, payroll and payroll related costs for the contract personnel are handled by the service company and such costs are billed to the Company each pay period. In October 2005, the Company terminated its agreement with the outside independent service company and re-hired the required full time employees. During the peak season the Company engages additional outside contracted labor, part-time or temporary personnel to help with the surge for Christmas season orders. The Company reduces its contracted manufacturing force after the peak season to improve the profitability of the operations when sales orders decline. Neither the Company's nor the subsidiaries' employees or contract labor force are unionized. Management believes that it has good working relations with its employees and contracted labor force.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 20,000 square feet of property located at 800 Tucker Lane, Walnut, California under a lease that commenced April 1, 2004 and expires on March 31, 2007, for use as manufacturing and warehouse facilities for a monthly rent of $12,500. The monthly rent increased to $13,000 per month on April 1, 2006. Our lease is with an unaffiliated third party.

During the period ended March 31, 2006 we lease approximately 995 square feet @ 18725 E. Gale Avenue, Suite 100, City of Industry, California from a related party under a lease that commenced May 1, 2005 for use as executive offices for a monthly rent of $2,500. In May 2006, we terminated the lease and moved the executive offices back to 800 Tucker Lane, Walnut, California.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the NASD's OTC Bulletin Board under the symbol "DMEC." The following table sets forth the high and low bid prices for our Common Stock for each quarterly period during our last two fiscal years. The source of the quotes is NASD's OTC Bulletin Board quarterly quote summaries.

	Common Stock Bid Price
	Low	High
Fiscal Year 2005
First Quarter	0.0001	0.0260
Second Quarter	0.0150	0.0320
Third Quarter	0.0140	0.0180
Fourth Quarter	0.0120	0.0180

Fiscal Year 2006
First Quarter	0.0070	0.0170
Second Quarter	0.0070	0.0130
Third Quarter	0.0070	0.0230
Fourth Quarter	0.0070	0.0100

On August 22, 2003, our common stock ceased to be quoted on the OTC Bulletin Board as a result of our failure to comply with the eligibility requirements of the OTC Bulletin Board in that we did not timely file our Annual Report on Form 10KSB for the year ended March 31, 2003. Between August 22, 2003 and August 2, 2004, our common stock had been quoted in the Pink Sheets LLC’s “Pink Sheets” under the symbol “DMEC.” Generally, quotations for securities included in the Pink Sheets are not listed in newspapers and may be more difficult to obtain. The Pink Sheets’ service enables market makers to display real time prices of equities, ADRs and foreign securities and is a quotation medium available with regard to the securities of issues that are unable to list their securities on NASDAQ or an exchange or have their securities quoted on the OTC Bulletin Board. Upon meeting the eligibility requirements of the OTC Bulletin Board, our stock commenced trading on the OTC Bulletin Board on August 2, 2004. On June 15, 2006, the closing sales price for our common stock as reported in the OTC Bulletin Board was $0.0095. The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

As of June 15, 2006 there were 2,496 holders of record of our common stock, and 4 holders of record of our Series A Convertible Preferred Stock. As of March 31, 2004, there were 7 holders of record of our Series B Convertible Preferred Stock and on April 15, 2004, the 7 holders of record of our Series B Convertible Preferred Stock converted all their shares into the common stock of the Company.

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

On June 16, 2005, the Board of Directors of the Company approved the granting of 58,100,000 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted. The effective date of such options being granted was June 16, 2005, at an exercise price of $.007 per share. Such stock options granted vest in three annual installments commencing one year after the date of grant. Options were granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company to purchase 25,000,000, 12,150,000 and 5,000,000 shares, respectively, and 5,000,000 and 2,500,000 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 7,450,000 options was granted to six employees and one consultant of the Company. In October 2005, one employee terminated employment with the Company and subsequently in January 2006, 600,000 shares of such option granted were canceled. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

Equity Compensation Plan Information
As of June 16, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
	(a)	(b)	(c)
Equity compensation plans approved by security holders	65,000,000	$0.007	7,500,000
Equity compensation plans not approved by security holders	--	--	-0-
Total	65,000,000	$0.007	7,500,000

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

On June 16, 2005, the Board of Directors of the Company approved the granting of 58,100,000 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted. The effective date of such options being granted was June 16, 2005, at an exercise price of $.007 per share. Such stock options granted vest in three annual installments commencing one year after the date of grant. Of such options granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company were granted options to purchase 25,000,000, 12,150,000 and 5,000,000 shares, respectively, and 5,000,000 and 2,500,000 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 7,450,000 options was granted to six employees and one consultant of the Company. In January 2006, the Company canceled 600,000 of such options granted to one employee who terminated employment in October, 2005.

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

Our primary goal is to increase our revenues to generate operating profits and to expand our general merchandise business by sourcing low cost, high quality consumer products, while continuing to establish the Company as a recognized DVD and related product company specializing in educational, children and film classic titles.

Our short-term objectives are the following:

•	Continue to expand our associations with firms in China to source and handle quality assurance functions for our general merchandise line of products.

•	Re-establish sales to club type stores with our new general merchandise line of products.

•	Capitalize on our extensive network of mass merchandisers as a way of becoming a major distributor in the general merchandise business.

•	Increase our market segment percentage in the distribution DVD titles by offering a higher quality priced product than the products offered by our larger competitors.

•	Continue expanding the overall market share of our core business by acquiring new DVD titles.

•	Continue expanding into contract, duplication and fulfillment packaging business.

•	Maintain and improve our service through improved turnaround time.

•	Improve communications with our customer base by frequently maintaining and updating our web-site to keep up with current products.

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

We believe we have adequate cash resources to sustain our operations through the third quarter of fiscal 2007. We are continuing to negotiate with several reliable investors to provide us with debt and equity financing for working capital purposes. We are seeking potential merger or acquisition candidates that will help increase our revenues and cash liquidity. Our principal objective is to implement the above strategy in the remaining quarters in fiscal 2007, which the Company expects will lead to a profitable operation if these tasks are successfully implemented, subject to market and other conditions. Although we believe that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to our Company or that we will be able to attain these objectives during fiscal 2007 or at all.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended March 31, 2006 as Compared to Year Ended March 31, 2005

Revenues for the years ended March 31, 2006 and 2005 were approximately $3,510,000 and $6,867,000, respectively. Our sales decreased by approximately $3,356,000 from the prior year with decreased DVD product and video product sales of approximately $2,604,000 and $752,000, respectively. The lower DVD and video product sales for the year ended March 31, 2006, were primarily the result of decreased orders from our major customers and the higher than normal rate of product returns during the holiday season. One major customer filed bankruptcy in January 2006, which contributed towards our lower sales levels. Sales of our products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of goods sold for the years ended March 31, 2006 and 2005 were approximately $3,139,000 and $4,038,000 or 89% and 59% of sales, respectively. The decrease in cost of sales of approximately $899,000 was primarily due to decreased sales volume of the Company’s products. The increase in the cost of sales as a percentage to sales of approximately 30% when compared the same period a year earlier was primarily the result of sales price erosion and inventory write downs of obsolete and slow moving product.

Our net loss for the year ended March 31, 2006 of approximately $1,651,000 arose primarily from our operating loss, compared to a net profit of approximately $416,000 for the same period last year.

For the years ended March 31, 2006 and 2005, gross margin was impacted by activity recorded the Company’s inventory reserve balance of approximately $521,000 and $384,000, respectively or approximately 15% and 6% of sales, respectively. The following are the components of the Company’s inventory balance together with the applicable reserve for each of the respective categories and periods:

Inventory By Classification:	3/31/06	3/31/05

DVD Inventory	$1,121,477	$ 835,282
Reserve	(470,874)	(66,383)
Net DVD Inventory	650,603	768,899
Video Inventory	375,691	424,381
Reserve	(284,371)	(368,631)
Net Video Inventory	91,320	55,749
General Merchandise (Toys, Greeting Cards, & Misc.)	6,511	6,542
Reserve	(6,511)	(6,500)
Net General Merchandise	-	42
TOTAL INVENTORY	1,503,679	1,266,205
TOTAL RESERVE	(761,756)	(441,514)
NET INVENTORY	$741,923	$824,691

The following table sets forth the impact on gross profit margin of activity recorded in our inventory reserve balance for the applicable year:

Inventory Reserve Detail:	Fiscal Year Ended 3/31/06	Fiscal Year Ended 3/31/05

Beginning Balance	$(441,514)	$(228,479)
Provision to Cost of Goods Sold	(691,805)	(384,116)
Inventory write-off	371,563	171,081
Ending Reserve Balance	$(761,756)	$(441,514)

Net Sales	$3,510,475	$6,866,624
Total Charged to Cost of Goods	691,805	384,116
Impact to Gross Margin as a Percentage of sales	19.7%	5.6%

The increase in inventory reserve provision to cost of goods sold of approximately $692,000 as of March 31, 2006 consisted of approximately $506,000, $136,000 and $50,000 in additional reserves required for assorted video product sleeve and DVD displays, non-recoverable consignment inventory due to a customer filing bankruptcy and provision for sales lower than the inventory carrying cost, respectively. The increase in the provision to cost of goods sold of approximately $384,000 as of March 31, 2005 consisted of approximately $323,000, $54,000 and $7,000 in additional reserves required for assorted video product sleeve, DVD displays and for general merchandise, respectively.

During the period ended March 31, 2006, the Company had write-offs to inventory reserves of approximately $372,000. The write-offs of approximately $267,000 and $105,000 consisted of sales lower than the carrying cost of inventory and write-offs of obsolete assorted video and DVD products, respectively. The inventory write-off of approximately $171,000 in fiscal 2005 resulted from the disposition of obsolete videocassette sleeves inventory consisting of various titles in the areas of education, religious, classical movies, Xmas favorites, nature series, TV series, children’s programs and sports.

Gross profit for the years ended March 31, 2006 and 2005 were approximately $371,000 and $2,828,000. The decrease of approximately $2,457,000 was primarily the result of lower sales volume when compared to the previous year. Gross margins as a percentage to sales were 11% and 41% of sales, for the period ended March 31, 2006 and 2005, respectively. The decrease in the gross profit as a percentage of sales of 30% was primarily the result of lower average sales price for product sold, increase in unabsorbed direct labor and overhead costs together with additional provisions for slow moving inventory.

Total operating expenses for the years ended March 31, 2006 and 2005 were approximately $1,967,000 and $2,175,000, respectively. The decrease in operating expenses of approximately $208,000 was the result of decreased selling and marketing expenses and administrative expenses of approximately $99,000 and $109,000, respectively.

Selling and marketing expenses for the years ended March 31, 2006 and 2005 were approximately $890,000 and $989,000, respectively. The decrease in selling expenses of approximately $99,000 was attributable mainly to lower expense levels in salaries, sales commission expense and freight expense, offset by higher royalty expenses and sales promotion expense.

Administrative expenses for the years ended March 31, 2006 and 2005 were approximately $1,077,000 and $1,186,000, respectively. The decrease in administrative expenses of approximately $109,000 was primarily the result of decreased expense levels in salaries and wages, travel expense, payroll taxes, and corporate expenses, offset by higher bad debt expense and miscellaneous office expenses.

Loss on joint venture investment for the year ended March 31, 2005 was approximately $28,000. The Company wrote off its investment in a toy product joint venture partnership that had no prospect of selling its products in the future.

Interest expense for the years ended March 31, 2006 and 2005 were approximately $84,000 and $207,000, respectively. The decreased in interest expense in fiscal 2006 over fiscal 2005 of approximately $123,000 was primarily the result of lower levels of borrowings during fiscal 2006. As of March 31, 2006 and 2005, our outstanding debt was approximately $694,000 and $643,000 respectively. The increase of $49,000 in outstanding debt was primarily the result of decreased factoring of our trade accounts receivables, offset by increase in amounts due to related parties notes payable.

Our auditors issued a going concern report for the year ended March 31, 2006 and March 31, 2005. There can be no assurance that we will be able to generate profits over the next fiscal quarters or be successful in our efforts to obtain additional financing.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company at March 31, 2006, had four primary sources of capital which include cash provided by operations, a factoring arrangement with a financial institution to borrow against the Company’s trade accounts receivable, short term borrowings, and funds derived from private investors. During the year ended March 31, 2006 the company recorded a negative cash flow of $444,000 compared to a positive cash flow of approximately $355,000 a year earlier. The decrease in the net cash flow of approximately $799,000 over fiscal 2005 resulted primarily from decreased cash provided by operating activities totaling approximately $1,909,000 offset by increases in net cash used in investing and financing activities totaling $1,110,000. Decreases in net income resulting from lower sales was the primarily reason for our decrease in cash flow.

The Company on May 2, 2006 terminated its factoring arrangements with its financial institution and on June 30, 2006, entered into a new financing arrangement with another financing institution for an accounts receivable revolving line of credit up to $250,000. The Company commenced reducing its operating expense in November of 2005 and during the third and forth quarters of fiscal year 2006 implemented further reductions primarily in salaries and wages and other operating costs. During the year ended March 31, 2006, one of our major consignment customer filed Chapter 11 under the bankruptcy code, together with our largest customer having a poor holiday season and the overall lower levels of sales orders, negatively impacted our cash flow by approximately $1,000,000. The Company is anticipating sales to increase starting August of 2006 and through the holiday season, however, there can be no assurances that funds generated from operations will be adequate to meet the Company’s cash requirements nor will funds be available from short term borrowings or from private investors.

On March 31, 2006 the Company had assets of approximately $1,581,000 compared to $2,663,000 on March 31, 2005. The Company had a total stockholder's deficit of approximately $1,656,000 on March 31, 2006, compared to a deficiency of approximately $238,000 on March 31, 2005, an increase of approximately $1,418,000. The increase in stockholders' deficit for the year ended March 31, 2006 was primarily the result the Company’s increase in its accumulated deficit.

As of March 31, 2006 the Company's working capital deficit increased by approximately $1,216,000 from a working capital deficit of approximately $1,036,000 at March 31, 2005, to a working capital deficit of approximately $2,251,000 at March 31, 2006. The increase in working capital deficit was attributable primarily to decrease in current assets totaling approximately $875,000 and increases in current liabilities of approximately $341,000.

Net cash flow used operating activities was approximately $469,000 during the year ended March 31, 2006, compared to approximately $1,440,000 net cash provided by operating activities for the same period a year earlier. The decrease of approximately $1,909,000 was primarily attributable to decreases in net income. Net cash used in investing activities were approximately $225,000 and $572,000 for fiscal 2006 and 2005, respectively. The decrease of approximately $347,000 resulted primarily from lower purchases of property and equipment, film masters and artwork.

The Company during the year ended March 31, 2006, realized cash flows provided by in financing activities of approximately $250,000 resulting primarily from the sales of common stock. During the year ended March 31, 2005, cash used by financing activities totaled approximately $513,000, primarily for the reductions in cash overdraft, repayment of notes payable and decrease in amount due factor, offset by the sale of common stock.

Factoring Agreements. On August 30, 1996, the Company entered into a financing agreement with a financial institution for a maximum borrowing of up to $2,500,000. The agreement calls for a factoring of the Company's accounts receivable, and an asset-based note related to the Company's inventories. Subsequently, on October 29, 1999, the financial institution sold its financing agreement covering the factoring of the Company's accounts receivable to a factoring institution located in Dallas, Texas. The original financial institution retained the asset-based note related to the Company's inventories which was subsequently retired by the Company. Substantially all assets of the Company were pledged as collateral for the borrowings.

The factoring company advances to the Company 80% of the total amount of accounts receivable factored, less a factoring discount and nominal handling fees. The factor retains 20% of the outstanding factored accounts receivable as a reserve, which is held by the factoring company until the customer pays the factored invoice to the factoring company. The cost of funds for the accounts receivable portion of the borrowings with the factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding. Factored accounts receivable past due more than sixty day from the payment date are charged against the 20% reserve balance held by the factor.

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

On May 2, 2005, the Company terminated its financing agreement with the financial institution and all obligations owed under the financing agreement were satisfied and paid in full as of June 30, 2006.

Accounts Receivable Revolving Loan Agreement. On June 30, 2006, the Company entered into an Accounts Receivable Revolving Loan Agreement (“Agreement”) with financial institution located in San Francisco, CA for a revolving accounts receivable line of credit up to $250,000 for a term expiring in twelve months from the date of inception. Under the terms of the Agreement, the Company can borrow up to $250,000 against the Company’s accounts receivable of irrevocable sales made to its customer, excluding any consignment sales or any non-irrevocable sales. The Company is advanced 75% of the face value of the accounts receivable presented for borrowing. The cost of funds borrowed under the Agreement is at 1.67% per month of the outstanding accounts receivable balance presented for borrowing calculated on a daily basis. Cost of Funds borrowed against any accounts receivable in amounts exceeding 75% of its face value is at 2% per month calculated on a daily basis. At the end of each month any excess funds available against the Company’s qualified accounts receivable net of cash receipts from the customer will be advanced to the Company. The loan Agreement may be terminated by the lender by giving the Company 30 days written notice.

As of March 31, 2006, the Company recorded on its balance sheet, accounts receivable of approximately $154,000 net of allowance for doubtful accounts of approximately $148,000. Approximately $45,000 represented factored accounts receivable. Additionally, at March 31, 2006, the Company recorded as a current liability approximately $33,000 in outstanding factored receivables due factor. This liability consisted of approximately $45,000 in factored receivables owed to the factor less the 20% reserve held by the factor of approximately $12,000. All of the accounts receivable as of March 31, 2006 and 2005 have been pledged as collateral under the factoring agreement. On May 2, 2006, the Company terminated its factory agreement with the factoring institution.

Related Party Loan. At year ended March 31, 2006, the Company owed its principal shareholder, American Top Real Estate Co., Inc. ("ATRE"), approximately $597,000. During the year ended March 31, 2005, ATRE advanced funds totaling approximately $403,000 and the Company paid back approximately $100,000 in principal and interest. Borrowed funds were utilized as working capital to primarily purchase inventory required to support the sales during peak periods. The balance owed to ATRE at March 31, 2005 was approximately $278,000.

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

Funds Derived From Private Investors. For year ended March 31, 2006, the Company raised net cash proceeds for the sale of its common stock totaling approximately $238,000. During the year ended March 31, 2005, the Company derived net cash proceeds from the sale of its common stock totaling approximately $130,000 which was offset by purchasing approximately $15,000 of it common stock from a shareholder.

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

On May 9, 2005 the Board of Directors of the Company approved the issuance of 23,117,733 shares of the Company’s common stock upon conversion liquidated damages and interest by the five shareholders totaling an aggregate of $231,177 which accrued connection with the sale of the Company’s Series B preferred shares, at the agreed upon conversion price of $0.01 per share. The Company was previously unable to issue such shares of common stock until the shareholders of the Company approved the increase in the authorized number of shares of common stock on March 1, 2005.In connection with the restructuring of the terms of the recent “Letter of Agreement to Convert Preferred Shares” and “Securities Purchase Agreement”, entered into by the previous holders of the 82½ shares of the Company’s Series B Convertible, the Company has recorded as of March 31, 2005, an aggregate amount of approximately $231,000 of accrued interest and liquidated damages. In order to convert such accrued interest and liquidated damages.

Future Capital Requirements. Based on recent performance and estimates regarding product to be available in fiscal 2007, management at the time of this report us uncertain as to the estimated cash to be generated from operations for fiscal year 2007. Based on this information the Company has reduced its operating cash expenditures to be in line with its current revenue levels. Future funds required is not certain, and the Company is currently developing its cash forecast based on a complete review of current active customers requirements for the balance of the current fiscal year. Other future cash requirement may arise such as potential cost of unforeseen litigation, additional working capital requirement for inventory purchase in the event of increased sales exceeding our proposed forecast and other unexpected expenditures. During peak cash requirement periods, the Company plans to borrow short term funds from private lenders and pay them back during periods when cash balances are adequate. In addition the Company is actively seeking a merger candidate to raise equity capital.

The Company may be unable to effectuate any equity financing until it has increased its authorized shares of common stock and/or effected a restructuring of its equity capital, such as by means of a stock split, combination or similar restructuring.

GOING CONCERN

During the years ended March 31, 2006 and 2005, our independent auditors’ reports contained a going concern qualification and we have included the following plan of operation to address such concerns. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. Moreover, the Company may have difficulty raising additional equity capital prior to increasing the number of authorized shares the reasons discussed above. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

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
March 31, 2006 and 2005

C O N T E N T S

Independent Auditors' Report	F-2

Consolidated Balance Sheets	F-3 to F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7 to F-8

Notes to Consolidated Financial Statements	F-9 to F-38

INDEPENDENT AUDITORS' REPORT

To the stockholders and Board of Directors of
Diamond Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses and negative cash flows from operations during the year ended March 31, 2006. These matters, as well as the capital deficit incurred, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pohl, McNabola, Berg and Company, LLP
Irvine, California
June 30, 2006

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
as of March 31, 2006 and 2005

	2006	2005
Assets
Current Assets
Cash and cash equivalents	$20,578	$464,425
Accounts receivable, net of allowance for doubtful accounts of
$148,028 and $32,114 in 2006 and 2005, respectively	154,139	481,450
Inventory, net of valuation allowance of $761,756 and $441,514 in 2006 and 2005, respectively	741,923	824,691

Due from related parties	4,845	10,392
Prepaid expenses and other current assets	58,317	73,643

Total Current Assets	979,802	1,854,601

Property and Equipment, net of accumulated
depreciation of $914,528 and $835,095 in 2006 and 2005, respectively	163,421	177,854

Film Masters and Artwork , net of accumulated
amortization of $4,893,503 and $4,541,679 in 2006 and 2005, respectively.	409,540	556,013

Other Assets	28,483	74,124

Total Assets	$1,581,246	$2,662,592

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
as of March 31, 2006 and 2005

	2006	2005
Liabilities and Stockholders' Deficit
Current Liabilities
Bank overdraft	$34,781	$61,498
Accounts payable	991,996	260,457
Related party - deferred compensation	997,051	874,546
Other accrued expense	351,155	576,101
Provision for estimated sales returns	152,000	461,785
Due to factor	32,929	304,110
Notes payable - current portion	3,789	6,946
Due to related parties - notes payable	650,874	328,374
Customer deposits	16,300	16,300

Total Current Liabilities	3,230,875	2,890,117

Notes payable, less current portion	6,315	10,734

Total Liabilities	3,237,190	2,900,851

Stockholders' Deficit
Convertible preferred stock, no par value; 4,999,863
shares authorized in 2006 and 2005, respectively; 483,251
issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Series A convertible preferred stock, $10,000 per share
stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Common stock, no par value; 800,000,000, and 600,000,000 shares authorized; 618,262,605 and 595,144,872 issued and outstanding
in 2006 and 2005, respectively	18,807,939	18,569,762
Deferred Compensation - stock option	(5,060)	-
Accumulated deficit	(21,258,013)	(19,607,211)

Total Stockholders' Deficit	(1,655,944)	(238,259)

Total Liabilities and Stockholders' Deficit	$1,581,246	$2,662,592

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ending March 31, 2006 and 2005

	2006	2005
Income
Revenues	$3,510,475	$6,866,624
Cost of goods sold	3,139,461	4,038,419

Gross Profit	371,014	2,828,205

Operating Expenses
Selling and marketing expenses	889,999	988,527
Administrative expenses	1,076,749	1,186,189
Total Operating Expenses	1,966,748	2,174,716

Income (Loss) from Operations	(1,595,734)	653,489

Other Income and Expense
Loss on joint venture investment	-	(28,158)
Other income (expense)	31,916	2,311
Interest income	942	8,723
Interest expense	(83,926)	(207,251)

Total Other Income and Expense	(51,068)	(224,375)

Income (Loss) Before Provision for Income Taxes	(1,646,802)	429,114

Provision for Income Taxes	(4,000)	(13,170)

Net Income (Loss)	$(1,650,802)	$415,944

Earning Per Share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Number of shares used in calculation of earnings per share
Basic	615,855,827	593,789,050
Diluted	615,855,827	639,016,907

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Stockholders’ Equity
For the Years Ending March 31, 2006 and 2005

	Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Accumulated Deficit	Treasury Stock and Deferred Compensation	Total Stockholders' Deficit
Balance at March 31, 2004	483,251	$376,593	40	$471,400	83	$1,101,837	489,057,359	$17,319,122	$(19,992,577)	$(48,803)	$(772,428)
Issuance of common stock for:
Consulting services	-	-	-	-	-	-	3,500,000	35,000	-	-	35,000
Cash subscription	-	-	-	-	-	-	22,500,000	225,000	-	-	225,000
Conversion of Series B Preferred shares	-	-	-	-	(83)	(1,101,837)	82,352,513	1,100,363	-	-	(1,474)
Financing Fees in Connection with Series B Preferred shares conversion	-	-	-	-	-	-	-	(95,000)	-	-	(95,000)
Retirement of Common Stock	-	-	-	-	-	-	(2,265,000)	(14,723)	(30,578)	-	(45,301)
Net Profit	-	-	-	-	-	-	-	-	415,944	-	415,944
Balance at March 31, 2005	483,251	$376,593	40	$471,400	-	$-	595,144,872	$18,569,762	$(19,607,211)	$(48,803)	$(238,259)
Issuance of common stock for:
Conversion of dividends and penalties of Series B Preferred shares	-	-	-	-	-	-	23,117,733	231,177	-	-	231,177
Stock Options for Consultant	-	-	-	-	-	-		7,000	-	-	7,000
Deferred compensation Stock Option - Consultant	-	-	-	-	-	-			-	(6,806)	(6,806)
Amortization of Deferred compensation Stock Option	-	-	-	-	-	-				1,746	1,746
Net Loss	-	-	-	-	-	-			(1,650,802)	-	(1,650,802)
Balance at March 31, 2006	483,251	$376,593	40	$471,400	-	$-	618,262,605	$18,807,939	$(21,258,013)	$(53,863)	$(1,655,944)

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
For the Years Ending March 31, 2006 and 2005

	2006	2005
Cash Flows from Operating Activities:
Net income	$(1,650,802)	$415,944
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	431,257	292,439
Provision for doubtful accounts	115,914	(47,348)
Inventory reserve	320,242	213,035
Issuance of warrants for consulting service

Changes in certain assets and liabilities
Due from related party	5,548	161,111
Accounts receivable	211,397	444,486
Inventory	(237,475)	(90,801)
Prepaid expenses and other current assets	15,326	(18,102)
Accounts payable	731,539	(320,589)
Related party deferred compensation	122,505	54,576
Other accrued expense	(224,946)	32,421
Provision for estimated sales returns	(309,785)	419,780
Customer deposits	-	(117,030)

Net Cash Provided by (Used in) Operating Activities	(469,280)	1,439,922

Cash Flows from Investing Activities:
Purchase of property and equipment	(65,000)	(108,555)
Other assets	45,641	(34,668)
Purchase of film masters and artwork	(205,351)	(428,850)

Net Cash Used in Investing Activities	(224,710)	(572,073)

Cash Flows from Financing Activities:
Decrease in bank overdraft	(26,717)	(172,867)
Advance from factor	1,092,000	2,782,191
Payments to factor	(1,363,181)	(3,185,598)
Payments of notes payable	(7,576)	(10,670)
Payments of notes payable (related party)	322,500	(44,000)
Deferred compensation - stock option	(5,060)	-
Proceeds from the sale of common stock	238,177	148,803
Premium paid for retirement of common stock	-	(30,577)

Net Cash Provided by (Used in) Financing Activities	250,143	(512,718)

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows (CONTINUED)
For the Years Ending March 31, 2006 and 2005

	2006	2005
Net Increase (Decrease) in Cash and Cash Equivalents	$(443,847)	$355,130

Cash and Cash Equivalents - Beginning of Year	464,425	109,295

Cash and Cash Equivalents - End of Year	$20,578	$464,425

Supplemental Information:
Cash Paid for:
Interest expense	$101,974	$121,720
Income taxes	$-	$21,523

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2006	2005
Conversion of series B preferred stock into common stock	$-	$1,100,363

Issuance of common stock for consulting services	$7,000	$35,000

Issuance of common stock for series B preferred-liquidated damages	$231,177	$-

Settlement of note receivable for common stock	$-	$45,300

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

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

Nature of Business

The Company is in the business of distributing and selling videocassettes and DVD programs, general merchandise, patented toys, and furniture, through normal distribution channels throughout the United States and through a web site. As of March 31, 2006 and 2005, the Company's management evaluated its operations by two separate product lines to assess performance and the allocation of resources as follows:

Video Programs and Other Licensed Products

The Company distributes and sells videocassette titles, including certain public domain programs and certain licensed programs. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets.

General Merchandise

The Company, through its wholly owned subsidiary, JPI, purchases and distributes toy products to mass merchandisers in the U.S. The Company offers its products for limited sale periods and as demand for products change, the Company switches to newer and more popular products. The Company did not record any sales of its general merchandise during the periods ending March 31, 2006 and 2005.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

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

Revenue Recognition

The Company records sales when products are shipped to customers. Revenues are shown net of estimated returns and allowances. Customer deposits and credits are deferred until such time products are shipped to customers. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors that have rights of return and price protection is recognized upon shipment by the distributor. Revenue from the sale of films is recognized upon meeting all recognition requirements of SOP 00-2, “Accounting by Producers or Distributors of Films.”

Consignment sales are recognized at the time the consignee sells and ships consignment goods to end customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of March 31, 2006, with financial institutions subject to a credit risk beyond the insured amount.

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. Inventory consists primarily of videocassettes, DVD products and general merchandise.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

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

The Company’s obligations to the factor are collateralized by all of the Company’s accounts receivable inventories, equipment, investment property, deposit accounts and financial instruments.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $82,000 and $90,000 for the years ended March 31, 2006 and 2005, respectively.

Shipping Costs

Shipping costs are included in Selling and marketing expenses in the amounts of approximately $271,000 and $298,000 for 2006 and 2005, respectively.

Reclassifications

Certain reclassifications were made to the 2005 financial statements in order to conform to the 2006 financial statement presentation.

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
March 31, 2006 and 2005

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

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No. 123, the Company would expense the fair market value of stock options newly granted to third parties and disclose the pro forma results based on the fair value of options/warrants granted to employees.”

For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of marketability. Stock option awards are valued using the Black-Scholes option-pricing model.

Stock Options

The Company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25, Financial Interpretation No. 44, and SFAS 123, "Accounting for Stock-Based Compensation.” For the year ended March 31, 2006, the Company has not changed to the fair value method and continued to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions. All non-employee stock option and warrant grants are accounted for under the fair value method. As such, compensation expense for employee stock option and warrant grants would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

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

No stock-based employee compensation cost is reflected in net income, as all options granted to employeess had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (Continued)

2006
Net loss, as reported	$(1,650,802)
Add: total stock-based compensation included in net income as determined under fair value based method.	$1,940
Pro forma net income	(1,648,862)
Deduct: total stock-based compensation as determined under fair value based method.	(1,940)

Add: total stock-based compensation included in net income as determined under FASB 123.	(135,500)
Total proforma net income	$(1,786,302)

Basic earnings per share:
As reported	$(0.00)
Pro forma	$(0.00)
Diluted earnings per share:
As reported	$(0.00)
Pro forma	$(0.00)

During the three months ended June 30, 2005, the Company’s Board of Directors approved the grant of stock options to employees, directors and independent consultants to purchase an aggregate of 58,100,000 shares of its common stock. These options have an exercise price of $0.007 and as of June 30, 2005, none of these option shares were vested. As a result, the Company has recorded $7,000 in “Deferred Compensation,” which will be amortized on a straight-line basis to expense over the three-year vesting period of the options. At March 31, 2006, the value of these options was $9,600, based on the Black Scholes calculation with a risk free rate of 3.5%, a volatility factor of 465% and a remaining 9.21 years remaining. For the year ended March 31, 2006, an amount of $1,940 has been amortized to expense. At March 31, 2006, the value of the employee based options were $542,400, which is based on a Black Scholes calculation with a risk free rate of 3.5%, a volatility factor of 465% and a remaining 9.21 years.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

1.  Summary of Significant Accounting Policies (continued)

Earnings (Loss) per Share

The Company follows SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share (“EPS”) and applies to entities with publicly held common stock or potential common stock.

The following table provides the basic and diluted income (loss) per share computations:

	Twelve Months Ended March 31,
	2006	2005
Net Income (Loss)	(1,650,802)	415,944

Weighted-average basic shares outstanding	615,855,827	593,789,050
Dilutive effect of:
Warrants and option to purchase common stock	-	31,147,571
Note payable convertible into common stock	-	13,475,146
Preferred stock convertible into common stock	-	605,140

Weighted average diluted shares outstanding	615,855,827	639,016,907
Basic earnings (loss) per share	(0.00)	0.00
Diluted earnings (loss) per share	(0.00)	0.00

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants an doptions are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following potentially dilutive shares were excluded from the diluted loss per share for the year ended March 31, 2006, as their effects would have been anti-dilutive to the loss incurred by the Company:

Options to purchase common stock	72,600,000
Warrants to purchase common stock	35,000,000
Convertible preferred stock	51,110,190
Dilutive potential common shares	158,710,190

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

1.  Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (Continued)

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

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

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
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company’s net earnings in the future. This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan. The Company will implement SFAS 123R beginning April 1, 2006.

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
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have any material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS—AN AMENDMENT OF FASB STATEMENT NO. 140. Companies are required to apply SFAS No. 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

2.  Going Concern

As reflected in the accompanying consolidated financial statements, the Company historically has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has implemented a plan to increase its overall market share of core business and its general merchandise line products, and to expand into the contract replication, duplication and packaging business. The Company has implemented the following goals and strategies to achieve its plan:
•	Attain leadership in the market segment of high quality budget priced distribution of videocassettes and DVD titles.

•	Re-establish sales to club type stores with the Company’s new general merchandise line of products.

•	Continue to seek out additional financing sources to support the expected growth in the Company’s general merchandise line of products.

•	Avoid direct competition with larger competitors who sell in the same product categories as the Company, by offering higher quality budgeted price products.

•	Continue to acquire new videocassette and DVD titles in HD format (high definition) for distribution.

•	Test marketing our products with new customers.

•	Seeking merger candidate

The Company believes it has adequate cash resources to sustain its operations through the third quarter of fiscal 2007. The Company is continuing to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

3.  Accounts Receivable

Accounts receivable as of March 31, 2006 and 2005, net of allowance for doubtful accounts were $154,139 and $481,450, respectively. Substantially all of the accounts receivable as of March 31, 2006 and 2005 have been factored and pledged as collateral under a factoring agreement (see Note 10).

The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

As of March 31, 2006 and 2005, the Company had an allowance for doubtful accounts of $148,028 and $32,114, respectively.

4. Inventory

Inventory consisted of the following as of:

	March 31,
	2006	2005
Raw materials	$563,820	$612,783
Finished goods	939,859	653,422

	1,503,679	1,266,205
Less: valuation allowance	(761,756)	(441,514)

Inventory, net	$741,923	$824,691

Allowance

An allowance has been established for inventory totaling $761,756 and $441,514 as of March 31, 2006 and 2005, respectively.

(a)
During the year ended March 31, 2006, as a result of a consignment customer filing bankruptcy in January 2006, an inventory valuation allowance of $136,235 was established. The balance of the reserve allowance of $625,521 was established for Video and DVD inventory deemed to be obsolete.

(b)
During the year ended March 31, 2005, pursuant to a legal settlement an inventory valuation allowance of $49,945 was established and the balance of the reserve allowance of $381,569 was established for Video and DVD inventory deemed to be non-salable.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

5. Related Party Transactions

The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

Due from related parties:

	March 31,
	2006	2005
a) Interest due from Officer	$-	$10,392

b) GJ Products	4,613	-

c) Due from Other related parties	231	-
	$4,844	$10,392

a)
As of March 31, 2005, the Company had $10,392, due from an officer of the Company representing simple interest at an annual rate of 10% on a previously outstanding loan owed in 2004. This amount was offset against accrued compensation owed to the officer.

b)
As of March 31, 2006, the Company had a miscellaneous receivable due from GJ Products (a shareholder) of $4,613. During 2005, GJ Products exchanged 22,500,000 shares of the Company’s common stock for an outstanding note of $45,300. The Company retired the shares.

Due to related parties - current notes payable

	March 31,
	2006	2005
a) Note payable - American Top Real Estate, Inc. (“ATRE”)	$582,874	$278,374

b) Notes payable GJ Products	20,000	-

b) Convertible note payable - Jeffrey Schillen	48,000	50,000
	$650,874	$328,374

Due to related parties - deferred compensation

Related party deferred compensation consists of deferred accrued salaries and vacations due to officers and key employees of $997,041 and $874,546 as of March 31, 2006 and 2005, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

5.  Related Party Transactions (continued)

a)
Note Payable - ATRE: As of March 31, 2006 and 2005, the Company owed to ATRE (see Note 8) advances of $582,874 and $278,374., from ATRE bearing interest at the rate of 10% per annum, and due on demand.

b)
Convertible Debenture - Related Party: The debenture bears interest at 10% per year with principal and interest due on the first anniversary of the date of issuance. The note is due on demand. The note had a common stock conversion feature which expired. Accrued interest as of March 31, 2006 and 2005 was $47,115 and $47,188 respectively.

Issuance of stock options

During the years ending March 31, 2006 and 2005, the Company issued various stock options to certain related parties. (See note 16).

6.  Property and Equipment

Property and equipment consisted of the following as of:

	March 31,
	2006	2005
Furniture and equipment	$1,034,204	$970,604
Automobile	24,487	24,487
Leasehold improvements	19,258	17,858
	1,077,949	1,012,949

Less: accumulated depreciation	(914,528)	(835,095)
Furniture and equipment, net	$163,421	$177,854

Depreciation expense for the years ended 2006 and 2005 was $79,400 and $72,720, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

7.  Film Masters and Artwork

Film Masters and Artwork consisted of the following as of:

	March 31,
	2006	2005
Intellectual property	$3,370,003	$3,370,003
Other film masters and artwork	1,933,041	1,727,689
	5,303,044	5,097,692
Less: accumulated amortization	(4,893,503)	(4,541,679)
Film Masters and Artwork, net	$409,540	$556,013

Amortization expense for the years ended March 31, 2006 and 2005 was $351,800 and $219,728, respectively.

The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period. Film masters consist of original "masters", which are purchased for the purpose of reproducing videocassettes that are sold to customers. In accordance with SFAS No. 121, film masters and related artwork are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. As of March 31, 2006 and 2005, no such events have occurred.

8.  Investment in Equity Subsidiary

The Company owns 7.67% interest in a related party, American Top Real Estate (“ATRE”). The Company reduced its interest in ATRE to zero in 2003 to reflect its share of the net operating losses net of taxes of ATRE.

9. Loss on Investment in Joint Venture

During the period ended March 31, 2005, the Company entered into a partnership with an individual to produce toy products. The Company recorded a loss on joint venture investment of $28,158 as of March 31, 2005.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

10.  Due to Factor/Financing Agreement Payable

On August 30, 1996, the Company entered into a financing agreement with a financial institution for a maximum borrowing of up to $2,500,000. The agreement called for a factoring of the Company's accounts receivable. Substantially all assets of the Company have been pledged as collateral for the borrowings.

The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding.

The Company paid interest of approximately $61,412 and $127,490 for the years ended March 31, 2006 and 2005, respectively. Amounts due under this factoring agreement are:

	March 31,
	2006	2005
Due to factor payable	$32,929	$304,110

11.  Notes Payable

Notes payable represent the following as of:

	March 31,
	2006	2005
Production Equipment	$10,104	$17,680
Less current	(3,789)	(6,946)
Long term	$6,315	$10,734

During the year ended March 31, 2002, the Company incurred a three-year note in the amount of $113,400, bearing interest at 10% to purchase a Sony sprinter for in house video duplication. The balance of such was paid in full during the fiscal year ended March 31, 2005.

On August 15, 2004, the Company incurred an additional note in the amount of $22,733, bearing interest at 7.5% to purchase an additional Sony sprinter for $22,733. The balance of this note was $10,104 on March 31, 1006.

12. Provision for Estimated Sales Returns

Provision for estimated sales returns relates to sales to customers for which return rights or price protection are established.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
13. Commitments and Contingencies

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. The Company licenses titles of films not yet covered by public domain. The Company produces duplicate videos and DVDs for sale. Certain agreements include minimum guaranteed payments. Such advances are recouped against royalties due to the licensor based on contractual amounts of product sales, adjusted for certain related costs. Advances, which have not been recovered through earned royalties, are recorded as an asset. For the years ended March 31, 2006 and 2005, royalty expense was $80,155 and $47,328, respectively, pursuant to these agreements. The Company paid advances of $4,000 during 2006.

Video Agreements

The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

Lease Commitments

The Company leases office and storage facilities under an operating lease commencing April 1, 2004 ending March 31, 2007. The monthly rent expense is $12,500.

The Company leased executive office space under an operating lease commencing May 1, 2005 and ending September 30, 2009. The monthly rent was $2,500. The lease was canceled on May 1, 2006.

The Company leases an automobile under an operating lease terminating September 2008. The monthly rent is $1,196.

Future lease obligations under these leases are as follows:

Year Ended March 31,
2007	$170,352
2008	14,352
2009	7,176
$191,880

Rent expense for the years ended March 31, 2006 and 2005 was approximately $150,000, and $144,000, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

14.	Stockholders' Deficit

Common Stock

As of March 31, 2006, the aggregate number of shares of common stock that the Company has authority to issue is 800,000,000 shares with no par value. As of March 31, 2006 and 2005, 618,262,605 and 595,144,872 shares were issued and outstanding.

During, the years ended March 31, 2006 and 2005, the Company had the following significant issuances of its common stock:

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

During the year ended March 31, 2006, 23,117,733 shares of common stock were issued .upon conversion of liquidated damages and interest by the five shareholders totaling an aggregate of $231,177. (see Series B convertible preferred stock).

Convertible Preferred Stock

As of March 31, 2006 and 2005, the Company had authorized 4,999,863 shares of no par value, convertible preferred stock. The Company had issued 483,251 shares (of which 172,923 valued at $48,803 are held in treasury). The preferred stock has:

i.)	voting rights upon all matters upon which common stockholders have at a 1.95 vote for each share of preferred stock,

ii.)	conversion rights at 1.95 shares of common stock for each share of preferred,

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

14.	Stockholders' Deficit (continued)

Convertible Preferred Stock (continued)

iii.)	no rights of redemption and

iv.)	no dividend preferences, but entitled to a preference of $0.01 per share in the event of liquidation.

Series A Convertible Preferred Stock

As of March 31, 2006 and 2005, the Company had authorized 50 shares of convertible Series A preferred stock (the “Series A Stock”) with a stated value of $10,000 per share. The Company had issued 40 shares.

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
March 31, 2006 and 2005

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
March 31, 2006 and 2005

14.	Stockholders' Deficit (continued)

Series B Convertible Preferred Stock

As of March 31, 2006 and 2005, the Company had authorized 87 shares of convertible Series B preferred stock (the “Series B Stock”) with a stated value of $10,000 per share. The Company had no shares issued and outstanding at March 31, 2006 and 2005, respectively.

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
March 31, 2006 and 2005
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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

15.	Warrants

The following schedules summarize warrants for the years ended :

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2006	Weighted Average Exercise Price

0.012	35,000,000	2.98	$0.012	35,000,000	$0.012

0.070	1,525,000	1.11	0.020	1,525,000	0.020

	36,525,000	3.87	$0.016	36,525,000	$0.016

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2005	Weighted Average Exercise Price

0.012	35,000,000	3.98	$0.012	35,000,000	$0.012

0.070	1,525,000	1.11	0.020	1,525,000	0.020

	36,525,000	3.87	$0.016	36,525,000	$0.016

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

15.	Warrants (continued)

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

16.	Common Stock Options

The following summarizes the common stock option transactions for the years ended :

Options issued and outstanding not under a stock option plan:

	Officers/ Directors	Consultants	Weighted Average Exercise Price
Options exercisable, March 31, 2004	24,000,000	-	$0.006
Granted	-
Expired	(9,250,000)
Options exercisable, March 31, 2005	14,750,000	-	$0.006
Granted	-
Expired	-
Options exercisable, March 31, 2006	14,500,000	-	$0.006

Officers/directors

The options of 14,500,000 expire on November 15, 2006.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

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
March 31, 2006 and 2005
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

The following summarizes the common stock option transactions for the year ended March 31, 2006.

Options issued and outstanding:

	Officers/ Directors	Consultants	Weighted Average Exercise Price
Options exercisable, March 1, 2004	-	-	$-
Granted	-
Expired	-
Options exercisable, March 31, 2005	-	-	$-
Granted	57,100,000	1,000,000	$0.007
Exercised	(600,000)	-	$0.007
Expired	-	-
Options exercisable, March 31, 2006	56,500,000	1,000,000	$0.007

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

16.	Common Stock Options (continued)

2001 Stock Compensation Plan (continued)

The Company's 2001 Stock Compensation Plan was established for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006, which represented the fair value of the common stock on that date. On July 24, 2001, 50,000,000 options to purchase the Company's common stock were granted to the select key employees, officers and a director of the Company which expired on July 24, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen, the Executive Vice President of the Company were granted options to purchase 20,000,000 and 10,000,000 shares, respectively, and 5,000,000 options to purchase were granted to Murray Scott, a Director of the Company. The remaining balance of 15,000,000 options was granted to eight other key employees of the Company. As of March 31, 2006 and 2005, none of the options that were granted under this plan were exercised.

2000 Stock Compensation Plan

The following summarizes the 2000 stock compensation plan transactions for the years ended :

	Stock Options Outstanding	Weighted Average Exercise Price

Options, Exercisable and Outstanding, March 31, 2003	600,000	$0.050

Granted
Expired	(600,000)	0.050

Options, Exercisable and Outstanding, March 31, 2005	-	-

Granted	-	-
Expired	-	-

Options, Exercisable and Outstanding, March 31, 2005	-

Granted	-	-
Expired	-	-

Options, Exercisable and Outstanding, March 31, 2006	-	-

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

16.	Common Stock Options (continued)

The following schedules summarize options for the years ended March 2005 and 2004

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2006	Weighted Average Exercise Price

0.006	14,500,000	0.61	$0.006	14,500,000	$0.006

0.007	56,500,000	9.21	0.007	-	0.00

	71,000,000		$0.007	14,500,000	$0.006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2005	Weighted Average Exercise Price

0.006	14,750,000	1.61	$0.006	14,750,000	$0.006

	14,750,000	1.61	$0.006	14,750,000

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

17.	Major Customers/Suppliers

Customers

For the year ended March 31, 2006, the Company had net sales to two customers that accounted for approximately 32% and 13%, respectively.

For the year ended March 31, 2005, the Company had net sales to two customers that accounted for approximately 41% and 18%, respectively.

For the year ended March 31, 2006, the Company had accounts receivable from five customers that accounted for approximately 66%.

For the year ended March 31, 2005, the Company had accounts receivable from five customers that accounted for approximately 98%.

Suppliers

For the year ended March 31, 2006, the Company purchased video and DVD products from four suppliers that accounted for approximately 71% of the Company's net purchases. During such period, the percentages of net video/DVD product purchases made from such suppliers were 29%, 16%, 15% and 11%, respectively.

For the year ended March 31, 2005, the Company purchased video and DVD products from three suppliers that accounted for approximately 79% of the Company's net purchases. During such period, the percentage of net video/DVD product purchases made from such suppliers were 31%, 28% and 20%, respectively.

18.	Income Taxes

The components of the provision for income taxes are as follows:

	For The Years Ended March 31,
	2006	2005
Current Tax Expense
U.S. federal	$10,636	$6,896
State and local	7,148	6,274

Total Current	17,784	13,170

Deferred Tax Expense
U.S. federal	-	-
State and local	-	-

Total deferred	-	-

Total tax provision from continuing operations	$17,794	$13,170

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

18.	Income Taxes (continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the year ended 2006:

Federal income tax rate	34.0%
Effect of valuation allowance	33.9%
Permanent timing differences	2.2%
States taxes	1.7%
Effective income tax rate	4.0%

At March 31, 2006, the Company had federal and state net carryforward losses of approximately $13,378,814 and $3,238,041, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period. The net change in the valuation allowance for the years ended March 31, 2006 and 2005, decreased by approximately $304,472 and decreased by approximately $102,614, respectively.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 31,
	2005	2005
Deferred Tax Assets
Loss carryforwards	$4,784,324,	$4,839,004
Depreciation	27,521	(81,090)
Reserves	-	202,903
Other	90,242	10,215
Less: valuation allowance	(4,666,560)	(4,971,032)

Net Deferred Tax Assets	$-	$-

Net operating loss carry forwards expire starting in 2013 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

19.	Subsequent Events

On May 2, 2006, the Company terminated its factoring agreement with Greystone Commercial Services L.P. located in Dallas, Texas, who was the financial institution that factored the Company’s accounts receivables. All obligations owed under the financing agreement were satisfied and paid in full as of June 30, 2006.

On June 30, 2006, the Company entered into an Accounts Receivable Revolving Loan Agreement (“Agreement”) with financial institution located in San Francisco, CA for a revolving accounts receivable line of credit up to $250,000 for a term expiring in twelve months from the date of inception. Under the terms of the Agreement, the Company can borrow up to $250,000 against the Company’s accounts receivable of irrevocable sales made to its customer, excluding any consignment sales or any non-irrevocable sales. The Company is advanced 75% of the face value of the accounts receivable presented for borrowing. The cost of funds borrowed under the Agreement is at 1.67% per month of the outstanding accounts receivable balance presented for borrowing calculated on a daily basis. Cost of Funds borrowed against any accounts receivable in amounts exceeding 75% of its face value is at 2% per month calculated on a daily basis. At the end of each month any excess funds available against the Company’s qualified accounts receivable net of cash receipts from the customer will be advanced to the Company. The loan Agreement may be terminated by the lender by giving the Company 30 days written notice.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company's current officers and directors consist of the following persons:

Name	Age	Position with Company

James K.T. Lu.	58	Chairman of the Board, President, Co-Chief Executive Officer,
		Co-Chairman, Secretary and Director
Jeffrey I. Schillen.	59	Executive Vice President, Sales and Marketing, Co-Chief Executive Officer,
		Co-Chairman and Director
Murray T. Scott.	83	Director

Fred U. Odaka.	69	Chief Financial Officer

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth aggregate compensation earned by each Executive Officer for services rendered in all capacities during the year ended March 31, 2006, 2005 and 2004.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
				Awards	Payouts
				Securities		All Other
				Underlying	LTIP Payouts	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)	($)	($)
James K.T. Lu (1) President,	2006	150,000	0	0	0	45,366
Co-Chief Executive Officer and Secretary	2005	150,000	17,308	0	0	41,228
	2004	150,000		0	0	21,731

Jeffrey I. Schillen (2)	2006	150,000	0	0	0	23,462
Co-CEO, Executive Vice	2005	150,000	13,846	0	0	26,001
President of Sales and Marketing	2004	150,000	0	0	0	11,486

(1) Mr. Lu’s annual salary was $150,000 during the fiscal year ended March 31, 2006, 2005 and 2004. During the fiscal years ended March 31, 2006, 2005 and 2004, Mr. Lu was paid salaries totaling $112,500, $150,000, and $140,625, respectively. He elected to defer a portion of his salary for the years ended March 31, 2006 and 2004

(2) Mr. Schillen's annual salary was $150,000 during the fiscal years ended March 31, 2006, 2005 and 2004. He elected to defer a portion of his salary for the years ended March 31, 2006, 2005 and 2004. During the fiscal years ended March 31, 2006, 2005 and 2004, Mr. Schillen was paid salaries totaling $112,500, $120,000 and $82,500, respectively.

OPTION/SAR GRANTS

The following table sets forth certain information with respect to the options granted and canceled during the year ended March 31, 2006, 2005 and 2004, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

			Percent of Total
			Options/SARs
		Number of Securities	Granted to
		Underlying Options/SARs	Employees in	Exercise or Base
Name	Year	Granted (Canceled)	Fiscal Year	Price ($/Sh)	Expiration Date
James K.T. Lu	2006	25,000,000	43%	$0.0007	6/15/15
Jeffrey I. Schillen	2006	12,150,000	21%	$0.0007	6/15/15

James K.T. Lu	2005	(600,000)	n/a	$0.005	4/22/04
James K.T. Lu	2005	(3,500,000)	n/a	$0.005	5/24/04
James K.T. Lu	2005	(20,000,000)	n/a	$0.006	7/23/04
James K.T. Lu	2005	(3,000,000)	n/a	$0.005	3/31/05

Jeffrey I. Schillen	2005	(400,000)	n/a	$0.005	4/22/04
Jeffrey I. Schillen	2005	(1,000,000)	n/a	$0.005	5/24/04
Jeffrey I. Schillen	2005	(10,000,000)	n/a	$0.006	7/23/04
Jeffrey I. Schillen	2005	(750,000)	n/a	$0.005	3/31/05

James K.T. Lu	2004	--	--	--	--
Jeffrey I. Schillen	2004	--	--	--	--

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information with respect to options exercised during the fiscal year ended March 31, 2005 by the Named Executive Officers and with respect to unexercised options held by such persons at March 31, 2005

			Number of Securities Underlying		Value of Unexercised
	Shares		Unexercised Options/SARs		In-the-Money Options/SARs
	Acquired On	Value	At FY-End (#)		at FY-End ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James K.T. Lu	0	0	14,500,000	--	$139,200	--
Jeffrey I. Schillen	0	0	--	--	--	--

Employment Agreements

In 1991, we entered into employment agreement with each of Messrs. Lu and Schillen for annual compensation of $150,000 and $90,000, respectively; both provide for annual adjustments in accordance with the consumer price index. However, effective fiscal years 1996 and 2003, Mr. Schillen's annual compensation was increased to $120,000 and $150,000, respectively. Consequently, contracted salary levels are at $150,000 for Mr. Lu and Mr. Schillen. Both employment agreements were extended in July 2000 for a period of five years and such agreements terminated on December 31, 2005. See "Summary Compensation Table" above, and the notes thereto.

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

Employee and Director Stock Option Plan

In July 24, 2001, we adopted the 2001 Stock Compensation Plan dated July 13, 2001 in order to attract and retain qualified personnel. The Plan authorized our Board of Directors to sell or award up to 50,000,000 shares and/or options of the Company's common stock, no par value at a purchase price of $0.006. On July 13, 2001, our Board of Directors granted an aggregate of 50,000,000 options to purchase shares of our Common Stock to our officers, directors, and employees. As of July 23, 2004 the options granted under the plan expired and none of the options that were granted under this plan were exercised.

On June 16, 2005, the Board of Directors of the Company approved the granting of 58,100,000 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted. The effective date of such options being granted was June 16, 2005, at an exercise price of $.007 per share. Such stock options granted vest in three annual installments commencing one year after the date of grant. Of such options granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company were granted options to purchase 25,000,000, 12,150,000 and 5,000,000 shares, respectively, and 5,000,000 and 2,500,000 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 7,450,000 options was granted to six employees and one consultant of the Company. In January 2006, the Company canceled 600,000 of such options granted to one employee who terminated employment in October, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth current information as of June 15, 2006, relating to the beneficial ownership of the outstanding shares of our common stock and preferred stock by (i) each person owning beneficially more than 5% of our common stock, (ii) each Director of the Company, (iii) each Named Executive Officer; and (iv) all Executive Officers and directors of the Company as a group. Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.

				Percentage of
				Common Stock
				Assuming
	Common Stock	Percentage of	Preferred	Conversion of
Name (1)	Owned	Common Stock	Stock Owned (2)	Preferred Stock (3)
James K. T. Lu (4)	35,688,110	5.64%	209,287	5.45%
Diamond Entertainment Corporation
800 Tucker Lane
Walnut, CA 91789

Jeffrey I. Schillen	5,355,750.85%		36,282.82%
Diamond Entertainment Corporation
48 St. Lawrence Way
Marlboro, NJ 07746

Murray T. Scott	1,050,000.17%		75,796.18%
Diamond Entertainment Corporation
800 Tucker Lane
Walnut, CA 91789

Jerry Lan	1,600,000.25%		0.24%
6 Via Avoria
Newport Coast, CA 92657

American Top Real Estate Inc.	140,343,755	22.18%	0	21.18%
313 S.E. 199th Ave.
Camas, WA 98607

Stacey Stogner	60,000,000	9.48%	0	9.06%
437 Mountain Ave.
Westfield, NJ 07090

Lu Li Chiu	60,000,000	9.48%	0	9.06%
6th Floor, No. 6, Alley 1
Chung-An St., San Chung City
Taipei, Taiwan

All directors and executive officers	43,693,860	6.91%	321,365	6.69%
as a group(4 persons) (5)

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

(2)	The preferred stock entitles the holder to 1.95 votes for each share owned and each share may be converted into 1.95 shares of common stock.

(3)	Assumes conversion of shares of preferred stock beneficially owned.

(4)	Mr. Lu is President, Co-Chief Executive Officer, Secretary and a director. Includes 14,500,000 shares of common stock issuable upon exercise of warrants and options.

(5)	Represents 29,193,860 shares of common stock outstanding and 14,500,000 shares of common stock issuable upon exercise of warrants, options or convertible notes and interest.

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

ITEM 14. Principal Accounting Fees and Services.

       The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended March 31, 2006 and 2005.

Fee Category	Fiscal 2006 Fees ($)	Fiscal 2005 Fees ($)
Audit Fees [1]	80,487	72,670
Audit-Related Fees [2]	0	0
Tax Fees [3]	3,500	3,500
All Other Fees [4]	0	0
Total Fees	83,987	76,170

1. Audit Fees.   Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended March 31, 2006 and 2005, and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-QSB for those fiscal years.

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

4. All Other Fees.   Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended March 31, 2006 and 2005.

None of the "audit-related," "tax" and "all other" services in 2006 and 2005, as defined above, were approved by an Audit Committee in reliance on the de minimus exception to the pre-approval requirements under federal securities laws and regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND ENTERTAINMENT CORPORATION

Dated: July 14, 2006	By:	/s/ James K.T. Lu

James K.T. Lu President and Co-Chief Executive Officer

Dated: July 14, 2006	By:	/s/ Fred U. Odaka

Fred U. Odaka Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer