Form 10QSB
period 2006-06-30
DIAMOND ENTERTAINMENT CORP
filed 2006-08-21
CIK 847420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
YES [ X ] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2006, there were 618,262,605 shares of common stock, no par value, outstanding, and 483,251 shares of convertible preferred stock, no par value.

Transitional Small Business Disclosure Format (check one):
YES [  ] NO [X]

  DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

  INDEX

Part I. Financial Information

Item 1: Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 2006 (Unaudited)
and March 31, 2006	3-4

Condensed Consolidated Statements of Operations for the three months
ended June 30, 2006 and 2005 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for three months ended
June 30, 2006 and 2005 (Unaudited)	6-7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-19

Item 2: Management's Discussion and Analysis or Plan of Operations	20-24

Item 3: Controls and Procedures	24

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6: Exhibits	25

Signatures	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$239,615	$20,578
Accounts receivable, net of allowance for doubtful accounts of $140,117 and $148,028	340,212	154,139
Inventory	784,127	741,923
Due from related parties	7,700	4,845
Deferred financing costs	-	-
Prepaid expenses and other current assets	56,931	58,317

Total current assets	1,428,585	979,802

PROPERTY AND EQUIPMENT, less accumulated depreciation of $921,676 and $914,528	156,273	163,421

FILM MASTERS AND ARTWORK, less accumulated amortization of $4,970,231 and $4,893,503	336,266	409,540

OTHER ASSETS	28,483	28,483

TOTAL ASSETS	$1,949,567	$1,581,246

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	March 31,
	2006	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$115,473	$34,781
Accounts payable	1,167,985	991,996
Related party-deferred compensation	1,115,476	997,051
Other accrued expense	348,079	351,155
Provision for estimated sales returns	199,000	152,000
Due to factor	(69)	32,929
Financing agreement payable	56,306	-
Notes payable - current portion	6,946	3,789
Due to related parties - notes payable	671,054	650,874
Customer Deposits	16,300	16,300
Total current liabilities	3,896,550	3,230,875

Notes payable, less current portion	1,263	6,315

TOTAL LIABILITIES	3,697,813	3,237,190

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, no par value; and 5,000,000 shares authorized; 483,251 issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Series A convertible preferred stock, $10,000 per share stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Common stock, no par value; 800,000,000 shares authorized; 618,262,605 issued and outstanding	18,807,939	18,807,939
Additional paid in capital	239,215	-
Deferred Compensation - stock option	-	(5,060)
Accumulated deficit	(21,594,590)	(21,258,013)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,748,246)	(1,655,944)
TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIENCY	$1,949,567	$1,581,246

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2006		2005
SALES - net		$394,695	$962,651

COST OF GOODS SOLD		352,330	762,073

GROSS PROFIT		42,365	200,578

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		339,332	486,587

PROFIT/(LOSS) FROM OPERATIONS		(296,967)	(286,009)

OTHER INCOME (EXPENSE)
Interest expense		(30,084)	(24,249)
Interest income		2	487
Other income (expense)		(6,328)	8,643
Total other income (expense)		(36,410)	(15,119)

PROFIT/(LOSS)BEFORE PROVISION FOR INCOME TAXES		(33,377)	(301,128)

PROVISION FOR INCOME TAXES		(3,200)	-

NET PROFIT/(LOSS)		$(336,577)	$(301,128)
NET PROFIT/(LOSS) PER SHARE
Basic	$	(0.00)	$0.00
Diluted	$	(0.00)	$0.00
WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING
Basic		618,262,605	608,609,046
Diluted		618,262,605	608,609,046

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/loss	$(336,577)	$(301,128)
Adjustments to reconcile net profit/loss to net cash used in operating activities:
Depreciation and amortization	83,876	95,062
Provision for doubtful accounts	(7,911)	-
Inventory reserve	(63,454)	(126,987)

Changes in certain assets and liabilities (Increase) decrease in:
Due from related party	(2,855)	-
Accounts receivable	(178,162)	(39,234)
Inventory	21,250	(50,721)
Prepaid expenses and other current assets	1,386	(25,632)
Accounts payables	175,989	138,200
Related party deferred compensation	118,425	(12,884)
Other accrued expenses	(3,076)	(236,194)
Provision for estimated sales returns	47,000	(407,785)
Customer deposits	-	526,664
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(144,109)	(440,639)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,399)
Purchase of film masters and artwork	(3,414)	(72,070)
Other assets	( -)	(18,359)
NET CASH USED IN INVESTING ACTIVITIES	(3,414)	(91,828)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	80,692	(14,659)
Advance from factor	55,000	414,200
Payments to factor	(87,998)	(415,963)
Proceeds from financing agreement	56,306	-
Payments of notes payable	(1,895)	(1,894)
Proceeds (payments) of notes payable - related party	(20,180)	(98,500)
Additional paid in capital	239,215	-
Deferred Compensation - Stock Options	5,060	(6,806)
Proceeds from Sale of Common Stock	-	238,177
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	366,560	114,555

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For the Three Months Ended June 30,
	2006	2005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219,037	(417,912)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,578	464,425

CASH AND CASH EQUIVALENTS - END OF PERIOD	$239,615	$46,513

SUPPLEMENTAL INFORMATION
CASH PAID FOR:
Interest expense	$30,084	$9,057
Income taxes	-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for interest and liquidated damages owed to Series B preferred shareholders	$-	$231,177

The accompanying notes are an integral part of these consolidated financial statements.

1

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

3)	Galaxy Net ("Galaxy"), incorporated under the laws of the state of Delaware on July 15, 1998. Galaxy Net was dissolved on April 18, 2006

All intercompany transactions and balances have been eliminated in consolidation.

Nature of Business

The Company is in the business of distributing and selling videocassettes and DVD programs.

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
JUNE 30, 2006

1. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had deposits as of June 30, 2006, with a financial institutions subject to a credit risk of approximately $96,000 beyond the insured amount.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets (continued0

amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company had no advertising costs for three month periods ended June 30, 2006. Advertising costs for the same period a year earlier were approximately $40,000.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1. Summary of Significant Accounting Policies (continued)

Shipping Costs

Shipping costs are included in Selling and marketing expenses in the amounts of approximately $35,000 and $46,000 for three month periods ended June 30, 2006 and 2005, respectively.

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
JUNE 30, 2006

1. Summary of Significant Accounting Policies (continued)

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes.Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company’s net losses.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended
	June 30,
	2006	2005

Net loss available to common Stockholders	$(336,577)	$(301,128)

Weighted average common shares outstanding	618,262,605	608,609,046

Total shares, basic	618,262,605	608,609,046

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1. Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share (continued)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Three months ended
	June 30,
	2006	2005

Options to purchase common stock	71,000,000	72,850,000
Warrants to purchase common stock	135,000,000	36,525,000

Potential equivalent shares excluded	206,000,000	109,375,000

Recent Accounting Pronouncements

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options under the New Plan.  The Company’s financial statements as of June 30, 2006 and for the three months ended June 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations during the three months and ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. There were no options issued to any employees or directors after January 1, 2006 or up to and including June 30, 2006, however, the company had 57,500,000 options which were previously issued to employees and directors which became vested at 6/15/06 and were valued using Black Scholes at $546,249. Three (3) months of the thirty-six (36) month vesting period was expensed to compensation expense during the quarter for a total expense of $45,521. The assumptions used for this calculation was a remaining nine (9) year term, a 461% volatility, a 3.50% discount rate and an exercise price of $0.0007.

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, which was previously used for its pro-forma information required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company’s options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 addresses the accounting for recognized servicing assets and servicing liabilities related to certain transfers of the servicer’s financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and servicing liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Corporation will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of FIN 48 and has not yet determined the effect on its earnings or financial position.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

The Company has implemented a plan to increase its overall market share of core business and its general merchandise line products, and to expand into the contract replication, duplication and packaging business. The Company has implemented the following goals and strategies to achieve its plan:

•	Attain leadership in the market segment of high quality budget priced distribution of DVD titles.

•	Re-establish sales to club type stores with the Company’s new general merchandise line of products.

•	Increase our market segment percentage in the distribution DVD titles by offering a higher quality priced product than the products offered by our larger competitors.

•	Continue expanding the overall market share of our core business by acquiring new DVD titles.

•	Continue expanding into contract, duplication and fulfillment packaging business.

•	Improve our service through improved turnaround time.

•	Avoid direct competition with larger competitors who sell in the same product categories as the Company, by offering higher quality budgeted price products.

•	Continue to acquire new videocassette and DVD titles for distribution.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

2. Going Concern (continued)

The Company believes it has adequate cash resources to sustain its operations through the third quarter of fiscal 2007. The Company is continuing to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes. Although the Company believes that there can be no assurance that market conditions will continue in a direction favorable to the Company.

3. Accounts Receivable

Accounts receivable as of June 30, 2006 and March 31, 2006, net of allowance for doubtful accounts were $340,212 and $154,139 respectively. Substantially all of the accounts receivable as of June 30, 2006 and March 31, 2006 have been factored and pledged as collateral under a factoring agreement.

The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

As of June 30, 2006 and March 31, 2006, the Company had an allowance for doubtful accounts of $140,117 and 148,028, respectively.

4. Inventory

Inventory consisted of the following as of:

June 30,
2006
Raw materials	$560,670
Finished goods	921,759
1,390,129
Less: valuation allowance	(678,302)
Inventory, net	$784,127

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

4. Inventory (continued)

The following are the components of the Company’s inventory balance together with the applicable reserve for each of the respective categories and periods:

Inventory By Classification:	6/30/06	3/31/06

DVD Inventory	$1,202,569	$1,121,477
Reserve	(481,315)	(470,874)
Net DVD Inventory	721,254	650,603
Video Inventory	273,350	375,691
Reserve	(210,477)	(284,371)
Net Video Inventory	62,873	91,320
General Merchandise	6,511	6,511
Reserve	(6,511)	(6,511)
Net General Merchandise	-	-
TOTAL INVENTORY	$1,482,430	$1,503,679
TOTAL RESERVE	$(698,303)	$(761,756)
NET INVENTORY	$784,127	$741,923

Allowance
An allowance has been established for inventory totaling $698,303. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory that has been primarily inventory, which has passed its peak selling season.

The following table sets forth the activity recorded in our inventory allowance balance for the applicable periods:

Inventory Reserve Detail:	June 30, 2006	March 31, 2006

Beginning Balance	$(761,756)	$(441,514)
Provision to Cost of Goods Sold	63,453	(691,805)
Inventory write-off	-	371,563
Ending Reserve Balance	$(698,303)	$(761,756)

5. Related Party Transactions

The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

Due from related parties:
June 30,
2006
a) GJ Products	$7,445
b) Due from Other related parties	255
$7,700

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

5. Related Party Transactions (continued)

Due to related parties - notes payable:

June 30,
2006
a) Note payable - American Top Real Estate, Inc. (ATRE)	$582,874
b) Convertible note payable - Jeffrey Schillen	48,000
c) Notes payable GJ Products	28,180
d) Notes payable James Lu	12,000
$671,054
6. Financing Agreement Payable

Due Financing Agreement Payable:

June 30,
2006

Longview Fund, LC - Revolving note payable	$$56,306

On June 30, 2006, the Company entered into an Accounts Receivable Revolving Loan Agreement (“Agreement”) with financial institution located in San Francisco, CA for a revolving accounts receivable line of credit up to $250,000 for a term expiring in twelve months from the date of inception. Under the terms of the Agreement, the Company can borrow up to $250,000 against the Company’s accounts receivable of irrevocable sales made to its customer, excluding any consignment sales or any non-irrevocable sales. The Company is advanced 75% of the face value of the accounts receivable presented for borrowing. The cost of funds borrowed under the Agreement is at 1.67% per month of the outstanding accounts receivable balance presented for borrowing calculated on a daily basis. Cost of Funds borrowed against any accounts receivable in amounts exceeding 75% of its face value is at 2% per month calculated on a daily basis. At the end of each month any excess funds available against the Company’s qualified accounts receivable net of cash receipts from the customer will be advanced to the Company. All of the assets of the Company as of June 30, 200 and have been collateralized under the security agreement with the lender. The loan Agreement may be terminated by the lender by giving the Company 30 days written notice. Concurrent with this loan, the company granted 100,000,000 warrants to the lender with an expiration date of 6/30/2011 and a $0.0025 exercise price. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months). Given that the loan was entered into on the last day of the quarter, no expense has been taken during the quarter.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

7. Commitments and Contingencies

Royalty Commitments
The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended June 30, 2006 and 2005, royalty expense was $4,597 and $20,181 respectively, pursuant to these agreements.

Video Agreements
The Company has entered into various agreements to manufacture, duplicate, and replicate and distribute videos and DVD programs. Commissions are paid based upon the number of videos sold.

8. Stockholders’ Deficiency

Common Stock
As of June 30, 2006, the aggregate number of shares of common stock that the Company has authority to issue is 800,000,000 shares with no par value. As of June 30, 2006 and March 31, 2006, 618,262,605 shares were issued and outstanding.

For the three months ended June 30, 2006, the Company did not issue any of its common stock.

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

Warrants

On June 30, 2006, in connection with entering into a loan agreement with a financing company located in San Francisco, California, the Company granted the lender, stock warrants to purchase at any time, 100,000,000 shares of the Company’s common stock at an exercise price of $0.0025 per share. The Company expensed in June 2006, $860,000 in non-cash financing expenses (Black Scholes) in connection with the granting of such warrants. The warrants expire on June 30, 2011. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months). Given that the loan was entered into on the last day of the quarter, no expense has been taken during the quarter.

The warrants were issued for $100 cash and in consideration of the loan agreement entered into by the lender with the Company pursuant to which the lender agreed to loan to the Company up to $250,000. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

8.  Stockholders’ Deficiency (continued)

Warrants (continued)

The following schedules summarize warrants for the period ended:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2006	Weighted Average Exercise Price

0.012 - .0025	135,000,000	4.41	$0.005	135,000,000	$0.005

	135,000,000	4.41	$0.005	135,000,000	$0.005

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2006	Weighted Average Exercise Price

0.012	35,000,000	2.98	$0.012	35,000,000	$0.012

0.070	1,525,000	0.11	0.020	1,525,000	0.020

	36,525,000	2.98	$0.016	36,525,000	$0.016

Warrants Granted to Independent Consultant

During the quarter ended June 30, 2006, the company did not issue any warrants to consultants.

During year ended March 31, 2004, the Company’s board of directors approved the grant of stock warrants to an independent consultant to purchase an aggregate of 35,000,000 shares of its common stock. These options have an exercise price of $0.012 and as of March 31, 2004 all of these option shares were vested. As a result, the Company has recorded $70,000 in consulting expense. These warrants were not issued as part of any of the Company’s registered Stock Option Plans.

Common Stock Options

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options under the New Plan.  The Company’s financial statements as of June 30, 2006 and for the three months ended June 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

9.  Stockholders’ Deficiency (continued)

Common Stock Options (continued)

transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations during the three months and ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. There were no options issued to any employees or directors after January 1, 2006 or up to and including June 30, 2006.

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, which was previously used for its pro-forma information required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company’s options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

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

The following summarizes the common stock option transactions for the periods ended:

Options issued and outstanding not under a stock option plan:

	Officers/ Directors	Consultants	Weighted Average Exercise Price
Options exercisable, March 31, 2006	14,500,000	-	$0.006
Granted	-
Expired	-
Options exercisable, June 30, 2006	14,500,000	-	$0.006

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

10.  Stockholders’ Deficiency (continued)

Common Stock Options (continued)

Officers/directors

The options of 14,500,000 expire on November 15, 2006.

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
JUNE 30, 2006

8. Stockholders’ Deficiency (continued)

Common Stock Options (continued)

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

2005 Equity Compensation Program

The Program became effective March 1, 2005, when approved by the shareholders of the Company. The Program shall continue in effect for a term of ten years from the date that the Program is adopted by the Board of Directors, unless sooner terminated by the Board of Directors of the Company. As of March 31, 2005 no options were granted under the Program.

The following summarizes the common stock option transactions for the three months ended June 30, 2006 and fiscal year ended March 31, 2006.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

8. Stockholders’ Deficiency (continued)

Common Stock Options (continued)

2005 Equity Compensation Program (continued0

Options issued and outstanding:

	Officers/ Directors	Consultants	Weighted Average Exercise Price
Options exercisable, March 31, 2006	56,500,000	1,000,000	$0.0007
Granted	-	-
Exercised	-	-	$0.0007
Expired	-	(1,000,000)
Options exercisable, June 30, 2006	56,500,000	-	$0.0007

There were no options issued to any employees or directors after January 1, 2006 or up to and including June 30, 2006, however, the company had 57,500,000 options which were previously issued to employees and directors which became vested at 6/15/06 and were valued using Black Scholes at $546,249. Three (3) months of the thirty-six (36) month vesting period was expensed to compensation expense during the quarter for a total expense of $45,521. The assumptions used for this calculation was a remaining nine (9) year term, a 461% volatility, a 3.50% discount rate and an exercise price of $0.0007.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes included in its Annual Report on Form 10KSB for the year ended March 31, 2006. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005:

EXECUTIVE SUMMARY

During three months period ended June 30, 2006 and 2005, Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") principal business was in the distribution and sales of DVD/video programs.

DMEC markets and sells a variety of videocassette and DVD (Digital Video Disc) titles to the budget home video and DVD market. Our videocassette and DVD titles include certain public domain programs and certain licensed programs. Public domain programs are video titles that are not subject to copyright protection. Licensed programs are programs that have been licensed by us from a third party for duplication and distribution, generally on a non-exclusive basis. We market our video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets. Our video and DVD products are also offered by consignment arrangements through one large mail order catalog company and one retail chain. Videocassette titles are duplicated in-house and we sub-contract out to U.S. and Asian based vendors all replication of our DVD programs.

We are continuing to acquire new licensed DVD titles and upgrading the quality of packaging and pre-printed materials in order to enhance our products. During the three months ended June 30, 2006, DVD and videocassette sales represented 86% and 14% of total revenues, respectively. For the period ended June 30, 2005 and 2004, DVD and videocassette sales were 71% and 29% of total sales, respectively.

Management believes the sales shift from Video products to its DVD product line will continue and increase the overall sales for the Company during the remaining months of fiscal year 2007, however, there is no assurance that, this trend will continue nor will the Company be able to maintain its current gross profit margins due to increased competition.

The Company's wholly owned subsidiary Jewel Products International, Inc. ("JPI"). JPI is in the business of distribution of certain general merchandise. During the three months periods ended June 30, 2006, and 2005, JPI did not record any sales of general merchandise products.

NET SALES

Net sales for the Company was approximately $395,000 for the quarter ended June 30, 2006 as compared to approximately $963,000 for the quarter ended June 30, 2005, representing an decrease of 59%. DVD program net sales were approximately $340,000 for the quarter ended June 30, 2006, as compared to approximately $680,000 for the quarter ended June 30, 2005, representing a decrease of approximately $50%. The decrease in DVD sales of approximately $340,000 was the result of lower volume of orders received from our major customers. Videocassette net sales, of total sales, was approximately $55,000 for the quarter ended June 30, 2006, as compared to approximately $278,000 for the quarter ended June 30, 2005, a decrease of approximately 80%. This decrease in Videocassette sales of approximately $223,000 was the result of the industry shift to DVD products and lower levels of orders. Management expects higher DVD program sales in the second and third quarters of fiscal 2007 due potential receipt of holiday season orders.

GROSS PROFIT

The Company posted a gross profit of approximately $42,000 for the three months ended June 30, 2006 as compared to a gross profit of approximately $201,000 for the three months ended June 30, 2005. The lower gross margin of approximately $159,000 was primarily the result of lower sales volume and liquidating our videocassette products. As a percentage to sales, gross margin for the three month ended June 30, 2006 was 11%. The gross margin for the same period a year earlier was 21%., respectively. The lower margin of 28% was primarily the result of liquidating our videocassette inventory at discounted prices at average unit sales prices below our standard unit costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended June 30, 2006 and 2005 were approximately $104,000 and $213,000, respectively. The decrease in selling expenses of approximately $109,000 was primarily caused by lower expense levels in commission, advertising, sales promotion expense, and freight expense.

General and administrative expenses for the three months ended June 30, 2006 and 2005 were approximately $235,000 and $273,000, respectively. The decrease in general administrative expenses of approximately $38,000 was primarily the result of lower levels of salaries, legal and professional fees, offset by higher accounting fees and compensation expense related to stock options.

OTHER INCOME AND EXPENSE

Interest expense for the three months ended June 30, 2006 and 2005 was approximately $30,000 and $24,000 respectively. The increase in interest expense of approximately $6,000 was primarily the result of incurring early termination fees associated with canceling our factoring agreement with our factoring company. Interest from our factoring arrangement was approximately $30,000 and $23,000, respectively. As of June 30, 2006, and 2005 the outstanding debt of the Company was approximately, $736,000, and $548,000, respectively.

Other expense for the three months ended June 30, 2006 was approximately $866,000 when compared to other income of approximately $6,000. The increase of approximately $21,000 was the result of settlement discounts in the same period a year earlier.

OPERATING INCOME

Our operating loss for the three months ended June 30, 2006 and 2005 was approximately $297,000 and $286,000, respectively. The increase in the Company's operating loss of approximately $11,000 arose from a decrease in gross profit of approximately $158,000 offset by a decrease in operating expenses of approximately $147,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net loss before income taxes for the three months ended June 30, 2006 was approximately $333,000 as compared to approximately $301,000 for the same period last year. The primary reason for the net loss before provision for income taxes at June 30, 2005, was the Company's operating loss of approximately $297,000.

The Company's auditors issued a going concern report for the year ended March 31, 2006. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

LIQUIDITY AND CAPITAL RESOURCES

The Company has four primary sources of capital which include 1) cash provided by operations, 2) a revolving loan arrangement with a financial institution to borrow against the Company's trade accounts receivable, 3) funds derived from the sale of its common stock and 4) a loan arrangements with related parties. Although there can be no assurance, management believes that its revenues will continue to increase during fiscal year 2007 and will generate future positive cash flows, management anticipates cash flow provided by operations will be adequate to operate the business for the next six months. If cash flow was not adequate, and no other source of capital was available to the Company, the Company would have to sell its business and assets or enter into a merger with a viable merger candidate. As of date of this report the Company has not identified a merger candidate.

Accounts Receivable Revolving Loan Agreement. On May 2, 2005, the Company terminated its factoring agreement with the Greystone Financial Services, LP and all obligations owed under the factoring agreement were satisfied and paid in full as of June 30, 2006. On June 30, 2006, the Company entered into an Accounts Receivable Revolving Loan Agreement (“Agreement”) with financial institution located in San Francisco, CA for a revolving accounts receivable line of credit up to $250,000 for a term expiring in twelve months from the date of inception. Under the terms of the Agreement, the Company can borrow up to $250,000 against the Company’s accounts receivable of irrevocable sales made to its customer, excluding any consignment sales or any non-irrevocable sales. The Company is advanced 75% of the face value of the accounts receivable presented for borrowing. The cost of funds borrowed under the Agreement is at 1.67% per month of the outstanding accounts receivable balance presented for borrowing calculated on a daily basis. Cost of Funds borrowed against any accounts receivable in amounts exceeding 75% of its face value is at 2% per month calculated on a daily basis. At the end of each month any excess funds available against the Company’s qualified accounts receivable net of cash receipts from the customer will be advanced to the Company. All of the assets of the Company as of June 30, 200 and have been collateralized under the security agreement with the lender. The loan Agreement may be terminated by the lender by giving the Company 30 days written notice. Concurrent with this loan, the company granted 100,000,000 warrants to the lender with an expiration date of 6/30/2011 and a $0.0025 exercise price. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months). Given that the loan was entered into on the last day of the quarter, no expense has been taken during the quarter.

Factoring Agreements. On August 30, 1996, the Company entered into a factoring agreement with a financial institution for a maximum borrowing of up to $2,500,000. The agreement called for a factoring of the Company's accounts receivable, and an asset-based note related to the Company's inventories. Subsequently, on October 29, 1999, the financial institution sold its factoring agreement covering the factoring of the Company's accounts receivable to a factoring institution located in Dallas, Texas. The original financial institution retained the asset-based note related to the Company's inventories, which was subsequently retired by the Company. Substantially all assets of the Company have been pledged as collateral for the borrowings. The cost of funds for the accounts receivable portion of the borrowings with the new factor is a 1.5% discount from the stated pledged amount of each invoice for every 30 days the invoice is outstanding.

On May 2, 2005, the Company terminated its factoring agreement with the factoring company and all obligations owed under the factoring agreement were satisfied and paid in full as of June 30, 2006. The Company in June 2006 paid the factor a $7,500 early termination fee upon terminating the factoring agreement.

Related party loan. American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. The Company paid $50,000 for 50% of the issued and outstanding common stock of ATRE. Subsequent loan participation by the investors in ATRE reduced the Company's shareholder interest to 7.67%. The Company's 2003 operations include a write-down of its investment in ATRE, which reduced the Company's investment in ATRE to zero, net of taxes. The write-down resulted from the operating results of ATRE which reduced the Company's investment in ATRE to zero and, as a consequence, the Company's future financial results will not be negatively affected by ATRE's ongoing operations. The Company has no obligation to fund future operating losses of ATRE. During the three month period ended June 30, 2006, the Company did not borrow any funds from its principal shareholder. The balance owed to ATRE at June 30, 2006 and March 31, 2006 was approximately $583,000. Effective January 1, 2006, ATRE agreed to waive charging future interest of 10% per annum on the loan. The company does not anticipate a demand by ATRE for repayment of its loan to the company in the near future. The Company during the three months period ended June 30, 2006, borrowed approximately $12,000 and $8,000 from GJ Products and James Lu, respectively. The related party notes payable balances due to GJ Products and Mr. Lu at June 20, 2006 were $28,180 and $12,000, respectively.

On June 30, 2006 the Company had assets of approximately $1,950,000 compared to $1,581,000 on March 31, 2006. The Company had a total stockholder's deficiency of approximately $1,748,000 on June 30, 2006, compared to a deficiency of $1,656,000 on March 31, 2006, a increase of approximately $92,000 for the three months ended June 30, 2006, primarily the result company’s net loss from operations of approximately $336,000 offset by paid in capital of approximately $239,000 and deferred compensation stock optionof approximately $5,000.

As of June 30, 2006 the Company's working capital deficit increased by approximately $17,000 from a working capital deficit of approximately $2,251,000 at March 31, 2006, to a working capital deficit of approximately $2,268,000 at June 30, 2006. The increase in working capital deficit was attributable primarily to increases primarily in bank overdraft, accounts payable, related party deferred compensation, financing agreement payable and other miscellaneous items totaling approximately $444,000 offset primarily by increases cash, accounts receivable, deferred financing costs and due from related parties, and other miscellaneous items totaling approximately $461,000.

For the three months ended June 30, 2005, the Company had no issuance of its common stock.

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

Operations
For the three months period ended June 30, 2006, cash flows used in operating activities was approximately $959,000 during the three months period ended June 30, 2006 compared to cash flows provided by operating activities of approximately $441,000 during the three months period ended June 30, 2004. Cash used in operating activities was primarily attributable to increases in the Company's net loss, accounts receivable, offset primarily by increases depreciation and amortization, accounts payable and deferred compensation.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing
For the three months ended June 30, 2006, the Company had no investments in masters and artwork and were approximately $72,000 for the same period a year earlier. Management expects to continue to seek to acquire new titles to enhance its product lines.

Financing
Cash flows provided by for financing activities was approximately $1,181,000 during the three months period ended June 30, 2006 compared to approximately $115,000 during the three months period ended June 30, 2004.

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

Common Stock Options and Warrants

On June 30, 2006, in connection with entering into a loan agreement with a financing company located in San Francisco, California, the Company granted the lender, stock warrants to purchase at any time, 100,000,000 shares of the Company’s common stock at an exercise price of $0.0025 per share. Such warrants to purchase common stock expire on June 30, 2011. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months). Given that the loan was entered into on the last day of the quarter, no expense has been taken during the quarter.

On June 30, 2006, the Company entered into a loan agreement with a lender pursuant to which the lender has agreed to advance to the Company, from time to time, up to 75% of the face value of current and future invoices submitted for borrowing, provided that the maximum borrowings is $250,000. The interest rate on borrowings is 20% per annum, payable monthly in arrears. In connection with the loan, the Company entered into a security agreement with the lender pursuant to which substantially all assets and receivables of the Company are collateral for the payment of principal and interest on any borrowings pursuant to the loan. The Company also granted to the lender, for $100, stock warrants to purchase at any time up to 100,000,000 shars of the Company's common stock at an exercise price of $0.0025 per share. The Copmany expensed in June 2006, $860m000 in non-cash financing expenses (Black Scholes) in connection with the granting of such warrants. The warrants expire on June 30, 2011.

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

DIAMOND ENTERTAINMENT CORPORATION

Dated: August 21, 2006	By:	/s/ James K.T. Lu

James K.T. Lu President and Co-Chief Executive Officer

Dated: August 21, 2006	By:	/s/ Fred U. Odaka

Fred U. Odaka Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)