Form 10QSB
period 2006-09-30
DIAMOND ENTERTAINMENT CORP
filed 2006-11-20
CIK 847420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES [ X ]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2006, there were 618,262,605 shares of common stock, no par value, outstanding, and 483,251 shares of convertible preferred stock, no par value.

Transitional Small Business Disclosure Format (check one):
YES [   ]  NO [X]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$304,696	$20,578
Accounts receivable, net of allowance for doubtful accounts of $140,117 and $148,028	257,298	154,139
Inventory	889,066	741,923
Due from related parties	8,616	4,845
Prepaid expenses and other current assets	70,131	58,317
Total current assets	1,529,807	979,802

PROPERTY AND EQUIPMENT, less accumulated depreciation of $939,218 and $914,528	138,731	163,421

FILM MASTERS AND ARTWORK, less accumulated amortization of $5,046,909 and $4,893,503	265,449	409,540

OTHER ASSETS	28,483	28,483

TOTAL ASSETS	$1,962,470	$1,581,246

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	March 31,
	2006	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$266,939	$34,781
Accounts payable	924,752	991,996
Related Party - deferred compensation	1,199,130	997,051
Other accrued expenses	373,778	351,155
Provision for estimated sales returns	162,727	152,000
Due to factor	-	32,929
Financing agreement payable	56,306	-
Notes payable - current portion	6,946	3,789
Due to related parties - notes payable	748,074	650,874
Customer Deposits	16,300	16,300
Total current liabilities	3,754,952	3,230,875

Note payable, less current portion	1,263	6,315
TOTAL LIABILITIES	3,756,215	3,237,190

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, no par value; 5,000,000 and 5,000,000 shares authorized; 483,251 issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Series A convertible preferred stock, $10,000 per share stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Common stock, no par value; 800,000,000 shares authorized; 618,262,605 and 597,409,872 issued and outstanding 18,807,939	18,807,939	18,807,939
Additional paid in capital	287,638	-
Deferred Compensation - Stock option	-	(5,060)
Accumulated deficit	(21,688,512)	(21,258,013)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,793,745)	(1,655,944)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,962,470	$1,581,246

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2006		2005		2006		2005

SALES - NET		$451,350		$695,997		$846,045		$1,658,648

COST OF GOODS SOLD		235,094		411,668		587,424		1,173,741

GROSS PROFIT		216,256		284,329		258,621		484,907

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		295,309		447,604		640,641		952,547

PROFIT (LOSS) FROM OPERATIONS		(79,053)		(163,275)		(382,020)		(467,640)
OTHER INCOME (EXPENSE)
Interest expense		(14,869)		(11,443)		(44,953)		(23,336)
Interest income		-		53		(329)		541
Other income (expense)		-		18,159		-		32,802

Total other income (expense)		(14,869)		6,769		(45,279)		10,007

NET PROFIT (LOSS) BEFORE PROVISION FOR
INCOME TAXES		(93,922)		(156,506)		(427,299)		(457,633)

PROVISION FOR INCOME TAXES		-		-		(3,200)		-

NET PROFIT (LOSS)		$(93,922)		$(156,506)		$(430,499)		$(457,633)

NET PROFIT (LOSS) PER SHARE -

Basic	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Diluted	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING -

Basic		618,262,605		618,262,605		618,262,605		613,462,201

Diluted		618,262,605		618,262,605		618,262,605		613,462,201

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) adjustments to reconcile net income (loss) to net cash used in operating activities:	$(430,499)	$(457,633)
Depreciation and amortization	178,096	193,041
Provision for doubtful accounts	(7,911)	(2,186)
Inventory reserve	(332,165)	(176,659)

Changes in certain assets and liabilities (increase) decrease in:
Due from related party	(3,771)	-
Accounts receivable	(95,248)	(65,655)
Inventory	185,022	(778,508)
Prepaid expenses and other current assets	(11,814)	(21,523)
Accounts payables	(67,244)	855,432
Related party deferred compensation	(202,079)	(12,884)
Other accrued expenses	(22,623)	(217,694)
Provision for estimated sales returns	(10,727)	(286,785)
Deferred revenues	-	-
Customer Deposits	-	451,664
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(350,105)	(519,390)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,400)
Purchase of film masters and artwork	(9,315)	(166,387)
Other assets	-	(18,359)
NET CASH USED IN INVESTING ACTIVITIES	(9,315)	(186,146)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	232,158	(7,199)
Advance from factor	55,000	365,000
Payments to factor	(87,930)	(476,523)
Proceeds from financing agreement	56,306	-
Proceeds (payments) of notes payable	(1,895)	(3,787)
Proceeds (payments) of notes payable (related party)	97,200	153,499
Deferred compensation - stock option	5,060	(6,224)
Proceeds from the sales of common stock	-	238,177
Addition paid in capital	287,638	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$643,538	$262,943

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For the Six Months Ended
	September 30,
	2006	2005

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(284,118)	$(442,593)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,578	464,425

CASH AND CASH EQUIVALENTS - END OF PERIOD	$304,696	$21,832

SUPPLEMENTAL INFORMATION
CASH PAID FOR:
Interest expense	$8,336	$15,252
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for interest and liquidated damages owed to Series B preferred shareholders	$-	$231,177
Stock Option for non-employee	$-	$7,000

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Interim Financial Statements

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending March 31, 2007. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2006 and 2005.

Nature of Business

The Company is in the business of distributing and selling videocassette/DVD programs through normal distribution channels throughout the United States.

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
SEPTEMBER 30, 2006

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of September 30, 2006, with financial institutions subject to a credit risk beyond the insured amount.

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method. Inventory consists primarily of videocassettes, DVDs and general merchandise.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Factored Accounts Receivable

The Company was obligated to repurchase transferred receivables under its agreement with its factor, and therefore the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 140 requires that a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale. The following conditions must be met in order for FASB 140 to be applicable: a) the assets must be isolated from the transferor, b) the transferee has the right to pledge or exchange the assets, and c) the transferor does not maintain effective control over the assets.

On May 2, 2005, the Company terminated its factoring agreement with the factoring company and all obligations owed under the factoring agreement were satisfied and paid in full as of June 30, 2006.

The Company’s obligations to the factor were collateralized by all of the Company’s accounts receivable inventories, equipment, investment property, deposit accounts and financial instruments.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in for the six month period ended September 30, 2006 and approximately $62,000 was incurred in the same period a year earlier.

Shipping Costs

Shipping costs are included in Selling and Marketing expenses in the amount of approximately $66,000 and $111,000 for the six month periods ended September 30, 2006 and 2005, respectively.

Reclassification

As of September 30, 2006, certain prior year amounts have been reclassified to conform with current presentation.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (continued)

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company’s net losses.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share (Continued)

The following table provides the basic and diluted income (loss) per share computations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Income (Loss)	$(93,922)	$(156,506)	$(430,499)	$(457,633)
Weighted average basic shares outstanding	618,262,605	618,262,605	613,462,201	613,462,201

Dilutive Effect of:
Warrants to purchase common stock	-	-	-	-
Convertible preferred stock	-	-	-	-
Convertible preferred stock	-	-	-	-
Stock Options	-	-	-	-

Weighted average diluted shares outstanding	618,262,605	618,262,605	613,462,201	613,462,201
Basic earnings (loss) per share	.00	.00	.00	.00
Diluted earnings (loss) per share	.00	.00	.00	.00

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following potentially dilutive shares were excluded from the diluted loss per share calculation for the quarter ended September 30, 2006, as their effects would have been anti-dilutive to the loss incurred by the Company:

Options to purchase common stock	54,500,000
Warrants to purchase common stock	135,000,000
Convertible preferred stock	14,500,000
Convertible subordinated notes	0
204,000,000

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options under the New Plan.  The Company’s financial statements as of June 30, 2006 and for the three months ended June 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations during the six months and ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. There were no options issued to any employees or directors after January 1, 2006 or up to and including September 30, 2006, however, the company had 57,500,000 options which were previously issued to employees and directors which became vested at June 15, 2006 and were valued using Black Scholes at $546,249.  Six (6) months of the thirty-six (36) month vesting period was expensed to compensation expense during the six month period ended September 30, 2006 for a total expense of $93,944. The assumptions used for this calculation was a remaining nine (8.71) year term, a 464% volatility, a 3.5% discount rate and an exercise price of $0.007.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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
SEPTEMBER 30, 2006

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

The Company believes it has adequate cash resources to sustain its operations through the fourth quarter of fiscal 2007. The Company is continuing to negotiate with several reliable investors to provide the Company with debt and equity financing for working capital purposes. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2006 and March 31, 2006, net of allowance for doubtful accounts were $257,298 and $154,139, respectively. Substantially all of the accounts receivable as of September 30, 2006 and March 2005 have been factored and pledged as collateral under the Company’s financing agreement and factor agreement.

The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

As of September 30, 2006 and March 31, 2006, the Company had an allowance for doubtful accounts of $140,117 and $148,028, respectively.

NOTE 4 - INVENTORY

Inventory consisted of the following as of:
	September 30,	March 31
	2006	2006

Raw materials	$519,428	$563,820
Finished goods	799,229	939,859
	1,318,657	1,503,679
Less: valuation allowance	(429,591)	(761,756)
Inventory, net	$889,066	$714,923

The following are the components of the Company’s inventory balance together with the applicable reserve for each of the respective categories and periods:

Inventory By Classification:	September 30, 2006	March 31, 2006

DVD Inventory	$977,956	$1,121,477
Reserve	(217,358)	(470,874)
Net DVD Inventory	760,599	650,603
Video Inventory	334,188	375,691
Reserve	(205,722)	(284,371)
Net Video Inventory	128,467	91,320
General Merchandise	6,511	6,511
Reserve	(6,511)	(6,511)
Net General Merchandise	-	-
TOTAL INVENTORY	1,318,656	1,503,679
TOTAL RESERVE	(429,591)	(761,756)
NET INVENTORY	$889,066	$741,923

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4 - INVENTORY (CONTINUED)

Allowance

An allowance has been established for inventory totaling $429,591. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory that has been primarily inventory, which has passed its peak selling season.

The following table sets forth the activity recorded in our inventory allowance balance for the applicable periods:

Inventory Reserve Detail:	September 30, 2006	March 31, 2006

Beginning Balance	$(761,756)	$(441,514)
Provision to Cost of Goods Sold	332,165	(691,805)
Inventory write-off	-	371,563
Ending Reserve Balance	$(429,591	$(761,756)

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

Due from related parties:
	September 30,	March 31,
	2006	2006

a) GJ Products	$8,337	$-
b) Due from other related parties	279	-
	$8,616	$-
Due to related parties - notes payable:
	September 30,	March 31,
	2006	2006

a) Note payable - American Top Real Estate Co., Inc. (ATRE)	$582,874	$582,874
b) Convertible note payable - Jeffrey Schillen	48,000	48,000
c) GJ Products	97,200	20,000
d) James Lu	20,000	-
	$748,074	$650,874

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6 - FINANCING AGREEMENT PAYABLE

Due Financing Agreement Payable:

	September 30, 2006	March 31, 2006
Longview Fund, LC - Revolving note payable	$56,306	$-

On June 30, 2006, the Company entered into an Accounts Receivable Revolving Loan Agreement (“Agreement”) with a financial institution located in San Francisco, CA for a revolving accounts receivable line of credit up to $250,000 for a term expiring in twelve months from the date of inception. Under the terms of the Agreement, the Company can borrow up to $250,000 against the Company’s accounts receivable of irrevocable sales made to its customer, excluding any consignment sales or any non-irrevocable sales. The Company is advanced 75% of the face value of the accounts receivable presented for borrowing. The cost of funds borrowed under the Agreement is at 1.67% per month of the outstanding accounts receivable balance presented for borrowing calculated on a daily basis. Cost of Funds borrowed against any accounts receivable in amounts exceeding 75% of its face value is at 2% per month calculated on a daily basis. At the end of each month any excess funds available against the Company’s qualified accounts receivable net of cash receipts from the customer will be advanced to the Company. All of the assets of the Company as of June 30, 2006 and have been collateralized under the security agreement with the lender. The loan Agreement may be terminated by the lender by giving the Company 30 days written notice. Concurrent with this loan, the company granted 100,000,000 warrants to the lender with an expiration date of 6/30/2011 and a $0.0025 exercise price. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months). Given that the loan was entered into on the last day of the quarter, no expense has been taken during the quarter.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the six months ended September 30, 2006 and 2005, royalty expense was $4,597 and $45,374 respectively, pursuant to these agreements.

Video Agreements

The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 8 - STOCKHOLDERS' DEFICIENCY

Common Stock

As of September 30, 2006, the aggregate number of shares of common stock that the Company has authority to issue is 800,000,000 shares with no par value. As of September 30, 2006 and March 31, 2006, 618,262,605 shares were issued and outstanding.

For the six months ended June 30, 2006, the Company did not issue any of its common stock.

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

Warrants

On June 30, 2006, in connection with entering into a loan agreement with a financing company located in San Francisco, California, the Company granted the lender, stock warrants to purchase at any time, 100,000,000 shares of the Company’s common stock at an exercise price of $0.0025 per share. The warrants expire on June 30, 2011. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months). The company expensed $93,944 related to the relative fair value of the warrants during the six month period ended September 30, 2006. The warrants were issued for $100 cash and in consideration of the loan agreement entered into by the lender with the Company pursuant to which the lender agreed to loan to the Company up to $250,000. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 8 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Warrants (continued)

The following schedules summarize warrants for the period ended:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of September 30, 2006	Weighted Average Exercise Price
0.012 - .0025	135,000,000	4.16	$0.005	135,000,000	$0.005

	135,000,000	4.16	$0.005	135,000,000	$0.005

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2006	Weighted Average Exercise Price

0.012	35,000,000	2.98	$0.012	35,000,000	$0.012

0.070	1,525,000	0.11	0.020	1,525,000	0.020

	36,525,000	2.98	$0.016	36,525,000	$0.016

Warrants Granted to Independent Consultant

During the six months ended September 30, 2006, the company did not issue any warrants to consultants.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 8 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Common Stock Options

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options under the New Plan.  The Company’s financial statements as of September 30, 2006 and for the six months ended September 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations during the six months and ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. There were no options issued to any employees or directors after January 1, 2006 or up to and including September 30, 2006.

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

During the three months ended June 30, 2005, the Company’s Board of Directors approved the grant of stock options to employees, directors and independent consultants to purchase an aggregate of 58,100,000 shares of its common stock. These options have an exercise price of $0.007 and as of June 30, 2005, none of these option shares were vested. As a result, the Company has recorded $7,000 in “Deferred Compensation,” which will be amortized on a straight-line basis to expense over the three-year vesting period of the options. For the six months ended September 30, 2006, the entire amount of $ $7,000 has been amortized to expense.

The following summarizes the common stock option transactions for the periods ended:

Options issued and outstanding not under a stock option plan:

	Officers/ Directors	Consultants	Weighted Average Exercise Price

Options exercisable, March 31, 2006	14,500,000	-	$0.006
Granted	-
Expired	-
Options exercisable, September 30, 2006	14,500,000	-	$0.006

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 8 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Common Stock Options (continued)

Officers/Directors

The options totaling 14,500,000 expire on November 15, 2006.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 8 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Common Stock Options (continued)

2005 Equity Compensation Program(continued)

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

The following summarizes the common stock option transactions for the six months ended September 30, 2006 and fiscal year ended March 31, 2006.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 8 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Common Stock Options (continued)

2005 Equity Compensation Program (continued)

Options issued and outstanding:
	Officers/ Directors	Consultants	Weighted Average Exercise Price

Options exercisable, March 31, 2006	56,500,000	1,000,000	$0.007
Granted	-	-
Exercised	-	-	$0.007
Expired	-	(1,000,000)
Options exercisable, September 30, 2006	56,500,000	-	$0.007

There were no options issued to any employees or directors after January 1, 2006 or up to and including September 30, 2006, however, the company had 57,500,000 options which were previously issued to employees and directors which became vested at June 15, 2006 and were valued using Black Scholes at $546,249.  Six (6) months of the thirty-six (36) month vesting period was expensed to compensation expense during the six month ended September 30, 2006 for a total expense of $45,521. The assumptions used for this calculation was a remaining nine (8.71) year term, a 464% volatility, a 3.50% discount rate and an exercise price of $0.007.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2006 included in its Annual Report on Form 10KSB and its Form 10QSB for the three months period ended June 30, 2006. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 2005:

Results of Operations

EXECUTIVE SUMMARY

During six months period ended September 30, 2006 and 2005, Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") principal was in the distribution and sales of DVD/video programs and other licensed programs.

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

We are continuing to acquire new licensed video and DVD titles and upgrading the quality of packaging and pre-printed materials in order to enhance our products. During the six months ended September 30, 2006, DVD program sales and videocassette program sales represented 93% and 7% of total sales respectively compared to 76% and 24%, respectively, for the same periods a year earlier. For the six months ended September 30, 2005, videocassette and DVD program sales decreased by 38% and 82%, respectively, when compared to the six months period ended September 30, 2005. The decrease in sales volume was the result of lower volume of sales orders received from our major customers.

During the six months ended September 30, 2006, the lower demand for our DVD and videocassette programs from our major customers was the primary reason for our decrease in total sales of approximately 49% when compared to the same period a year earlier.

Management believes the higher demand for its Videocassette and DVD product line will increase the overall sales for the Company during the remaining months of fiscal year 2007, however, there is no assurance that this trend will continue nor will the Company be able to maintain its current gross profit margins due to increased competition.

The Company's wholly owned subsidiary Jewel Products International, Inc. ("JPI") is in the business of distributing certain general merchandise. During the six months period ended September 30, 2006, JPI did not record any sales of general merchandise products and during the same period a year earlier JPI had minimal sales.

NET SALES

Net sales for the Company were approximately $846,000 for the six month period ended September 30, 2006 as compared to approximately $1,659,000 for the same period a year earlier. For the six months period ended September 30, 2006 and 2005, DVD program net sales were approximately $783,000 and $1,264,000, respectively. Videocassette net sales, were approximately $63,000 and $116,000, respectively, for the six month period ended September 30, 2006 and 2005. The lower DVD program sales of approximately $481,000 was the result of lower volume of orders received from our major customers. The reduced videocassette sales of approximately $53,000 was primarily caused by the industry shift from videocassette programs to DVD programs.

GROSS PROFIT

Gross profit for the six months ended September 30, 2006 and 2005 was approximately $259,000 and $485,000 or 31% and 29% of sales, respectively. The lower gross margin of approximately $226,000 was primarily the result of decreased sales volume. The increase of the gross profit percentage when compared to sales of 2%, was primarily the result of discounted prices and sales price erosion experienced in our DVD line of products during the same period a year earlier.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the six months ended September 30, 2006 and 2005 were approximately $198,000 and $417,000, respectively. The decrease in selling expenses of approximately $219,000 was attributable mainly to lower expense levels in commissions, royalty expense, advertising, sales promotion, and freight out.

General Administrative expenses for the six months ended September 30, 2006 and 2005 were approximately $443,000 and $535,000, respectively. The decrease in general administrative expenses of approximately $92,000 was primarily the result of decreases in salaries, rent, legal fees, payroll taxes and sales taxes offset by increases in accounting fees and compensation expense related to stock options.

OTHER INCOME AND EXPENSE

Interest expense for the six months ended September 30, 2006 and 2005 was approximately $45,000 and $23,000 respectively. The increase in interest expense of approximately $22,000 was primarily the result of increased interest resulting from our new financing arrangement entered into in June of 2006.

There was no other income for the six months ended September 30, 2006 and in the same period a year earlier other income totaled approximately 33,000. This decrease in other income was primarily the result of recording vendor cash discounts earned in the prior year’s period.

OPERATING INCOME AND LOSS

Our operating loss for the six months period ended September 30, 2006 was approximately $382,000 as compared to an operating loss of approximately $468,000 for the same period last year. The decrease in the Company's operating loss of approximately $86,000 arose primarily from a decrease in gross profit of approximately $226,000 offset by a decrease in operating expenses of approximately $312,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net loss before income taxes for the six months ended September 30, 2006 was approximately $428,000 as compared to approximately $458,000 for the same period last year. The primary reason for the decrease net loss before provision for income taxes of approximately $30,000 at September 30, 2006, was the lower operating loss of approximate $86,000 offset by approximately higher other expenses of approximately $56,000.

The Company's auditors issued a going concern report for the year ended March 31, 2006. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2005:

NET SALES

Net sales for the Company was approximately $451,000 for the quarter ended September 30, 2005 as compared to approximately $696,000 for the quarter ended September 30, 2005, representing a decrease of approximately 35%. DVD program net sales were approximately $443,000 for the quarter ended September 30, 2006, as compared to approximately $584,000 for the quarter ended September 30, 2005, representing a decrease of approximately 24%. Videocassette net sales were approximately $8,000 for the quarter ended September 30, 2006, as compared to approximately $116,000 for the quarter ended September 30, 2005, a decrease of approximately 93%. The industry shift from videocassette programs to DVD programs together with decreased orders placed by our major customers for DVD and videocassette products.

GROSS PROFIT

Gross profit was approximately $216,000 for the three months ended September 30, 2006 as compared to approximately $284,000 for the three months ended September 30, 2005. The lower gross margin of approximately $68,000 was primarily the result of decreased sales. For the three months ended September 30, 2006 and 2005 the gross profit as a percentage of sales was 48% and 29%, respectively. The increase of the gross profit as a percentage to sales of 19% was primarily the result of higher margins realized from our DVD programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended September 30, 2006 and 2005 were approximately $94,000 and $204,000, respectively. The decrease in selling expenses of approximately $110,000 was primarily caused by the lower expenditures for commission, royalty, advertising and freight expenses.

General and administrative expenses for the three months ended September 30, 2006 and 2005 were approximately $202,000 and $243,000, respectively. The decrease in general administrative expenses of approximately $41,000 was primarily the result of lower levels in salaries, rent, payroll taxes, sales tax, offset by higher accounting fees.

OTHER INCOME AND EXPENSE

Interest expense for the three months ended September 30, 2006 and 2005 was approximately $15,000 and $11,000 respectively. The increase in interest expense of approximately $1,000 was primarily the result of increased levels of borrowing.

There was no other income for the three months ended September 30, 2006. Other income for the three months period ended September 30 2005 was approximately $18,000 resulting from vendor cash discounts earned.

OPERATING INCOME

Our operating loss for the three months ended September 30, 2006 was approximately $79,000 as compared to $163,000 for the same period last year. The decrease in the Company's operating loss of approximately $84,000 arose primarily from a decrease in gross profit of approximately $68,000 offset by a decrease in operating expenses of approximately $152,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net loss before income taxes for the three months ended September 30, 2006 was approximately $94,000 as compared to approximately $156,000 for the same period last year. The primary reason for the net loss before provision for income taxes at September 30, 2006, was the Company's operating loss of approximately $84,000 and other income and interest expense of approximately $15,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has four primary sources of capital which include 1) cash provided by operations, 2) a revolving loan arrangement with a financial institution to borrow against the Company's trade accounts receivable, 3) funds derived from the sale of its common stock and 4) a loan arrangements with related parties. Although there can be no assurance, management believes that its currently projecteed revenues will continue to support its operations during remaining months of fiscal year 2007. If cash flow was not adequate, and no other source of capital was available to the Company, the Company would have to sell its business and assets or enter into a merger with a viable merger candidate. The Company has identified a potential merger candidate and is currently negotiating terms and conditions of the merger agreement. As part of this negotiation the Company is seeking working capital to satisfy its delinquent accounts payables to its vendors. As of the date of this report the Company has not signed a letter of intent with the merger candidate.

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

Related party loan.  American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. The Company paid $50,000 for 50% of the issued and outstanding common stock of ATRE. Subsequent loan participation by the investors in ATRE reduced the Company's shareholder interest to 7.67%. The Company's 2003 operations include a write-down of its investment in ATRE, which reduced the Company's investment in ATRE to zero, net of taxes. The write-down resulted from the operating results of ATRE which reduced the Company's investment in ATRE to zero and, as a consequence, the Company's future financial results will not be negatively affected by ATRE's ongoing operations. The Company has no obligation to fund future operating losses of ATRE. During the six month period ended September 30, 2006, the Company did not borrow any funds from its principal shareholder. The balance owed to ATRE at September 30, 2006 and March 31, 2006 was approximately $583,000.

Effective January 1, 2006, ATRE agreed to waive charging future interest of 10% per annum on the loan. The company does not anticipate a demand by ATRE for repayment of its loan to the company in the near future. The Company during the six months period ended September 30, 2006, borrowed approximately $77,000 and $20,000 from GJ Products and James Lu, respectively. The related party notes payable balances due to GJ Products and Mr. Lu at September 30, 2006 were $97,200 and $20,000, respectively.

On September 30, 2006 the Company had assets of approximately $1,962,000 compared to $1,581,000 on March 31, 2006. The Company had a total stockholder's deficiency of approximately $1,794,000 on September 30, 2006, compared to a deficiency of $1,656,000 on March 31, 2006, a increase of approximately $138,000 for the six months ended September 30, 2006, primarily the result company’s net loss of approximately $430,000, offset by paid in capital of approximately $288,000 and deferred compensation - stock options of approximately $5,000.

As of September 30, 2006 the Company's working capital deficit decreased by approximately $26,000 from a working capital deficit of approximately $2,251,000 at March 31, 2006, to a working capital deficit of approximately $2,225,000 at September 30, 2006. The decrease in working capital deficit was attributable primarily to increases primarily in cash, accounts receivable, inventor and decreases accounts payable, due factor offset primarily by increases cash overdraft, related party deferred compensation and other miscellaneous items.

For the six months ended September 30, 2006, the Company had no issuance of its common stock.

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

Operations

For the six months period ended September 30, 2006, cash flows used in operating activities was approximately $350,000 compared to approximately $519,000 during the six months period ended September 30, 2005. The Company over the six months period ended September 30, 2006, implemented an over all spending reduction in operating activities resulting in a significant reduction in cash flows used.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing

For the six months ended September 30, 2006 and 2005, the Company had investments in masters and artwork of approximately $9,000 and $166,000 respectively. Management expects to continue to seek to acquire new titles to enhance its product lines to increase future orders.

Financing

Cash flows provided by for financing activities was approximately $644,000 during the six months period ended September 30, 2006 compared to approximately $263,000 during the six months period ended September 30, 2005.

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

Our President/Co-CEO and our Chief Financial Officer conduct updates and review and evaluate the effectiveness the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. During the last six months, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

Common Stock

On May 9, 2006 the Board of Directors of the Company approved the issuance of 23,117,733 shares of the Company’s common stock upon conversion of liquidated damages and interest by the five shareholders totaling an aggregate of $231,177 which accrued in connection with the sale of the Company’s Series B preferred shares, at the agreed upon conversion price of $0.01 per share. The Company was previously unable to issue such shares of common stock until the shareholders of the Company approved the increase in the authorized number of shares of common stock on March 1, 2006. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

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

DIAMOND ENTERTAINMENT CORPORATION

Dated: November 20, 2006	By: /s/ James K.T. Lu
James K.T. Lu
President and Co-Chief Executive Officer

Dated: November 20, 2006	By: /s/ Fred U. Odaka
Fred U. Odaka
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)