Form 10QSB
period 2006-12-31
DIAMOND ENTERTAINMENT CORP
filed 2007-02-22
CIK 847420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
YES [X]     NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2006, there were 618,262,605 shares of common stock, no par value, outstanding, and 483,251 shares of convertible preferred stock, no par value.

Transitional Small Business Disclosure Format (check one):
YES [  ]     NO [X]

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1: Financial Statements

Condensed Consolidated Balance Sheet as of December 31, 2006 [Unaudited] and March 31, 2006	3-4

Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2006 and 2005 [Unaudited]	5

Condensed Consolidated Statements of Cash Flows for nine months ended December 31, 2006 and 2005 [Unaudited].	6-7

Notes to Condensed Consolidated Financial Statements [Unaudited]	8-29

Item 2: Management's Discussion and Analysis or Plan of Operations	30-37

Item 3: Controls and Procedures	38

Part II. Other Information	38

Item 2: Unregistered sales of Equity Securities and Use of Proceeds	38

Item 6: Exhibits	39

Signatures	40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$169,065	$20,578
Accounts receivable, net of allowance for doubtful accounts of $140,117 and $148,028	794,288	154,139
Inventory, net of reserves of $514,325 and $741,923	831,161	741,923
Notes Receivable	850,000	-
Due from related parties	8,616	4,845
Prepaid expenses and other current assets	74,375	58,317
Total current assets	2,727,505	979,802

PROPERTY AND EQUIPMENT, less accumulated depreciation of $956,748 and $914,528	121,201	163,421

FILM MASTERS AND ARTWORK, less accumulated amortization of $5,123,781 and $4,893,503	197,157	409,540

OTHER ASSETS	28,483	28,483

TOTAL ASSETS	$3,074,346	$1,581,246

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31, 2006	March 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$45,810	$34,781
Accounts payable	893,627	991,996
Related Party - deferred compensation	715,855	997,051
Other accrued expenses	347,270	351,155
Provision for estimated sales returns	350,179	152,000
Due to factor	-	32,929
Financing Agreement Payable	56,306	-
Notes payable	3,157	3,789
Convertible notes payable - net of discounts	53,239	-
Warrant liability	2,488,591	-
Derivative liability	5,329,932	-
Due to related parties - notes payable	48,000	650,874
Customer Deposits	16,400	16,300
Total current liabilities	10,348,366	3,230,875

Note payable, less current portion	-	6,315
TOTAL LIABILITIES	10,348,366	3,237,190

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, no par value; 5,000,000 and 5,000,000 shares authorized; 483,251 issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Deferred Compensation - Stock Option		-
Series A convertible preferred stock, $10,000 per share stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Common stock, no par value; 800,000,000 shares authorized; 618,262,605 and 618,262,605 issued and outstanding	18,807,939	18,807,939
Additional Paid in Capital	336,061	-
Deferred Compensation - Stock Option	-	(5,060)
Accumulated deficit	(27,217,210)	(21,258,013)

TOTAL STOCKHOLDERS' DEFICIENCY	(7,274,020)	(1,655,944)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,074,346	$1,581,246

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

SALES - net	$874,268	$1,569,916	$1,720,313	$3,228,565

COST OF GOODS SOLD	750,600	1,140,221	1,338,024	2,313,962

GROSS PROFIT	123,668	429,695	382,289	914,603

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	271,753	650,497	912,395	1,603,045

PROFIT (LOSS) FROM OPERATIONS	(148,085)	(220,802)	(530,106)	(688,442)

OTHER INCOME (EXPENSE)

Interest expense	(29,413)	(15,983)	(74,365)	(39,318)
Interest expense - Derivatives and warrants	(6,721,762)	-	(6,721,762)	-
Interest income	11,339	287	11,342	828
Other income - Debt Settlement	153,524	-	153,524	-
Other income - Waiver of Accrued Salary	491,070	-	491,070	-
Other income - Forgiveness of Debt	714,329	-	714,329	-
Other income (expense)	299	19,399	(29)	52,200

Total other income (expense)	(5,380,613)	3,703	(5,425,891)	13,710

NET PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES	(5,528,698)	(217,099)	(5,955,997)	(674,732)

PROVISION FOR INCOME TAXES	-	(4,000)	(3,200)	(4,000)

NET PROFIT (LOSS)	$(5,528,698)	$(221,099)	$(5,959,197)	$(678,732)
NET PROFIT (LOSS) PER SHARE -
Basic	$(0.01)	$0.00	$(0.01)	$0.00
Diluted	$(0.01)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING -
Basic	618,262,605	618,145,622	618,262,605	615,068,155
Diluted	618,262,605	618,145,622	618,262,605	615,068,155

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,959,197)	$(678,732)
adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	272,498	291,436
Provision for doubtful accounts	(7,911)	121,816
Inventory reserve	(247,431)	(67,980)

Changes in certain assets and liabilities (increase) decrease in:
Notes Receivable	(850,000)	-
Due from related party	(3,771)	(1,607)
Accounts receivable	(632,238)	(427,152)
Inventory	158,193	(307,226)
Prepaid expenses and other current assets	(16,058)	(13,787)
Accounts payables	(98,369)	639,531
Related party deferred compensation	(281,196)	(2,788)
Other accrued expenses	(3,885)	(213,292)
Provision for estimated sales returns	198,179	174,215
Customer deposits	100	--
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,471,086)	(485,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(0)	(1,400)
Purchase of film masters and artwork	(17,895)	(185,086)
Other assets	(0)	(17,959)
NET CASH USED IN INVESTING ACTIVITIES	(17,895)	(204,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	11,029	(27,852)
Advance from factor	55,000	2,232,316
Payments to factor	(87,929)	(2,440,058)
Proceeds from Financing Agreement	56,306	-
Proceeds (payments) of notes payable	(6,947)	(5,682)
Proceeds (payments) of notes payable (related party)	(602,874)	324,500
Proceeds (payments) of Convertible notes payable - net of discounts	53,239	-
Deferred compensation - stock option	-	(5,642)
Warrant liability	2,488,591	-
Derivative liability	5,329,932	-
Proceeds from the sales of common stock	-	238,177
Additional Paid in Capital - stock option/warrants	336,061	-
Deferred Compensation	5,060	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	7,637,468	315,759

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For the Nine Months Ended December 31,
	2006	2005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$148,487	$(374,252)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,578	464,425

CASH AND CASH EQUIVALENTS - END OF PERIOD	$169,065	$90,173

SUPPLEMENTAL INFORMATION
CASH PAID FOR:
Interest expense	$46,637	$34,352
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for interest and liquidated damages owed to Series B preferred shareholders	$-	$231,177
Stock Option for non-employee	$-	$7,000
Paid in capital for warrants and options	$336,061	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Diamond Entertainment Corporation (the "Company"), organized under the laws of the State of New Jersey on April 3, 1986 and its wholly owned subsidiaries:

1) Jewel Products International, Inc. ("JPI") incorporated under the laws of the state of California on November 25, 1991;

2) Saledirect123.com ("Sales Direct") formerly known as Grand Duplication ("Grand"), incorporated under the laws of the state of California on August 13, 1996; and

3) Galaxy Net ("Galaxy"), incorporated under the laws of the state of Delaware on July 15, 1998. Galaxy was dissolved on April 18, 2006.

4) E-DMEC Corporation ("e-DMEC") incorporated under the laws of the state of California on April 30, 1985.

5) DMEC Acquisition Inc. (“DMECA”) incorporated under the laws of New Jersey on October 31, 2006.

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
DECEMBER 31, 2006

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from Company's normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company had no deposits as of December 31, 2006, with financial institutions subject to a credit risk beyond the insured amount.

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
DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment and disposal of whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

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
DECEMBER 31, 2006

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

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred for the six month period ended December 31, 2006 and approximately $82,000 was incurred in the same period a year earlier.

Shipping Costs
Shipping costs are included in Selling and Marketing expenses in the amount of approximately $114,000 and $210,000 for the nine month periods ended December 31, 2006 and 2005, respectively.

Reclassification

As of December 31, 2006, certain prior year amounts have been reclassified to conform with current presentation.

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
DECEMBER 31, 2006

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

The following table provides the basic and diluted income (loss) per share computations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Net Income (Loss)	$(5,380,613)	$(221,099)	$(5,959,197)	$(678,732)
Weighted average basic shares outstanding	618,262,605	618,145,622	618,262,605	615,068,155

Dilutive Effect of:
Warrants to purchase common stock	--	--	--	--
Convertible preferred stock	--	--	--	--
Convertible preferred stock	--	--	--	--
Stock Options	--	--	--	--

Weighted average diluted shares outstanding	618,262,605	618,145,622	618,262,605	615,068,155
Basic earnings (loss) per share	(.01)	.00	(.01)	.00
Diluted earnings (loss) per share	(.01)	.00	(.01)	.00

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following potentially dilutive shares were excluded from the diluted loss per share calculation for the quarter ended December 31, 2006, as their effects would have been anti-dilutive to the loss incurred by the Company:
Options to purchase common stock	54,500,000
Warrants to purchase common stock	173,333,333
Total	227,833,333

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48, an interpretation of FASB Statement 109, prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the Company beginning January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As this guidance was recently issued, the Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact that the Statement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company currently uses, and has historically applied, the dual method for quantifying identified financial statement misstatements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company is currently evaluating SAB 108, but does not expect the adoption of SAB 108 to have a significant effect on its financial position, results of operations, or cash flows.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company reflected an operating loss during the current year. The Company historically has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Management has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the effects of the uncertainties.

Entry into a Material Definitive Agreement.

On November 28, 2006 the Diamond Entertainment Corporation (“DMEC”) entered into a funding agreement from institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,150,000 received upon execution of the agreement and the remaining $1,150,000 within five days after the first to occur of (i) the actual effectiveness of the Registration Statement or (ii) the delivery by the Company of certified consolidated financial statements of the Company, or sooner if certain milestones are achieved.

The funding consists of convertible securities which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $.015 per share. In addition, 38,333,333 warrants were issued at an exercise price of $.015 per share.

Diamond Entertainment Corporation will use the net proceeds of the first traunch as follows; 1) $850,000 loan to Africa (Ethiopia) P.L.C., 2) $144,000 for working capital, and 3) $156,000 legal fees and other closing costs.

Acquisition or Disposition of Assets

On November 30, 2006, DMEC signed a letter of intent to acquire Rx for Africa, Inc., and all its wholly owned subsidiaries. The acquisition will be made by the DMEC through its new wholly owned subsidiary, DMEC Acquisition Inc. As part of the letter of intent, DMEC received a bridge loan (discussed above) in the form of convertible notes totaling $1,150,000 of which $850,000 will be loaned by the Company to Rx for Africa, Inc. If the board of directors of DMEC approves the signing of the of a definitive merger agreement the Company will receive a second traunch of funding in the form of convertible notes for an additional $1,150,000 to be utilized by Rx for Africa, Inc. DMEC is in negotiation with several potential buyers to sell its existing DVD operations together with all its assets by March 31, 2007 and believes it will be able to sell the business. In the event DMEC fails to sell the business, DMEC plans to wind down the business operations and liquidate its assets. As of the date of this filing, DMEC had not signed the definitive merger agreement from Rx for Africa.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - GOING CONCERN (CONTINUED)

Rx for Africa, Inc.

Rx for Africa, Inc. upon closing of its acquisition of Rx Africa (Ethiopia) P.L.C. will operate a pharmaceutical plant, formerly known as Sunshine Pharmaceutical. The plant is built on twenty three thousand square meters of land located south of Addis Ababa, Ethiopia. The plant was established to manufacture HIV/AIDS, Malaria, Tuberculosis and other generic drugs in Ethiopia. The plant currently has 6 products and within six months expects to produce a minimum of 30 new products.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2006 and March 31, 2006, net of allowance for doubtful accounts were $794,288 and $154,139, respectively. Substantially all of the accounts receivable as of December 31, 2006 and March 2006 have been pledged as collateral under a revolving loan agreement.

The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

As of December 31, 2006 and March 31, 2006, the Company had an allowance for doubtful accounts of $140,117 and $148,028, respectively.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4 - INVENTORY

Inventory consisted of the following as of:

	December 31, 2006	March 31, 2006
Raw materials	$473,468	$563,820
Finished goods	872,018	939,859

	1,345,486	1,503,679
Less: valuation allowance	(514,325)	(761,756)

Inventory, net	$831,161	$741,923

The following are the components of the Company’s inventory balance together with the applicable reserve for each of the respective categories and periods:

Inventory By Classification:	December 31, 2006	March 31, 2006

DVD Inventory	$1,112,703	$1,121,477
Reserve	(306,421)	(407,874)
Net DVD Inventory	806,282	650,603
Video Inventory	226,272	375,691
Reserve	(201,393)	(284,371)
Net Video Inventory	24,879	91,320
General Merchandise	6,511	6,511
Reserve	(6,511)	(6,511)
Net General Merchandise	-	-
TOTAL INVENTORY	1,345,486	1,503,679
TOTAL RESERVE	(514,325)	(761,756)
NET INVENTORY	$831,161	$741,923

Allowance

At December 31, 2006, an allowance has been established for inventory totaling $514,325. The allowance includes approximately $155,299 in reserve for consignment inventory held by a major customer who declared bankruptcy under Chapter 11 on January 12, 2006. The remaining balance of this reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory that has been primarily videocassette inventory, which has passed its peak selling season.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4 - INVENTORY (CONTINUED)

Allowance (continued)

The following table sets forth the activity recorded in our inventory allowance balance for the applicable periods:

Inventory Reserve Detail:	December 31, 2006	March 31, 2006

Beginning Balance	$(761,756)	$(441,514)
Provision to Cost of Goods Sold	247,431	(691,805)
Inventory write-off		371,563
Ending Reserve Balance	$(514,325)	$(761,756)

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

Due to related parties - notes payable:

	December 31,	March 31,
	2006	2006

a) Note payable - ATRE	$-	$582,874
b) Convertible note payable - Jeffrey Schillen	48,000	48,000
c) GJ Products	-	20,000
		$
	$48,000	$650,874

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6 - NOTES RECEIVABLE

Notes Receivable:

	December 31, 2006	March 31, 2006
Promissory Note Receivable- Rx for Africa	$850,000	$-

Pursuant to a subscription agreement between the Company and its subscribers, Longview Fund, LP and Alpha Capital Anstalt, the Company received a bridge loan of $1,000,000 and $150,000, respectively, from the subscribers. Concurrent with the funding of the bridge loan on November 28, 2006, the Company loaned to Rx for Africa $850,000 of the bridge loan due upon the closing of the acquisition of Rx for Africa by the Company as set forth in the letter of intent entered into by the Company and Rx for Africa on November 19, 2006. Interest on the note receivable is at 14% per annum. (See Note 8 - Notes Payable)

NOTE 7 - FINANCING AGREEMENT PAYABLE

Due Financing Agreement Payable:

	December 31, 2006	March 31, 2006
Longview Fund, LC - Revolving note payable	$56,306	$-

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 8 - NOTES PAYABLE

Notes Payable represents the following as of:

	December 31, 2006	March 31, 2006
Production Equipment	$3,157	$10,104
Less current	-	(3,789)
Long term	-	6,315

On August 15, 2004, the Company incurred an additional note in the amount of $22,733 bearing interest at 7.5% to purchase a Sony sprinter for $22,733. The balance of this note was $3,157 and $10,104 at December 31, 2006 and March 31, 2006, respectively.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

Notes Payable represents the following as of:

	December 31, 2006	March 31, 2006
Convertible Notes Payable- net of discounts	$53,239	$-

During the three months ended December 31, 2006 the Company issued notes to third parties. As part of the several of the financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price(1)	Term of Note
November 30, 2006 (1)	$1,150,000	$ 0.0.15	2 years

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
March 26, 2004	35,000,000	$0.012	5 years
June 30, 2006	100,000,000	$0.0025	5 years
November 30, 2006	38,333,333	$0.015	5 years

(1)	warrants issued with this financing transaction.

For these transactions, the Company has determined the appropriate method of accounting is to include the entire debt as a current liability on the balance sheet, since the debt is immediately convertible at the option of the holder.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

The notes contain provisions on interest accrual at the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). The Interest Rate shall not be less than eight percent (8%). Interest shall be calculated on a 360 day year. Interest on the Principal Amount shall be payable monthly, commencing 120 days from the closing and on the first day of each consecutive calendar month thereafter (each, a “Repayment Date”) and on the Maturity Date.

Following the occurrence and during the continuance of an Event of Default (as discussed in the Note), the annual interest rate on the Note shall automatically be increased by two percent (2%) per month until such Event of Default is cured.

The Notes also provide for liquidated damages on the occurrence of several events. As of December 31, 2006, no liquidating damages have been incurred by the Company.

Redemption Option - The Company will have the option of prepaying the outstanding Principal Amount (“Optional Redemption”), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon.

Debt features - The Holder shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding Principal Amount of this Note, together with interest and fees due hereon, into shares of Common Stock.

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the Note on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the three months ended December 31, 2006, the Company accreted $53,239 of debt discount related to the Notes.

Warrants Issued

The estimated fair values of the warrants at issuance of the convertible note were as follows:

Date of Warrants Issued	Number of Warrants	Value at Issuance	Initial Volatility Factor
March 26, 2004	35,000,000	$393,239	131%
June 30, 2006	100,000,000	$1,128,417	131%
November 30, 2006	38,333,333	$1,526,688	131%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. In valuing the warrants at

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

Warrants Issued (Continued)

December 31, 2006, the Company used the closing price of $0.016, the respective exercise price, the remaining term on each warrant, and a volatility of 137%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2006, had increased to a fair value of $2,488,591, due in part to a decrease in the market value of the Company’s common stock to $0.016 from $0.012 at issuance of the November 30, 2006 convertible notes amount, which resulted in Other Expense of $674,679 on the Company’s books.

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Debt Features

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the debt features provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option as well as the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value as follows, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet.

Date of Note	Amount of Notes	Debt Features Value at Issuance	Initial Carrying Value
November 30, 2006	$1,150,000	$4,127,925	$0

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. In valuing the debt features at December 31, 2006 the Company used the closing price of $0.015 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 137%.

Pursuant to the terms of the Notes, the Company has the option of prepaying the outstanding Principal Amount in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

Debt Features (continued)

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

The significant fluctuations can create significant income and expense items on the financial statements of the Company.

Because the terms of the 2006 convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the Company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The 2006 notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. Certain agreements include minimum guaranteed payments. For the three months ended December 31, 2006 and 2005, royalty expense was $14,026 and $2,568, respectively, pursuant to these agreements. For the nine months ended December 31, 2006 and 2005, royalty expense was $18,623and $47,942 respectively, pursuant to these agreements.

Video Agreements

The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 11 - STOCKHOLDERS' DEFICIENCY

Common Stock

As of December 3, 2006, the aggregate number of shares of common stock that the Company has authority to issue is 800,000,000 shares with no par value. As of December 31, 2006 and March 31, 2006, 618,262,605 shares were issued and outstanding.

For the nine months ended December 31 2006, the Company did not issue any of its common stock.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 11 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Warrants (continued)

On November 28, 2006 the Company entered into a funding agreement from institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,150,000 received upon execution of the agreement and the remaining $1,150,000 within five days after the first to occur of (i) the actual effectiveness of the Registration Statement or (ii) the delivery by the Company of certified consolidated financial statements of the Company. In connection with the funding, the Company granted the investors stock warrants to purchase, at any time, shares of the Company's common stock which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $.015 per share. In addition, 38,333,333 warrants were issued at an exercise price of $.015 per share. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

The following schedules summarize warrants for the period ended:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2006	Weighted Average Exercise Price
0.012 - .0025	135,000,000	4.16	$0.005	135,000,000	$0.005
0 .015	38,333,333	4.92	0.015	38,333,333	0.015
0.015-.0025	173,333,333	4.32	$0.007	173,333,333	$0.007

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2006	Weighted Average Exercise Price

0.012	35,000,000	2.98	$0.012	35,000,000	$0.012
0.070	1,525,000	0.11	0.020	1,525,000	0.020
	36,525,000	2.98	$0.016	36,525,000	$0.016

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 11 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Common Stock Options

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options under the New Plan.  The Company’s financial statements as of September 30, 2006 and for the six months ended September 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations during the six months and ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. There were no options issued to any employees or directors after January 1, 2006 or up to and including December 31, 2006.

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 11 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Common Stock Options (continued)

Officers/Directors

The options totaling 14,500,000 expired on November 15, 2006.

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
DECEMBER 31, 2006

NOTE 11 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

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

The following summarizes the common stock option transactions for the nine months ended December 31, 2006 and fiscal year ended March 31, 2006.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 11 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Common Stock Options (continued)

2005 Equity Compensation Program (continued)

Options issued and outstanding:
	Officers/ Directors	Consultants	Weighted Average Exercise Price

Options exercisable, March 31, 2006	56,500,000	1,000,000	$0.007
Granted	-	-
Exercised	-	-	$0.007
Expired	(2,000,000)	(1,000,000)
Options exercisable, December 31, 2006	54,500,000	-	$0.007

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

There were no equity compensation programs for 2006.

NOTE 12 - SUBSEQUENT EVENTS

On January 31, 2007, Jeffrey I. Schillen, Executive Vice President and Co-CEO of the Company entered into a Debt Waiver and Release Agreement and a Debt Forgiveness and Release Agreement with the Company. Mr. Schillen waived and/or forgave the following debts owed to him by the Company:

Demand Note	$48,000
Accrued interest on Demand Note	50,865
Accrued salaries and wages	588,374
Total amount waived/forgiven	$687,739

On January 31, 2007, the Company entered into a settlement agreement with one of its major supplier (“Supplier”) of inventory products as follows:

In lieu of payment in cash for $115,000 representing one half of the outstanding accounts payable owed to the Supplier by the Company, the Supplier agreed to be paid in common stock of the Company totaling, 8,214,286 shares at the market price of $0.014 per share as of January 31, 2007.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended March 31, 2006 included in its Annual Report on Form 10KSB and its Form 10QSB for the periods ended June 30, 2006 and September 30, 2006. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 2005:

Results of Operations

EXECUTIVE SUMMARY

During the nine months period ended December 31, 2006 and 2005, Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") operated in one principal industry in the distribution and sales of DVD/video programs. During the nine months period ending December 31, 2005, the company discontinued distribution of certain general merchandise.

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

During the nine months ended December 31, 2006, DVD program sales and videocassette program sales represented 95% and 5% of total sales respectively compared to 77% and 23%, respectively, for the same periods a year earlier. For the nine months ended December 31, 2006, videocassette and DVD program sales decreased by 87% and 35%, respectively, when compared to the nine months period ended December 31, 2005. The decrease in sales volume was the result of lower volume of sales orders received from our major customers.

During the nine months ended December 31, 2006, the lower demand for our DVD and videocassette programs from our major customers was the primary reason for our decrease in total sales of approximately 47% when compared to the same period a year earlier.

The Company's wholly owned subsidiary Jewel Products International, Inc. ("JPI") is in the business of distributing certain general merchandise. During the nine months period ended December 31, 2006, JPI did not record any sales of general merchandise products and during the same period a year earlier JPI had minimal sales.

Entry into a Material Definitive Agreement

On November 28, 2006 the Diamond Entertainment Corporation (“DMEC”) entered into a funding agreement from institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,150,000 received upon execution of the agreement and the remaining $1,150,000 within five days after the first to occur of (i) the actual effectiveness of the Registration Statement or (ii) the delivery by the Company of certified consolidated financial statements of the Company, or sooner if certain milestones are achieved.

The funding consists of convertible securities which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $.015 per share. In addition, 38,333,333 warrants were issued at an exercise price of $.015 per share.

Diamond Entertainment Corporation will use the net proceeds of the first traunch as follows; 1) $850,000 loan to Africa (Ethiopia) P.L.C., 2) $144,000 for working capital, and 3) $156,000 legal fees and other closing costs.

Acquisition or Disposition of Assets

On November 30, 2006, DMEC signed a letter of intent to acquire Rx for Africa, Inc., and all its wholly owned subsidiaries. The acquisition will be made by the DMEC through its new wholly owned subsidiary, DMEC Acquisition Inc. As part of the letter of intent, DMEC received a bridge loan (discussed above) in the form of convertible notes totaling $1,150,000 of which $850,000 will be loaned by the Company to Rx for Africa, Inc. If the board of directors of DMEC approves the signing of the of a definitive merger agreement the Company will receive a second traunch of funding in the form of convertible notes for an additional $1,150,000 to be utilized by Rx for Africa, Inc. DMEC is in negotiation with several potential buyers to sell its existing DVD operations together with all its assets by March 31, 2007 and believes it will be able to sell the business. In the event DMEC fails to sell the business, DMEC plans to wind down the business operations and liquidate its assets. As of the date of this filing, DMEC had not signed the definitive merger agreement from Rx for Africa

Rx for Africa, Inc.

Rx for Africa, Inc. upon closing of its acquisition of Rx Africa (Ethiopia) P.L.C. will operate a pharmaceutical plant, formerly known as Sunshine Pharmaceutical. The plant is built on twenty three thousand square meters of land located south of Addis Ababa, Ethiopia. The plant was established to manufacture HIV/AIDS, Malaria, Tuberculosis and other generic drugs in Ethiopia. The plant currently has 6 products and within six months expects to produce a minimum of 30 new products.

NET SALES

Net sales for the Company were approximately $1,720,000 for the nine month period ended December 31, 2006 as compared to approximately $3,229,000for the same period a year earlier. For the nine months period ended December 31, 2006 and 2005, DVD program net sales were approximately $1,617,000 and $2,482,000, respectively. Video program sales were approximately $103,000 and $745,000, respectively, for the nine month period ended December 31, 2006 and 2005. The lower DVD program sales of approximately $865,000 were the result of lower volume of orders received from our major customers. The reduced video program sales of approximately $642,000 were primarily caused by the industry shift from videocassette programs to DVD programs. For the nine months period ended December 31, 2006, Walgreens accounted for approximately $440,000 in net sales which included approximately $299,000 in estimated sales returns.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2006 and 2005 was approximately $382,000and $915,000 or 23% and 28% of sales, respectively. The lower gross margin of approximately $533,000 was primarily the result of decreased sales volume The decrease in the gross profit percentage when compared to sales was primarily the result of discounted prices and sales price erosion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the nine months ended December 31, 2006 and 2005 were approximately $284,000 and $691,000, respectively. The decrease in selling expenses of approximately $407,000 was attributable mainly to lower commission, freight expenses, salaries/wages, royalty expense, advertising, and sales promotion.

General Administrative expenses for the nine months ended December 31, 2006 and 2005 were approximately $610,000and $912,000, respectively. The decrease in general administrative expenses of approximately $302,000 was primarily the result of decrease in salaries/wages, legal fees, sales tax, and provision for bad debts, offset by increase financing cost and compensation expense for stock options.

OTHER INCOME AND EXPENSE

Interest expense for the nine months ended December 31, 2006 and 2005 was approximately $74,000and $39,000 respectively. The increase in interest expense of approximately $35,000 was primarily the result of increased interest resulting from our new financing arrangement entered into in June and November 2006.

Interest expense - Derivatives and Warrants for the nine months ended December 31, 2006 was $6,722,000 resulting from the recording of Black Scholes derivatives and warrants interest in connection with the convertible notes and warrants outstanding as of December 2006.
Interest income for the nine months ended December 31, 2006 and 2005 was approximately $11,000 and $1,000 respectively. The increase in interest income of approximately $10,000 was primarily the result of increased interest income resulting from the November 2006 note receivable from Rx for Africa of $850,000.

Increases in Other income for the nine months ended December 31, 2006 and 2005 were the result of the following:

1) Other income - Debt Settlement increased by approximately $153,000 resulting from settlements of accounts payable owed to certain vendors of the Company.

2) Other income - Waiver of Accrued Salaries/Wages and Other income - Forgiveness of Debt increased by approximately $491,000 and $714,000, respectively. The president - James Lu waived all of his accrued salaries totaling approximately $491,000 and holders of related party notes, forgave approximately $714,000 in related party notes and accrued interest in November 2006.

3) Other income (expense) was lower by approximately $52,000 when compared to the same period a year earlier primarily the results of the Company recording cash discount from vendors for the nine months period ended December 31, 2005.

OPERATING INCOME AND LOSS

Our operating loss for the nine months period ended December 31, 2006 was approximately $530,000 as compared to approximately $688,000 for the same period last year. The decrease in the Company's operating profit of approximately $158,000 arose primarily from a decrease in gross profit of approximately $535,000 and a decrease in operating expenses of approximately $691,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net loss before income taxes for the nine months ended December 31, 2006 was approximately $5,956,000 as compared to a net loss of approximately $679,000 for the same period last year. The primary reason for the net loss before provision for income taxes at December 31, 2006, was the Company's operating loss of approximately $530,000 and other income and expense of approximately $5,426,000.

The Company's auditors issued a going concern report for the year ended March 31, 2006. There can be no assurance that management's plans to reduce operating losses will continue or the Company's efforts to obtain additional financing will be successful.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2005:

NET SALES

Net sales for the Company was approximately $874,000 for the quarter ended December 31, 2006 as compared to approximately $1,570,000 for the quarter ended December 31, 2005, representing a decrease of approximately 44%. DVD program net sales were approximately $834,000for the quarter ended December 31, 2006, as compared to approximately $1,282,000 for the quarter ended December 31, 2005, representing a decrease of approximately 35%. Video program sales were approximately $40,000 for the quarter ended December 31, 2006, as compared to approximately $351,000 for the quarter ended December 31, 2005, a decrease of approximately 89%. The industry shift from videocassette programs to DVD programs together with decreased orders placed by our major customers for DVD and videocassette products contributed toward these percent changes.

GROSS PROFIT

Gross profit was approximately $124,000 for the three months ended December 31, 2006 as compared to approximately $430,000 for the three months ended December 31, 2005. The lower gross margin of approximately $306,000 was primarily the result of decreased sales. For the three months ended December 31, 20.6 and 2005 the gross profit as a percentage of sales was 14% and 27%, respectively. The decrease of the gross profit as a percentage to sales of 13% was primarily the result of liquidating our videocassette inventory at discounted prices and lower margins realized from our DVD programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended December 31, 2006 and 2005 were approximately $86,000 and $273,000, respectively. The decrease in selling expenses of approximately $187,000 was primarily caused by decreased levels in salaries/wages, commission expense, advertising and sales promotion expenses and freight expense.

General and administrative expenses for the three months ended December 31, 2006 and 2005 were approximately $179.000 and $377,000, respectively. The decrease in general administrative expenses of approximately $198,000 was primarily the result of lower expense levels in salaries/wages, rent, legal fees, sales taxes, and provision for bad debts, offset be increases in financing costs, and compensation costs for stock options.

OTHER INCOME AND EXPENSE

Interest expense for the three months ended December 31, 2006 and 2005 was approximately $29,000 and $16,000 respectively. The increase in interest expense of approximately $13,000 was primarily the result of increased interest resulting from our new financing arrangement entered into in June and November 2006.

Interest expense - Derivatives and Warrants for the three months ended December 31, 2006 was $6,722,000 resulting from the recording of Black Scholes derivatives and warrants interest in connection with the convertible notes and warrants outstanding as of December 31, 2006.

Interest income for the three months ended December 31, 2006 and 2005 was approximately $11,000 and $300 respectively. The increase in interest income of approximately $10,000 was primarily the result of increased interest income resulting from the November 2006 note receivable from Rx for Africa of $850,000.

Increases in Other income for the three months ended December 31, 2006 and 2005 were the result of the following:

1) Other income - Debt Settlement increased by approximately $153,000 resulting from settlements of accounts payable owed to certain vendors of the Company.

2) Other income - Waiver of Accrued Salaries/Wages and Other income - Forgiveness of Debt increased by approximately $491,000 and $714,000, respectively. The president - James Lu waived all of his accrued salaries totaling approximately $491,000 and holders of related party notes, forgave approximately $714,000 in related party notes and accrued interest in November 2006.

3) Other income (expense) was lower by approximately $19,000 when compared to the same period a year earlier primarily the results of the Company recording cash discount from vendors for the three months period ended December 31, 2005.

OPERATING INCOME

Our operating loss for the three months ended December 31, 2006 was approximately $148,000 as compared to an operating loss of approximately $221,000 for the same period last year. The decrease in the Company's operating profit of approximately $73,000 arose primarily from a decrease in gross profit of approximately $305,000 and an increase in operating expenses of approximately $378,000.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The Company's net income before income taxes for the three months ended December 31, 2006 was approximately $5,529,000 as compared to approximately $217,000 for the same period last year. The primary reason for the net profit before provision for income taxes at December 31, 2006, was the Company's operating loss of approximately $148,000 and other income and (expense) of approximately $5,381,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has four primary sources of capital which include 1) cash provided by operations, 2) a revolving loan arrangement with a financial institution to borrow against the Company's trade accounts receivable, 3) funds derived from the sale of its common stock and 4) a loan arrangements with private investors and related parties. Although there can be no assurance, management believes that its currently projected revenues will continue to support its operations during remaining months of fiscal year 2007. If cash flow was not adequate, and no other source of capital was available to the Company, the Company would have to sell its business and assets or enter into a merger with a viable merger candidate. The Company has identified a merger candidate and has signed a letter of intent on November 30, 2006.

Management has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the effects of the uncertainties.

Entry into a Material Definitive Agreement.

On November 28, 2006 the Diamond Entertainment Corporation (“DMEC”) entered into a funding agreement from institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,150,000 received upon execution of the agreement and the remaining $1,150,000 within five days after the first to occur of (i) the actual effectiveness of the Registration Statement or (ii) the delivery by the Company of certified consolidated financial statements of the Company, or sooner if certain milestones are achieved.

The funding consists of convertible securities which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis] or $.015 per share. In addition, 38,333,333 warrants were issued at an exercise price of $.015 per share.

Diamond Entertainment Corporation will use the net proceeds of the first traunch as follows; 1) $850,000 loan to Africa (Ethiopia) P.L.C., 2) $144,000 for working capital, and 3) $156,000 legal fees and other closing costs.

Acquisition or Disposition of Assets

On November 30, 2006, DMEC signed a letter of intent to acquire Rx for Africa, Inc., and all its wholly owned subsidiaries. The acquisition will be made by the DMEC through its new wholly owned subsidiary, DMEC Acquisition Inc. As part of the letter of intent, DMEC received a bridge loan (discussed above) in the form of convertible notes totaling $1,150,000 of which $850,000 will be loaned by the Company to Rx for Africa, Inc. If the board of directors of DMEC approves the signing of the of a definitive merger agreement the Company will receive a second traunch of funding in the form of convertible notes for an additional $1,150,000 to be utilized by Rx for Africa, Inc. DMEC is in negotiation with several potential buyers to sell its existing DVD operations together with all its assets by March 31, 2007 and believes it will be able to sell the business. In the event DMEC fails to sell the business, DMEC plans to wind down the business operations and liquidate its assets. As of the date of this filing, DMEC had not signed the definitive merger agreement from Rx for Africa.

Rx for Africa, Inc.

Rx for Africa, Inc. upon closing of its acquisition of Rx Africa (Ethiopia) P.L.C. will operate a pharmaceutical plant, formerly known as Sunshine Pharmaceutical. The plant is built on twenty three thousand square meters of land located south of Addis Ababa, Ethiopia. The plant was established to manufacture HIV/AIDS, Malaria, Tuberculosis and other generic drugs in Ethiopia. The plant currently has 6 products and within six months expects to produce a minimum of 30 new products.

Accounts Receivable Revolving Loan Agreement. On May 2, 2005, the Company terminated its factoring agreement with the Greystone Financial Services, LP and all obligations owed under the factoring agreement were satisfied and paid in full as of June 30, 2006. On June 30, 2006, the Company entered into an Accounts Receivable Revolving Loan Agreement (“Agreement”) with financial institution located in San Francisco, CA for a revolving accounts receivable line of credit up to $250,000 for a term expiring in twelve months from the date of inception. Under the terms of the Agreement, the Company can borrow up to $250,000 against the Company’s accounts receivable of irrevocable sales made to its customer, excluding any consignment sales or any non-irrevocable sales. The Company is advanced 75% of the face value of the accounts receivable presented for borrowing. The cost of funds borrowed under the Agreement is at 1.67% per month of the outstanding accounts receivable balance presented for borrowing calculated on a daily basis. Cost of Funds borrowed against any accounts receivable in amounts exceeding 75% of its face value is at 2% per month calculated on a daily basis. At the end of each month any excess funds available against the Company’s qualified accounts receivable net of cash receipts from the customer will be advanced to the Company. All of the assets of the Company as of June 30, 2006 and have been collateralized under the security agreement with the lender. The loan Agreement may be terminated by the lender by giving the Company 30 days written notice. Concurrent with this loan, the company granted 100,000,000 warrants to the lender with an expiration date of 6/30/2011 and a $0.0025 exercise price. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months). Given that the loan was entered into on the last day of the quarter ending June 30, 2006 and no expense was taken during such quarter.

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

Related party loan. American Top Real Estate, Inc. ("ATRE") was formed in March 1989 for the purposes of acquiring, owning and holding real property for commercial development. ATRE does not engage in any other business operations. The Company paid $50,000 for 50% of the issued and outstanding common stock of ATRE. Subsequent loan participation by the investors in ATRE reduced the Company's shareholder interest to 7.67%. The Company's 2003 operations include a write-down of its investment in ATRE, which reduced the Company's investment in ATRE to zero, net of taxes. The write-down resulted from the operating results of ATRE which reduced the Company's investment in ATRE to zero and, as a consequence, the Company's future financial results will not be negatively affected by ATRE's ongoing operations. The Company has no obligation to fund future operating losses of ATRE. During the nine month period ended December 31, 2006, the Company did not borrow any funds from its principal shareholder. During fiscal 2007, the Company had borrowed approximately $583,000 from ATRE with interest at 10% per annum. Effective January 1, 2006, ATRE agreed to waive charging future interest of 10% per annum on the loan. In November 2006, ATRE entered into a forgiveness of debt agreement with the Company and forgave the entire principal and interest of the related party notes payable of approximately $583,000 and $14,000, respectively, owed by the Company.

During fiscal, 2007, the Company borrowed approximately $97,000 and $20,000 from GJ Products and James Lu, respectively. In November 2006, both GJ Products and James Lu entered into debt forgiveness agreements with the Company and forgave the entire principal balances and interest of related party notes of approximately $97,000 and $20,000, respectively.

On December 31, 2006 the Company had assets of approximately $3,074,000 compared to $1,581,000 on March 31, 2006. The Company had a total stockholder's deficiency of approximately $7,274,000 on December 31, 2006, compared to a deficiency of approximately $1,656,000 on March 31, 2006, an increase of approximately $5,618,000. The increase in stockholder's deficiency was the result of recording the net loss of approximately $5,959,000 and by the expensing of deferred compensation for stock option in the amount of approximately $5,000 offset by additional paid in capital of approximately $336,000.

As of December 31, 2006 the Company's working capital deficit increased by approximately $3,119,000 from a working capital deficit of approximately $2,251,000 at March 31, 2006, to a working capital deficit of approximately $5,370,000 at December 31, 2006. The increase in working capital deficit was attributable primarily to increases in cash, accounts receivable, notes receivables, decreases in due to related parties notes payables, accounts payable, and related party deferred compensation offset by increases in the working capital deficit attributable to increase in provision for estimated returns, notes payable, warrant liability and derivative liability.

For the nine months ended December 31, 2006, the Company had the following significant issuance of its common stock:

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

Operations

Cash flows used in operating activities was approximately $7,471,000 during the nine months period ended December 31, 2006 compared approximately $486,000 during the nine months period ended December 31, 2005. Cash used in operating activities for the nine months period ended December 31, 2006 was primarily attributable to the company’s net loss and increases in notes receivable, accounts receivable, and decreases in inventory reserve and related party deferred compensation.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing

For the nine months ended December 31, 2006 and 2005, investments in masters and artwork were approximately $18,000 and $185,000, respectively.

Financing

Cash flows provided by financing activities was approximately $7,638,000 during the nine months period ended December 31, 2006 compared to approximately $316,000 used by financing activities during the nine months period ended December 31, 2005. The increase of approximately $7,322.000 was primarily the result of recording warrants and derivative liabilities in connection with the warrants and convertible notes outstanding as of December 2006.

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

    DIAMOND ENTERTAINMENT CORPORATION

Dated: February 20, 2007                                                                    By: /s/ James K.T. Lu
James K.T. Lu
President and Co-Chief
Executive Officer

Dated: February 20, 2007                                                                    By: /s/ Fred U. Odaka
Fred U. Odaka
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)