Form 10KSB
period 2007-03-31
DIAMOND ENTERTAINMENT CORP
filed 2007-07-16
CIK 847420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2007

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-17953

                        DIAMOND ENTERTAINMENT CORPORATION
                 (Name of small business issuer in its charter)

              New Jersey                                    22-2748019
              ----------                                    ----------
    (State of other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

      800 Tucker Lane, Walnut, CA                             91789
      ---------------------------                             -----
(Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number: (909) 839-1989

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended March 31, 2007 totaled
$2,295,710.

The aggregate market value of registrant's Common Stock held by non-affiliates on June 30, 2006 was approximately $11,900,000 based upon the average closing bid and asked sales prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of March 31, 2007, 20,696,882 shares of the issuer's Common Stock were outstanding. On March 27, 2007, the registrant's 30 to 1 reverse stock split became effective. As of June 30, 2007, 189,821,018 shares of the issuer's Common Stock were outstanding.

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----
ITEM 1.  DESCRIPTION OF BUSINESS                                               2
ITEM 2.  DESCRIPTION OF PROPERTY                                               6
ITEM 3.  LEGAL PROCEEDINGS                                                     6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   6
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              7
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            12
ITEM 7.  FINANCIAL STATEMENTS CONSOLIDATED FINANCIAL STATEMENTS               19
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                 21
ITEM 8A. CONTROLS AND PROCEDURES                                              22
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                    23
ITEM 10. EXECUTIVE COMPENSATION                                               24
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      27
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       28
ITEM 13. EXHIBITS                                                             29
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                               30

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


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") was formed under the laws of the State of New Jersey on April 3, 1986. In May 1999, the Company registered in the state of California to do business under the name "e-DMEC". All references to the "Company", "the Corporation", "DMEC", "we", "our", or "us" refer to Diamond Entertainment Corporation doing business as e-DMEC and its subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 800 Tucker Lane, Walnut, California 91789. DMEC markets and sells a variety of DVD (Digital Video9 Disc) and videocassette titles to the budget home video and DVD market.

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

The Company's wholly owned subsidiary Jewel Products International, Inc. ("JPI") is in the business of manufacturing and distributing general merchandise, children's toy products and other sundry items from U.S. based importers or directly from Asia for distribution, and distributing to mass merchandisers in the United States. During the year ended March 31, 2007, 2006 and 2007, JPI was dormant and did not record sales of its products.

VIDEO PROGRAM LINE

Our products consist of a total of approximately 1,126 titles appealing to all age groups. The programs include cartoons, horror films, science fiction, dramas, adventure stories, mysteries, musicals, comedies, fairy tale adaptations, educational programs, wrestling and sports highlights. Public domain programs account for approximately 847 titles, licensed programs account for approximately 267 titles of our program inventory and we own 12 titles.

      o Motion Pictures - Public Domain. We offer a total of 239 feature motion picture titles including many film classics, biblical tales, and a large collection of favorite performers. Titles include "The Naked Kiss", and "Second Woman".

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

      o Sports Programs - Licensed. We have licenses to market 18 sports programs of wrestling such as Wild Women of Wrestling and AJ Styles Matches

      o Spanish Movies - Licensed. We license approximately 12 Spanish movies such as La Portere Ardiente and Conevion Criminal.

DVD PROGRAM LINE

The DVD program inventory currently consists of 398 titles, which are public domain feature films and television episodes.

      o Motion Pictures - We offer 300 titles in DVD format covering many film classics in various categories including drama, horror, westerns, action, and comedy.

      o     Television Episodes - We offer 42 classic television program titles.

      o Bible Series - 9 Testament, 1 Life of Christ and 1 Stories & Miracles of Jesus.

      o Sports - Wild men of wrestling/Wild women of wrestling/A.J. Styles matches

      o     Children's - 12 Learning Treehouse and 3 Baby Brightest

Our program inventory consists of titles that appeal to children and those which include popular performers, characters or themes. The video and DVD programs which are classic films, educational, instructional, or those which have been requested by distributors. We enter into a licensing agreement with respect to those programs that are subject to copyright protection or obtain documentation confirming public domain status from various unaffiliated program suppliers.

During the years ended March 31, 2007 and March 31, 2006, we acquired approximately 28 and 58 new titles, respectively. As of March 31, 2007, the net book value of our film masters and artwork was approximately $159,000. We believe that our film masters and artwork are significant assets since we derive the majority of our revenue from their use.

SUPPLIERS

VIDEO/DVD PRODUCTS

For the year ended March 31, 2007, the Company purchased video and DVD products from three suppliers that accounted for approximately 79% of the Company's net purchases. During such period, the percentages of net video/DVD product purchases made from such suppliers were 55%, 13% and 11%, respectively. We believe that, if for any reason we could not rely on or retain the services of any of our current suppliers, duplicators or manufacturers, other suppliers would be readily available in the marketplace.

MARKETING

VIDEO/DVD PRODUCTS

We market our program inventory to large retail chain outlets and provide each retail chain operator with brochures, advertising materials and literature describing and promoting our program inventory. Our products are sold through more than seven mass merchandisers such as, Walgreens, Dolgen., NWL Holdings, LLC, Anderson Merchandisers and Ross Stores Inc., primarily in the Northeast, the South and the East Coast. These outlets sell our products to the general public at retail prices ranging from approximately $1.99 to $9.99 per videocassette and $3.99 to $12.99 per DVD program pack. For the years ended March 31, 2007 and 2006, we derived revenue from our video and DVD products of approximately $$2,296,000 and $3,510,000, respectively. For the year ended March 31, 2007, we had net sales to two major customers, Walgreens and Anderson merchandisers who accounted for approximately 35% and 15% of total revenues, respectively, the combined revenues of totaling approximately $1,149,000. For the year ended March 31, 2006, we had net sales to two major customers, Walgreens and Musicland Group. who accounted for approximately 32% and 13% of total reeveues, respectively, the combined revenues totaling of approximately $1,571,00.

CUSTOMERS

VIDEO/DVD PRODUCTS

Our marketing strategy of distributing directly to retail chain outlets has allowed us to market our products at all consumer levels. In particular, we seek to attract retail customers in department, drug, discount, electronic, music, toy and book stores as well as supermarkets and convenience stores. We have established a name recognition of our company as a DVD distributor specializing in educational, children and film classics video, and DVD titles. In addition, through our sales program, we have place increased focus on the promotion of sales to major mass merchandising companies which would increase the delivery of high volume orders.

During the fiscal year ended March 31, 2007, we derived approximately 86% of our gross revenue from sales to mass merchandisers and other retail outlets and approximately 14% of gross revenue was derived from sales through consignment arrangements with a catalog company and a retail company. We only book sales from consignment sales after the catalog company delivers the actual funds from such sales. Less than one percent of revenues are derived from products sold on a retail basis directly to consumers via the internet.

SEASONALITY

VIDEO AND DVD PRODUCTS

DMEC generally experiences higher sales from our video and DVD programs from September through January due to increased consumer spending around the year-end holidays. However, during the year ended March 31, 2007, the Company derived approximately 52%f its gross revenue from sales during those five months, with approximately 48% of revenue generated in the remaining seven months of the year. During the year ended March 31, 2007, the Company derived approximately 71%f its gross revenue from sales during those five months, with approximately 29% of revenue generated in the remaining seven months of the year

LICENSE ARRANGEMENTS

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

The various licensing agreements that we have entered into with licensors provide for advance payments ranging from $1,500 to $100,000 and subsequent royalty payments based upon either a per video or DVD sold fee or a percentage of wholesale price fee. During the year ended March 31, 2007, and 2006 we incurred royalty expenses of approximately $29,000 and $80,000 respectively, under our licensing agreements.

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

As of March 31, 2006 we had an outstanding loan balance and accrued interest of $582,874 and $14,255 respectively, owed to ATRE, interest at the rate of 10% per annum, and due upon demand. On November 27, 2007, in accordance the waiver of debt clause of the then proposed merger agreement between the Company and Rx for Africa which was finalized on May 4, 2007, ATRE entered into a Waiver of Debts Agreement with the Company, whereby ATRE forgave the entire principal and interest of the notes payable and interest of $582,874 and $14,255, respectively.

INSURANCE

The Company has a commercial general liability policy including policies covering personal property and products for damages. These policies cover the Company in all of its facilities. Management believes the Company's insurance coverage is adequate for most foreseeable problems, and is comparable with the coverage of other companies in the same business and of similar size.

EMPLOYEES

As of March 31, 2007, the Company and its subsidiaries employed 12 full-time personnel and 5 part time employees as compared to 22 full-time employees as of March 31, 2006. During the peak season the Company engages additional part-time or temporary personnel to help with the surge for Christmas season orders. The Company reduces its manufacturing force after the peak season to improve the profitability of the operations when sales orders decline. Neither the Company's nor the subsidiaries' employees or contract labor force are unionized. Management believes that it has good working relations with its employees and contracted labor force.

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

We license approximately 276 video titles from licensors for duplication and distribution, generally on a non-exclusive basis. Such licensors could become subject to third party infringement claims that could result in their inability or unwillingness to license these titles to us and would impair our ability to provide such titles to our customers.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 20,000 square feet of property located at 800 Tucker Lane, Walnut, California under a lease that commenced April 1, 2004 and expired on March 31, 2007, for use as manufacturing and warehouse facilities for a monthly rent of $13,000. The Company entered into a month to month lease on April 1, 2007 for monthly rent of $13,500 per month. Our lease is with an unaffiliated third party.

During the period ended March 31, 2006 we leased approximately 995 square feet @ 18725 E. Gale Avenue, Suite 100, City of Industry, California from a related party under a lease that commenced May 1, 2005 for use as executive offices for a monthly rent of $2,500. In May 2006, we terminated the lease and moved the executive offices back to 800 Tucker Lane, Walnut, California. In May 2007 the Company renewed this lease on a month to month basis for a monthly rent of $3,750.

ITEM 3. LEGAL PROCEEDINGS.

We have in the past been named as defendant and co-defendant in various legal actions filed against us in the normal course of business. All past litigation have been resolved without material adverse impact on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 1, 2005, the Company held its annual meeting of shareholders and the following proposals were approved by majority vote: (i) the change in the Company's Certificate of Incorporation to increase the total number of Common Shares authorized to be issued from 600,000,000 shares to 800,000,000 shares,
(ii) Jeffrey I. Schillen and Fred U. Odaka were elected as Class 1 directors to the Board of Directors of the Company for terms of two years and James K. T. Lu, Murray T. Scott and Jerry Lan were elected as Class 2 directors of the Board of the Company for terms of three years, (iii) the authorization of a possible reverse stock split of the Company's outstanding Common Stock in the range of 10:1 to 30:1, as determined in the sole discretion of the Board of Directors. and (iv) the approval of the Company's 2005 Equity Compensation Program.

1. The results of the vote on the proposal to increase the authorized common stock of the Company from 600,000,000 shares to 800,000,000 shares were as follows: 15,681,866 votes for the proposal, 324,824 votes against the proposal, and 1,486 votes abstained. A majority of the votes cast were voted "FOR" the proposal.

2. The results of the vote on the proposal for consent to a possible reverse stock split of the outstanding shares of Common Stock of the Corporation in the range of 10 to 1 to 30 to 1, as determined in the sole discretion of the Board of Directors were as follows: 15,148,842 votes for the proposal, 847,798 votes against the proposal, and 1,536 votes abstained. A majority of the votes cast were voted "FOR" the proposal.

3. The results of the vote on the proposal to approve the Company's 2005 Stock Incentive Plan were as follows: 12,969,050 votes for the proposal, 416,746 votes against the proposal, 19,935 votes abstained and 2,640,443 not voted. A majority of the votes cast were voted "FOR" the proposal.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the NASD's OTC Bulletin Board under the symbol "DMON.OB" The following table sets forth the high and low bid prices for our Common Stock for each quarterly period during our last two fiscal years. The source of the quotes is NASD's OTC Bulletin Board quarterly quote summaries.

                                  Common Stock                Common Stock
                             Post - Split Bid Price      Pre - Split Bid Price
                             ----------------------      ---------------------
                                LOW       HIGH              LOW       HIGH
        FISCAL YEAR 2006
            First Quarter      0.2100    0.5100            0.0070    0.0170
            Second Quarter     0.2100    0.3900            0.0070    0.0130
            Third Quarter      0.2100    0.6900            0.0070    0.0230
            Fourth Quarter     0.2100    0.3000            0.0070    0.0100

        FISCAL YEAR 2007
            First Quarter      0.2550    0.5700            0.0085    0.0190
            Second Quarter     0.1200    0.2700            0.0040    0.0090
            Third Quarter      0.1530    0.5670            0.0051    0.0189
            Fourth Quarter     0.1800    0.5800            0.0060    0.0193

On March 27, 2007 the Company's reverse stock split of its common stock at a ratio of 1 to 30 became effective. The reverse split was authorized by the Company's shareholders at the March 1, 2005 shareholder meeting.

On June 29, 2007, the closing sales price for our common stock as reported in the OTC Bulletin Board was $0.29. The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

As of June 30, 2006 there were 2442 holders of record of our common stock, and 4 holders of record of our Series A Convertible Preferred Stock.

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

2005 EQUITY COMPENSATION PROGRAM (POST STOCK SPLIT SHARES)

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

The maximum aggregate number of shares of Common Stock issuable pursuant to the Program is 2,166,667 shares. No one person participating in the Program may receive options for more than 833,333 shares of Common Stock in any calendar year. All such shares may be issued under any Plan, which is part of the Program. If any of the options (including incentive stock options) granted under the Program expire or terminate for any reason before they have been exercised in full, the unissued shares subject to those expired or terminated options shall again be available for purposes of the Program. Any shares of Common Stock delivered pursuant to the Program may consist, in whole or in part, of authorized and unissued shares or treasury shares.

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

On June 16, 2005, the Board of Directors of the Company approved the granting of 1,936,667 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted. The effective date of such options being granted was June 16, 2005, at an exercise price of $.21 per share. Such stock options granted vest in three annual installments commencing one year after the date of grant. Options were granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company to purchase 833,333, 405,000 and 166,667 shares, respectively, and 166,667 and 83,333 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 248,333 options was granted to six employees and one consultant of the Company. During years ended March 31, 2007 and 2006 three employees and one consultant terminated employment with the Company and an aggregate of 120,000 of such options granted were canceled. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

                      Equity Compensation Plan Information
                              As of March 31, 2007

------------------------------  -----------------------------     -----------------------------     ------------------------------
    Plan category                Number of securities to be         Weighted average exercise            Number of securities
                                   issued upon exercise of        price of outstanding options,     remaining available for future
                                outstanding options, warrants          warrants and rights                     issuance.
                                         and rights
                                   (Post-Stock Split Shs.)           (Post-Stock Split Shs.)            (Post-Stock Split Shs.)
------------------------------  -----------------------------     -----------------------------     ------------------------------
                                             (a)                               (b)                                (c)
------------------------------  -----------------------------     -----------------------------     ------------------------------
Equity compensation plans
approved by security holders              2,166,667                           $0.21                             383,333
------------------------------  -----------------------------     -----------------------------     ------------------------------
Equity compensation plans
not approved by security
holders                                      --                                --                                 -0-
------------------------------  -----------------------------     -----------------------------     ------------------------------
Total                                     2,166,667                           $0.21                             383,333
------------------------------  -----------------------------     -----------------------------     ------------------------------

2001 STOCK COMPENSATION PLAN

On July 24, 2001, the Board of Directors of the Company adopted the Company's 2001 Stock Compensation Plan dated July 13, 2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 1,666,667 shares and/or non-qualified options of the Company's common stock, no par value at a purchase price of $0.18, which represented the fair value of the common stock on that date. On July 13, 2001, 1,666,667 options to purchase the Company's common stock were granted to the select key employees, officers and a director of the Company expiring on July 12, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen the Executive Vice President of the Company were granted options to purchase 666,667 and 333,333 shares, respectively, and 166,667 options were granted to Murray Scott, a Director of the Company. The remaining balance of 500,000 options was granted to eight other employees of the Company. As of March 31, 2004, none of the options granted under this plan had been exercised and on July 12, 2004, all 1,666,667 options expired and were canceled.

RECENT SALES OF UNREGISTERED SECURITIES (POST-STOCK SPLIT SHARES)

On February 11, 2003, an investor converted one-half of a Series B Convertible Preferred Share into 140,165 shares of the Company's common stock at a conversion price of $.0381 per share.

On June 27, 2003, an investor converted one share of a Series B Convertible Preferred Share into 256,410 shares of the Company's common stock at a conversion price of $.039 per share.

On March 26, 2004, the Company issued warrants to purchase 1,166,667 of the Company's common stock at an exercise price of $0.36 per share pursuant to a Common Stock Purchase Warrant Agreement entered into with one of the investors of the Company. Such warrants will expire 5 years from the issue date and are exercisable any time through the expiration date and is subject to the Company's shareholders having increased the number of authorized common shares.

On March 29, 2004, three holders of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 25 Series B Convertible Preferred Shares entered into a Letter Agreement to Convert Preferred Shares, whereby such holders of the Series B Convertible Preferred Shares agreed to convert their respective shares and any liquidated damages and accrued interest in the aggregate amount of approximately $50,000 into shares of the Company's common stock at $0.30 per share. The holders further agreed to exercise their portion of any liquidated damages and accrued interest such time the stockholders of the Company approved the increase in the authorized shares of the Company. As part of this letter agreement such holders canceled and returned to the Company warrants to purchase 75,000 shares the Company's common stock at a price $.60 per share issued to them in conjunction with the Series B Convertible Preferred Shares at the closing of such agreement on April 15, 2004.

On March 31, 2004, four holders (the "Sellers") of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 57 1/2 Series B Convertible Preferred Shares entered into a Securities Purchase Agreement to sell all of their respective portion of the Company's Series B Convertible Preferred Shares to two accredited investors, (the "Buyers"). Under the terms of the Securities Purchase Agreement the Buyers converted their respective shares of the Company's Series B Convertible Preferred Shares into the shares of the Company's common stock at $0.30 per share. The Sellers canceled and returned to the Company 290,000 warrants to purchase the Company's common stock at price of $0.30 shares in conjunction with their respective Series B Convertible Preferred Shares at the closing date of such purchase agreement on April 15, 2004. The Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares of the Company's common stock at $0.30 per share after such time the stockholders of the Company approved the increase in the authorized shares of the Company.

On April 1, 2004, the Company sold an aggregate of 750,000 shares of the Company's common stock at a price of $0.30 per share pursuant to subscription agreements dated April 1, 2004, entered into with Jeffrey I Schillen, James Lu and Longview Fund LP, to purchase 83,333, 83,333 and 583,333 shares, respectively.

On April 15, 2004, all outstanding shares of the Company's Series B Preferred Stock in the aggregate amount of eighty two and one half shares representing an aggregate face value of $825,000 less $1,474.87 which was owed to the Company by one of the Series B Preferred shareholder were converted into 2,745,084 shares of the Company's common stock at a conversion price of $0.30 per share.

On April 15, 2004, the Company sold an aggregate of 116,667 shares of the Company's common stock at a price of $0.30 per share to two of the Company's consultants for consulting fees owed to the consultants in the aggregate amount of $35,000 pursuant to consulting agreements entered into on December 3, 2001.

On October 22, 2004, one of the Company's stockholders sold 75,500 shares of the Company's common stock to the Company at a price of $.60 per share. The Shareholder owed the Company a note totaling $45,300, which the Company subsequently retired as consideration for the purchase of such shares of common stock it purchased from the stockholder.

On May 9, 2005 the Board of Directors of the Company approved the issuance of 770,591 shares of the Company's common stock upon conversion liquidated damages and interest by the five shareholders totaling an aggregate of $231,177 which accrued connection with the sale of the Company's Series B preferred shares, at the agreed upon conversion price of $0.30 per share. The Company was previously unable to issue such shares of common stock until the shareholders of the Company approved the increase in the authorized number of shares of common stock on March 1, 2005.

On June 16, 2005, the Board of Directors of the Company approved the granting of 1,936,667 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted. The effective date of such options being granted was June 16, 2005, at an exercise price of $.21 per share. Such stock options granted vest in three annual installments commencing one year after the date of grant. Of such options granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company were granted options to purchase 833,333, 405,000 and 166,667 shares, respectively, and 166,667 and 83,333 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 248,333 options was granted to six employees and one consultant of the Company. During years ended March 31, 2007 and 2006 three employees and one consultant terminated employment with the Company and an aggregate of 3,600,000 of such options granted were canceled. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

On June 30, 2006, in connection with entering into a loan agreement with a financing company located in San Francisco, California, the Company granted the lender, stock warrants to purchase at any time, 3,333,333 shares of the Company's common stock at an exercise price of $0.075 per share. The warrants expire on June 30, 2011. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months). The company expensed $93,944 related to the relative fair value of the warrants during the six month period ended September 30, 2006. The warrants were issued for $100 cash and in consideration of the loan agreement entered into by the lender with the Company pursuant to which the lender agreed to loan to the Company up to $250,000. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

On November 28, 2006 the Company entered into a funding agreement from institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,150,000 received upon execution of the agreement and the remaining $1,150,000 within five days after the first to occur of (i) the actual effectiveness of the Registration Statement or (ii) the delivery by the Company of certified consolidated financial statements of the Company. In connection with the funding, the Company granted the investors stock warrants to purchase, at any time, shares of the Company's common stock which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $0.45 per share. In addition, 1,277,778 warrants were issued at an exercise price of $.45 per share. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

On January 31, 2007, Jeffrey I. Schillen, Executive Vice President and Co-CEO of the Company entered into a Debt Waiver and Release Agreement and a Debt Forgiveness and Release Agreement with the Company. Mr. Schillen waived and/or forgave a demand note with interest and salaries owed to in the aggregate amount of $687,739. As part such agreements the Company granted Mr. Schillen stock warrants to purchase 1,200,000 shares of the Company's common stock at $0.30 per share exercisable immediately and expiring on January 31, 2017. The value of these warrants per Black Scholes using a $0.42 cosing stock rice at March 31, 2007 with a volatility of 169% was $501,204.

The Company entered into settlement agreements with three of its major suppliers ("Supplier(s)) of inventory products whereby the Company in lieu of paying cash, issued and aggregate of 360,875 of its common stock to such suppliers of settle its obligations as follows:

On March 5, 2007, the Company issued a supplier, 53,732 shares of its common stock at $0.42 per share to settle $22,567.40 in debt per a settlement agreement dated February 1, 2007.

On March 14, 2007, the Company issued a supplier, 33,333 shares of its common stock at $0.30er share to settle $10,000.00 in debt per a settlement agreement dated March 6, 2007.

On April 9, 2007, the Company issued a supplier, 273,810 shares of its common stock at $0.42 per share to settle $115,000.00 in debt per a settlement agreement dated January 1, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a)   PLAN OF OPERATION

Management has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the effects of its uncertainties.

ACQUISITION OR DISPOSITION OF ASSETS.

On November 30, 2006 Company announced signing a letter of intent to acquire RX for Africa, Inc., and all its wholly owned subsidiaries through its new wholly owned subsidiary, DMEC Acquisition Inc.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

On November 28, 2006 the Company entered into a funding agreement from institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. On April 27, 2007 the funding agreement was amended to reflect gross proceeds of $2,400,000. The first traunch of $1,150,000 was received upon execution of the funding agreement on November 38, 2006 and a second traunch of $1,250,000 was to be received upon meeting the certain conditions under the terms of the funding agreement.

The funding consists of convertible securities which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $.45 per share. Warrants totaling 1,277,778 shares were issued at an exercise price of $.45 per share.

The use of funds for net proceeds of the first traunch was as follows: 1) $850,000 loan to Africa (Ethiopia) P.L.C., 2) $144,000 for working capital, and
3) $156,000 legal fees and other closing costs. The use of funds for the net proceeds of the 2nd traunch funding by the Company is as follow: 1) $250,000 to be reserved for the Company's DVD wind down expenses, 2) $950,000 for working capital, 3) legal fees $15,000, 4) payment of Company's past salaries owed of $35,000.

On May 4, 2007, the Company's wholly owned subsidiary, Diamond Entertainment Acquisition, Inc., acquired Rx for Africa, Inc. through a merger. Rx Africa (Ethiopia) PLC, a subsidiary of Rx for Africa, Inc., owns and operates a state-of-the art pharmaceutical plant located south of Addis Ababa, Ethiopia. The Company plans to change its name from Diamond Entertainment, Corp. to Rx for Africa, Inc., and concurrently to change its OTCBB trading symbol.

On May 4, 2007, concurrent with the merger, the Company closed on the second traunch of a private placement funding from institutional and accredited investors with gross proceeds of $1,250,000.

The Company is in negotiation with a potential buyer to sell its existing DVD operations including certain assets and believes it will be able to consummate the sale in July 2007. In the event the Company fails sell its DVD operations and certain assets, it plans to wind down its DVD operations and liquidate certain assets. As of the date of this filing, Company had not signed a purchase agreement with the potential buyer.

Rx for Africa, Inc.

Rx for Africa, Inc., through its wholly owned subsidiary Rx for Africa (Ethiopia) PLC, operates a pharmaceutical plant, formerly known as Sunshine Pharmaceutical. The plant is built on twenty three thousand square meters of land located south of Addis Ababa, Ethiopia. The plant was established to manufacture HIV/AIDS, Malaria, Tuberculosis and other generic drugs in Ethiopia. The plant currently has 6 products and within six months expects to produce a minimum of 30 new products.

We believe we have adequate cash resources to sustain our operations through the third quarter of fiscal 2008. Our principal objective is to implement a comprehensive strategy to meet certain objectives to benefit from the merger. Although we believe that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to our Company or that we will be able to attain our planned objectives during fiscal 2008.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2007 AS COMPARED TO YEAR ENDED MARCH 31, 2006

Revenues for the years ended March 31, 2007 and 2006 were approximately $2,296,000 and $3,510,000, respectively. Our sales decreased by approximately $1,214,000 from the prior year with decreased DVD product and video product sales of approximately $662,000 and $552,000, respectively. The lower DVD and video product sales for the year ended March 31, 2007, were primarily the result of decreased orders from our major customers, the high rate of product returns during the holiday season and sales price erosion of our both our DVD and video product line. Sales of our products are generally seasonal resulting in increased sales starting in the third quarter of the fiscal year.

Cost of goods sold for the years ended March 31, 2007 and 2006 were approximately $2,032,000 and $3,139,000 or approximately 89% of sales for both fiscal years. The decrease in cost of sales of approximately $1,107,000 was primarily due to decreased sales volume of the Company's products. The cost of sales as a percentage to sales of approximately 89% for the last two fiscal years were primarily impacted by lower than average unit sales price and inventory write downs of obsolete and slow moving product.

Our net loss for the year ended March 31, 2007 of approximately $5,886,000 arose primarily from our operating loss and derivatives and warrants interest expense in connection Black Scholes calculations of outstanding stock options and warrants offset by other income resulting from waiver of accrued salaries and other debts. We recorded net loss of approximately $1,651,000 for the same period last year.

For the years ended March 31, 2007 and 2006, gross margin was impacted by activity recorded the Company's inventory reserve balance of approximately ($13,000) and $692,000, respectively or approximately 0.6% and 15% of sales, respectively. The following are the components of the Company's inventory balance together with the applicable reserve for each of the respective categories and periods:

        Inventory by Classification:              3/31/07      3/31/06
        ----------------------------              -------      -------

        DVD Inventory                           $1,168,902   $1,121,477
           Reserve                               (580,435)    (470,874)
        Net DVD Inventory                          588,467      650,603
        Video Inventory                             75,196      375,691
            Reserve                               (46,995)    (284,371)
        Net Video Inventory                         28,201       91,320
        General Merchandise
          (Toys, Greeting Cards, & Misc.)            6,512        6,511
            Reserve                                (6,512)      (6,511)
        Net General Merchandise                          -            -
        TOTAL INVENTORY                          1,250,610    1,503,679
        TOTAL RESERVE                            (633,942)    (761,756)
        NET INVENTORY                             $616,668     $741,923

The following table sets forth the impact on gross profit margin of activity recorded in our inventory reserve balance for the applicable year:

   ----------------------------------  -----------------  -----------------
                                       Fiscal Year Ended  Fiscal Year Ended
   Inventory Reserve Detail:               3/31/07             3/31/06
   -------------------------               -------             -------
   ----------------------------------  -----------------  -----------------

   ----------------------------------  -----------------  -----------------
   Beginning Balance                         $(761,756)         $(441,514)
   ----------------------------------  -----------------  -----------------
   Provision to Cost of Goods Sold               13,332          (691,805)
   ----------------------------------  -----------------  -----------------
   Inventory write-off                          114,482            371,563
   ----------------------------------  -----------------  -----------------
   Ending Reserve Balance                    $(633,942)         $(761,756)
   ----------------------------------  -----------------  -----------------

   ----------------------------------  -----------------  -----------------
   Net Sales                                 $2,295,710         $3,510,475
   ----------------------------------  -----------------  -----------------
   Total Charged to Cost of Goods              (13,332)            691,805
   ----------------------------------  -----------------  -----------------
   Impact to Gross Margin as a
     Percentage of sales                         (0.6%)              19.7%
   ----------------------------------  -----------------  -----------------

The decrease in inventory reserve during the period ended March 31, 2007 was the result of the decrease in reserves for our video inventory of approximately $237,000 offset an increase in our DVD reserve of approximately $109,000. The decrease in the video inventory reserve resulted primarily from the write off of non-recoverable consignment inventory held by a customer who filed bankruptcy. The increase in the DVD inventory reserve of approximately $109,000 was the result of additional reserves required for slower moving assorted DVD products and displays.

During the period ended March 31, 2006, the Company had write-offs to inventory reserves of approximately $372,000. The write-offs of approximately $267,000 and $105,000 consisted of sales lower than the carrying cost of inventory and write-offs of obsolete assorted video and DVD products, respectively.

Gross profit for the years ended March 31, 2007 and 2006 were approximately $264,000 and $371,000. The decrease of approximately $107,000 was primarily the result of lower sales volume when compared to the previous year. Gross margins as a percentage to sales were 12% and 11% of sales, for the period ended March 31, 2007 and 2006, respectively. .

Total operating expenses for the years ended March 31, 2007 and 2006 were approximately $1,499,000 and $1,967,000, respectively. The decrease in operating expenses of approximately $117,000 was the result of decreased selling and marketing expenses of approximately $540,000 offset by an increqae administrative expenses of approximately $423,000, respectively.

Selling and marketing expenses for the years ended March 31, 2007 and 2006 were approximately $350,000 and $890,000, respectively. The decrease in selling expenses of approximately $540,000 was attributable mainly to lower expense levels in salaries, sales commission expense, royalty expense, advertising, sales promotion, and freight expense.

Administrative expenses for the years ended March 31, 2007 and 2006 were approximately $1,1356,000 and $,1,077,000, respectively. The increase in administrative expenses of approximately $222,000 was primarily the result of decreased expense levels in salaries and wages, rent, legal fees, and provision for bad debt, offset by higher accounting fees taxes and penalties financing cost of convertible notes and compensation expense related to stock options and warrants.

Interest expense for the years ended March 31, 2007 and 2006 were approximately $9,441,000 and $84,000, respectively. The increased in interest expense in fiscal 2007 over fiscal 2006 of approximately $9,357,000 was primarily the result recording interest expense in connection with derivatives and warrants for outstanding stock options and warrants using the Black Scholes method of calculation which totaled approximately $9,213,000. The remaining balance of the increase in interest expense of approximately $144,000 was attributable to primarily accounts receivable factoring and convertible notes entered into during the current fiscal year. As of March 31, 2007 and 2006, our outstanding debt was approximately $569,000 and $694,000 respectively.

Other income for the years ended March 31, 2007 and 2006 totaled approximately $1,997,000 and $32,000, respectively. The increase in other income for fiscal 2007 of $1,965,000 was primarily the result of waiver of accrued salaries of approximately $954,000, forgiveness of notes payables by officers of Company and related parties totaling approximately $805,000, and accounts payable debt settlements and other income of approximately $176,000.

Our auditors issued a going concern report for the year ended March 31, 2006 and March 31, 2005. There can be no assurance that we will be able to generate profits over the next fiscal quarters or be successful in our efforts to obtain additional financing.

LIQUIDITY AND CAPITAL RESOURCES

The Company has five primary sources of capital which include 1) cash provided by operations, 2) a revolving loan arrangement with a financial institution to borrow against the Company's trade accounts receivable, 3) funds derived from the sale of its common stock, 4) a loan arrangements with private investors and related parties and a factoring financing arrangement.

The Company on May 2, 2006 terminated its factoring arrangements with its financial institution located in Texas and on June 30, 2006, entered into a new financing arrangement with another financing institution located in San Francisco for an accounts receivable revolving line of credit up to $250,000. On March 8, 2007, the Company entered into an accounts receivable assignment factoring agreement with a private investor whereby it assigned its accounts receivable from a customer totaling approximately $515,000 and the Company was advanced $300,000 for use as working capital. Under the terms of the agreement the Company guaranteed the payment by the customer to the lending institution payments up to $400,000.

The Company continued reducing its operating expense in during the fiscal year 2007 by implementing reductions primarily in salaries and wages and other operating costs. There can be no assurances that funds generated from operations will be adequate to meet the Company's cash requirements nor will funds be available from short term borrowings or from private investors.

Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the effects of the uncertainties.

ACQUISITION OR DISPOSITION OF ASSETS.

On November 30, 2006 Company announced signing a letter of intent to acquire RX for Africa, Inc., and all its wholly owned subsidiaries through its new wholly owned subsidiary, DMEC Acquisition Inc.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

On November 28, 2006 the Company entered into a funding agreement from institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. On April 27, 2007 the funding agreement was amended to reflect gross proceeds of $2,400,000. The first traunch of $1,150,000 was received upon execution of the funding agreement on November 38, 2006 and a second traunch of $1,250,000 was to be received upon meeting the certain conditions under the terms of the funding agreement.

The funding consists of convertible securities which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $.45 per share. Warrants totaling 1,277,778 shares were issued at an exercise price of $.45 per share.

The use of funds for net proceeds of the first traunch was as follows: 1) $850,000 loan to Africa (Ethiopia) P.L.C., 2) $144,000 for working capital, and
3) $156,000 legal fees and other closing costs. The use of funds for the net proceeds of the 2nd traunch funding by the Company is as follow: 1) $250,000 to be reserved for the Company's DVD wind down expenses, 2) $950,000 for working capital, 3) legal fees $15,000, 4) payment of Company's past salaries owed of $35,000.

On May 4, 2007, the Company's wholly owned subsidiary, Diamond Entertainment Acquisition, Inc., acquired Rx for Africa, Inc. through a merger. Rx Africa (Ethiopia) PLC, a subsidiary of Rx for Africa, Inc., owns and operates a state-of-the art pharmaceutical plant located south of Addis Ababa, Ethiopia. The Company plans to change its name from Diamond Entertainment, Corp. to Rx for Africa, Inc., and concurrently to change its OTCBB trading symbol.

On May 4, 2007, concurrent with the merger, the Company closed on the second traunch of a private placement funding from institutional and accredited investors with gross proceeds of $1,250,000.

The Company is in negotiation with a potential buyer to sell its existing DVD operations including certain assets and believes it will be able to consummate the sale in July 2007. In the event the Company fails sell its DVD operations and certain assets, it plans to wind down its DVD operations and liquidate certain assets. As of the date of this filing, Company had not signed a purchase agreement with the potential buyer.

We believe we have adequate cash resources to sustain our operations through the third quarter of fiscal 2008. Our principal objective is to implement a comprehensive strategy to meet certain objectives to benefit from the merger. Although we believe that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to our Company or that we will be able to attain our planned objectives during fiscal 2008.

On March 31, 2007 the Company had assets of approximately $2,479,000 compared to $1,581,000 on March 31, 2006. The Company had a total stockholder's deficiency of approximately $9,611,000 on March 31, 2006, compared to a deficiency of approximately $1,656,000 on March 31, 2006, an increase of approximately $7,955,000. The increase in stockholders' deficit for the year ended March 31, 2007 was primarily the result the Company's increase in its accumulated deficit.

As of March 31, 2007 the Company's working capital deficit increased by approximately $7,655,000 from a working capital deficit of approximately $2,251,000 at March 31, 2006, to a working capital deficit of approximately $9,906,000 at March 31, 2007. The increase in working capital deficit was attributable primarily to increase in current assets totaling approximately $1,204,000 offset by increases in current liabilities of approximately $8,859,000.

Net cash flow used operating activities was approximately $10,849,000 during the year ended March 31, 2007, compared to approximately $469,000 net cash used by operating activities for the same period a year earlier. The increase of approximately $10,380,000 was primarily attributable to increases in net loss, notes receivable and lower related party deferred compensation.

Net cash used in investing activities were approximately $59,000 and $225,000 for fiscal 2007 and 2006, respectively. The decrease of approximately $196,000 resulted primarily from lower purchases of film masters and artwork.

The Company during the year ended March 31, 2007, realized cash flows provided by in financing activities of approximately $10,934,000 resulting primarily from recording Black Scholes warrant and derivative liabilities in connection with outstanding warrants and stock options. The Company during the year ended March 31, 2006, realized cash flows provided by in financing activities of approximately $250,000 resulting primarily from the sales of common stock.

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

ACCOUNTS RECEIVABLE REVOLVING LOAN AGREEMENT. On June 30, 2006, the Company entered into an Accounts Receivable Revolving Loan Agreement ("Agreement") with financial institution located in San Francisco, CA for a revolving accounts receivable line of credit up to $250,000 for a term expiring in twelve months from the date of inception. Under the terms of the Agreement, the Company can borrow up to $250,000 against the Company's accounts receivable of irrevocable sales made to its customer, excluding any consignment sales or any non-irrevocable sales. The Company is advanced 75% of the face value of the accounts receivable presented for borrowing. The cost of funds borrowed under the Agreement is at 1.67% per month of the outstanding accounts receivable balance presented for borrowing calculated on a daily basis. Cost of Funds borrowed against any accounts receivable in amounts exceeding 75% of its face value is at 2% per month calculated on a daily basis. At the end of each month any excess funds available against the Company's qualified accounts receivable net of cash receipts from the customer will be advanced to the Company. The loan Agreement may be terminated by the lender by giving the Company 30 days written notice.

RELATED PARTY LOAN. At year ended March 31, 2006, the Company owed its principal shareholder, American Top Real Estate Co., Inc. ("ATRE"), approximately $597,000.

Although ATRE reported operating losses, it had cash available for investing, and agreed in 1996 to establish a $1,000,000 revolving line of credit for the Company at interest ranging from 10% to 14% per annum. The line of credit was provided in recognition of the services provided by the Company through Mr. James Lu in assisting to structure ATRE's lucrative real estate projects. Mr. Lu, being a director of the Company, served as a director of ATRE.

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

As of March 31, 2006 we had an outstanding loan balance and accrued interest of $582,874 and $14,255 respectively, owed to ATRE, interest at the rate of 10% per annum, and due upon demand. On November 27, 2007, in accordance the waiver of debt clause of the then proposed merger agreement between the Company and Rx for Africa which was finalized on May 4, 2007, ATRE entered into a Waiver of Debts Agreement with the Company, whereby ATRE forgave the entire principal and interest of the notes payable and interest of $582,874 and $14,255, respectively.

For year ended March 31, 2006, the Company raised net cash proceeds for the sale of its common stock totaling approximately $238,000.

On May 9, 2005 the Board of Directors of the Company approved the issuance of 770,591 shares of the Company's common stock upon conversion liquidated damages and interest by the five shareholders totaling an aggregate of $231,177 which accrued connection with the sale of the Company's Series B preferred shares, at the agreed upon conversion price of $0.30 per share. The Company was previously unable to issue such shares of common stock until the shareholders of the Company approved the increase in the authorized number of shares of common stock on March 1, 2005.

FUTURE CAPITAL REQUIREMENTS. Based on recent performance, the merger on May 4, 2007, and the plan to sell its DVD operations, management at the time of this report us uncertain as to the estimated cash to be generated from operations for fiscal year 2008. Based on this information the Company has reduced its operating cash expenditures to be in line with its current revenue levels. Future funds required is not certain, and the Company is currently developing its cash forecast based on a complete review of current active customers requirements for the balance of the current fiscal year. Other future cash requirement may arise such as potential cost of unforeseen litigation, additional working capital requirement for inventory purchase in the event of increased sales exceeding our proposed forecast and other unexpected expenditures. During peak cash requirement periods, the Company plans to borrow short term funds from private lenders and pay them back during periods when cash balances are adequate.

GOING CONCERN

During the years ended March 31, 2007 and 2006, our independent auditors' reports contained a going concern qualification and we have included in plan of operation to address such concerns. As reflected in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. Moreover, the Company may have difficulty raising additional equity capital prior to increasing the number of authorized shares the reasons discussed above. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the future plans of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

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

The Company's most difficult, subjective or complex judgment evolves around the recognition of revenues, allowance for doubtful accounts and its inventory reserve for obsolescence. In most cases, the Company recognizes sales when its products are shipped to customers. In all other instances, the Company sells its products on consignment. Upon historical reviews of customer product returns, sales are shown net of estimated returns and allowances. Consignment sales are recognized at the time the consignee sells and delivers consignment goods to end customers. The Company receives from its consignment customers each month, a report showing the unit quantities and prices by part number of its beginning consignment inventory balance, together with the monthly inventory sold, inventory returned, inventory purchased and the month end inventory balance. The Company reviews such reports for correctness each month.

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

The Company periodically examines the contents of its physical inventory and conducts an analysis of past and current sales activity in each of its inventory categories. Management from marketing and operations review such examinations of the inventory contents and approves the reserving and/or disposition of idle inventory, based on one or more of the following reasons:

      o     Idle or slow moving inventory
      o     Reduced sales activity
      o     No assurance of future sales
      o     Obsolete inventory.
      o     Damaged inventory.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005



                                 C O N T E N T S

--------------------------------------------------------------------------------



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

Consolidated Statements of Operations                                        F-5

Consolidated Statements of Stockholders' Equity                              F-6

Consolidated Statements of Cash Flows                                 F-7 to F-8

Notes to Consolidated Financial Statements                           F-9 to F-38


                      DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                 AS OF MARCH 31, 2007 AND 2006


                                                                2007                2006
                                                           ---------------    ---------------
ASSETS
CURRENT ASSETS
Cash                                                       $       46,612     $       20,578
   Accounts receivable, net of allowance for doubtful
     accounts of $1,358   and $148,028                            580,218            154,139,
   Inventory, net of reserves of $633,942 and $741,923            616,668            741,923
   Notes Receivable                                               850,000                  -
   Due from related parties                                             -              4,845
   Prepaid expenses and other current assets                       90,032             58,317
                                                           ---------------    ---------------
     Total current assets                                       2,183,530            979,802

PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $956,748 and $914,528              107,882            163,421

FILM MASTERS AND ARTWORK, less
   accumulated amortization of $5,123,781 and $4,893,503          158,842            409,540

OTHER ASSETS                                                       28,483             28,483
                                                           ---------------    ---------------

       TOTAL ASSETS                                        $    2,478,737     $    1,581,246
                                                           ===============    ===============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                      DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 AS OF MARCH 31, 2007 AND 2006


                                                                2007                2006
                                                           ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                          $       19,359     $       34,781
   Accounts payable                                               512,292            991,996
   Related Party - deferred compensation                           95,018            997,051
   Other accrued expenses                                         474,376            351,155
   Provision for estimated sales returns                          146,777            152,000
   Due to factor                                                  300,000             32,929
   Financing Agreement Payable                                    211,125                  -
   Notes payable                                                    1,263              3,789
   Convertible notes payable - net of discounts                    56,306                  -
   Warrant liability                                            2,923,060                  -
   Derivative liability                                         7,228,740                  -
   Due to related parties - notes payable                               -            650,874
   Customer Deposits                                               16,400             16,300
                                                           ---------------    ---------------
     Total current liabilities                                 12,089,716          3,230,875

   Note payable, less current portion                                   -              6,315
                                                           ---------------    ---------------
TOTAL LIABILITIES                                              12,089,716          3,237,190

STOCKHOLDERS' DEFICIENCY
   Convertible preferred stock, no par value;
     5,000,000 and 5,000,000 shares authorized;
     483,251 issued (of which 172,923 are held
     in treasury)                                                 376,593            376,593
   Treasury stock                                                 (48,803)           (48,803)
   Series A convertible preferred stock,
     $10,000 per share stated value; 50 shares
     authorized; 40 issued and outstanding                        471,400            471,400
     Common stock, no par value; 800,000,000 shares
     authorized; 20,696,882 and 20,608,754 issued
     and outstanding                                           18,840,507         18,807,939
   Additional Paid in Capital                                     885,688                  -
   Deferred Compensation - Stock Option                                               (5,060)
   Accumulated deficit                                        (30,136,364)       (21,258,013)
                                                           ---------------    ---------------

     TOTAL STOCKHOLDERS' DEFICIENCY                            (9,610,979)        (1,655,944)
                                                           ---------------    ---------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $    2,478,737     $    1,581,246
                                                           ===============    ===============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                      DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


                                                                2007                2006
                                                           ---------------    ---------------
Income
    Revenues                                               $    2,295,710     $    3,510,475
    Cost of goods sold                                          2,031,994          3,139,461
                                                           ---------------    ---------------

        Gross Profit                                              263,716            371,014

Operating Expenses
    Selling and marketing expenses                                350,435            889,999
    Administrative expenses                                     1,355,750          1,076,749
                                                           ---------------    ---------------
        Total Operating Expenses                                1,706,185          1,966,748

            Income (Loss) from Operations                      (1,442,499)        (1,595,734)

Other Income and (Expense)
                                                                                           -
    Other income (expense)                                         54,999             31,916
    Other Income - Debt settlement                                153,524                  -
    Other Income - Waiver of accrued salaries                     953,961                  -
    Other Income - Forgiveness of debt                            804,793                  -
    Interest expense                                             (227,739)           (83,926)
    Interest expense - Derivatives and warrants                (9,212,925)                 -
    Interest income                                                41,505                942
                                                           ---------------    ---------------

        Total Other Income and Expense                         (7,431,882)           (51,068)
                                                           ---------------    ---------------

            Income (Loss) Before Provision
              for Income Taxes                                 (8,874,351)        (1,646,802)
                                                           ---------------    ---------------

Provision for Income Taxes                                         (4,000)            (4,000)
                                                           ---------------    ---------------

            Net Income                                     $   (8,878,351)    $   (1,650,802)
                                                           ===============    ===============

Earning Per Share
            Basic                                          $        (0.32)    $        (0.08)
                                                           ===============    ===============
            Diluted                                        $        (0.32)    $        (0.08)
                                                           ===============    ===============

Number of shares used in calculation of
  earnings per share
            Basic                                              20,696,882         20,528,528
                                                           ===============    ===============
            Diluted                                            20,696,882         20,528,528
                                                           ===============    ===============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                      DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDING MARCH 31, 2007 AND 2006



                                                                    Series A Convertible
                                  Convertible Preferred Stock          Preferred Stock              Common Stock
                                 ------------------------------------------------------------------------------------------
Balance  at March 31, 2005         483.251        $  376,593          40      $ 471,400       19,838,162    $ 18,569,762

Issuance of common stock for:
  Conversion of dividends and
    penalties of Series B
    Preferred shares                                                                             770,591         231,177
  Stock Options for Consultant                                                                                     7,000
Deferred compensation Stock
  Option - Consultant
Amortization of Deferred
  compensation Stock Option

Net Loss
Balance at March 31, 2006          483,251        $  376,593          40      $ 471,400       20,608,754    $ 18,807,939
Issuance of common stock for:
  Vendor debt settlement                                                                          87,065          32,568
Amortization of Deferred
  compensation Stock Option -
  Consultant
Reverse stock split rounding                                                                       1,063
Additional paid in capital
  Warrants and Options

Net Loss
Balance at March 31, 2007          483,251        $  376,593          40      $ 471,400       20,696,882    $ 18,840,507
---------------------------------------------------------------------------------------------------------------------------

                                                                                    Additional         Total
                                  Accumulated      Treasury         Deferred         Paid In       Stockholders'
                                    Deficit          Stock        Compensation       Capital          Deficit
                                 -------------------------------------------------------------------------------
Balance  at March 31, 2005       $ (19,607,211)   $  (48,803)     $          -      $        -     $     238,259

Issuance of common stock for:
  Conversion of dividends and
    penalties of Series B
    Preferred shares                                                                                     231,177
  Stock Options for Consultant                                                                             7,000
Deferred compensation Stock
  Option - Consultant                                                   (6,806)                           (6,806)
Amortization of Deferred
  compensation Stock Option                                              1,746                             1,746

Net Loss                            (1,650,802)            -                                          (1,650,802)
Balance at March 31, 2006        $ (21,258,013)   $  (48,803)     $     (5,060)                    $  (1,655,944)
Issuance of common stock for:
  Vendor debt settlement                                                                                  32,568
Amortization of Deferred
  compensation Stock Option -
  Consultant                                                             5,060
Reverse stock split rounding                                                                                   -
Additional paid in capital
  Warrants and Options                                                                 885,688           885,688

Net Loss                            (8,878,351)                                                       (8,878,351)
Balance at March 31, 2007        $ (30,136,364)   $  (48,803)     $          -      $  885,688     $  (9,610,979)
                                 -------------------------------------------------------------------------------


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                      DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDING MARCH 31, 2007AND 2006


                                                                2007                2006
                                                           ---------------    ---------------
Cash Flows from Operating Activities:
  Net income                                               $   (8,878,351)    $   (1,650,802)
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization                             365,570            431,257
        Provision for doubtful accounts                          (146,669)           115,914
        Inventory reserve                                        (127,814)           320,242
        Issuance of warrants for consulting service

    Changes in certain assets and liabilities
        Notes receivable                                         (850,000)
        Due from related party                                      4,845              5,548
        Accounts receivable                                      (279,410)           211,397
        Inventory                                                 253,069           (237,475)
        Prepaid expenses and other current assets                 (31,715)            15,326
        Accounts payable                                         (374,704)           731,539
        Related party deferred compensation                      (902,033)           122,505
        Other accrued expense                                     123,221           (224,946)
        Provision for estimated sales returns                      (5,223)          (309,785)
                                                           ---------------    ---------------

          Net Cash Provided by (Used in)
            Operating Activities                              (10,849,114)          (469,280)
                                                           ---------------    ---------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                                    -            (65,000)
  Other assets                                                          -             45,641
  Purchase of film masters and artwork                            (59,333)          (205,351)
                                                           ---------------    ---------------

          Net Cash Used in Investing Activities                   (59,333)          (234,710)
                                                           ---------------    ---------------

Cash Flows from Financing Activities:
  Decrease in bank overdraft                                      (15,422)           (26,717)
  Advance from factor                                             355,000          1,092,000
  Payments to factor                                              (87,929)        (1,363,181)
  Proceeds from financing agreement                               211,125                  -
  Payments of notes payable                                        (8,841)            (7,576)
  Payments of notes payable (related party)                      (650,874)           322,500
  Proceeds of convertible notes payable                            56,306                  -
  Deferred compensation - stock option                              5,060             (5,060)
  Warrant liability                                             2,923,060
  Derivative liability                                          7,228,750                  -
  Proceeds from the sale of common stock                           32,568            238,177
  Additional paid in capital                                      885,688                  -
                                                           ---------------    ---------------

          Net Cash Provided by (Used in)
            Financing Activities                               10,934,481            250,143
                                                           ---------------    ---------------


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                      DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


                                                                2007                2006
                                                           ---------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents       $       26,034     $     (443,847)

Cash and Cash Equivalents - Beginning of Year                      20,578            464,425
                                                           ---------------    ---------------

Cash and Cash Equivalents - End of Year                    $       46,612     $       20,578
                                                           ===============    ===============

Supplemental Information:
       Cash Paid for:
           Interest expense                                $       26,268     $      101,974
                                                           ===============    ===============
           Income taxes                                    $            -     $            -
                                                           ===============    ===============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                2007                2006
                                                           ---------------    ---------------

Issuance of common stock for vendor debt settlement        $       32,568     $            -
                                                           ===============    ===============

Issuance of common stock for consulting services           $            -     $        7,000
                                                           ===============    ===============

Issuance of common stock for series B
  preferred-liquidated damages                             $            -     $      231,177
                                                           ===============    ===============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             F-8

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


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

5) DMEC Acquisition Inc. incorporated under the laws of New Jersey on October 31, 2006.

6) DMEC Acquisition Inc. ("DMECA") incorporated under the laws of Delaware on April 2, 2004.

All intercompany transactions and balances have been eliminated in consolidation.

NATURE OF BUSINESS

The Company is in the business of distributing and selling videocassettes and DVD programs, through normal distribution channels throughout the United States.

      VIDEO PROGRAMS AND OTHER LICENSED PRODUCTS

The Company distributes and sells videocassette titles, including certain public domain programs and certain licensed programs. The Company markets its video programs to national and regional mass merchandisers, department stores, drug stores, supermarkets and other similar retail outlets.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


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

REVENUE RECOGNITION

The Company records sales when products are shipped to customers. Revenues are shown net of estimated returns and allowances. Customer deposits and credits are deferred until such time products are shipped to customers. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors that have rights of return and price protection is recognized upon shipment by the distributor. Revenue from the sale of films is recognized upon meeting all recognition requirements of SOP 00-2, "Accounting by Producers or Distributors of Films."

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


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

FILM MASTERS AND ARTWORK

The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period. Film masters consist of original "masters", which are purchased for the purpose of reproducing DVD's and/or videocassettes that are sold to customers and consist of primarily public domain titles, often thirty or more years old. In the Company's experience sales of old films are not likely to be substantially greater in the early years than when the Company first includes such films in its catalogue. Consequently, the Company has elected to allocate its costs for the film masters and artwork over a period of three years using the straight-line method.

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

The Company's obligations to the factor are collateralized by all of the Company's accounts receivable inventories, equipment, investment property, deposit accounts and financial instruments

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ROYALTY ADVANCES

The Company's agreements with licensors generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor based on contractual amounts on product sales adjusted for certain related costs. Advances which have not been recovered through earned royalties are recorded as an asset. The Company continually evaluates the recoverability of advance royalty payments and charges to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate.

BANK OVERDRAFT

The Company has overdraft positions at certain banks. Such overdraft positions are included in current liabilities.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were approximately $-0- and $82,000 for the years ended March 31, 2007 and 2006, respectively.

SHIPPING COSTS

Shipping costs are included in Selling and marketing expenses in the amounts of approximately $150,000 and $271,000 for 2007 and 2006, respectively.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

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

COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available for sale marketable securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.

EARNINGS (LOSS) PER SHARE

The Company follows SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

The following potentially dilutive shares were excluded from the diluted loss per share for the year ended March 31, 2006, as their effects would have been anti-dilutive to the loss incurred by the Company:

  Options to purchase common stock                        2,411,111
  Warrants to purchase common stock                       5,777,778
  Convertible preferred stock                                10,946
                                                       -------------
  Dilutive potential common shares                        8,199,835
                                                       -------------

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48, an interpretation of FASB Statement 109, prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the Company beginning January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As this guidance was recently issued, the Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact that the Statement will have on its financial statements.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company currently uses, and has historically applied, the dual method for quantifying identified financial statement misstatements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company is currently evaluating SAB 108, but does not expect the adoption of SAB 108 to have a significant effect on its financial position, results of operations, or cash flows.

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

Management has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the effects of its uncertainties.

Entry into a Material Definitive Agreement.

On November 28, 2006 the Company entered into a funding agreement from institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. On April 27, 2007 the funding agreement was amended to reflect gross proceeds of $2,400,000. The first traunch of $1,150,000 received upon execution of the agreement and the remaining $1,250,000 was received on the closing date of escrow on May 4, 2007, the effective date of Merger

The funding consists of convertible securities which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $.015 per share. Warrants totaling 38,333,333 pre-reverse stock split shares were issued at an exercise price of $.015 per share.

Diamond Entertainment Corporation will use the net proceeds of the first traunch as follows: 1) $850,000 loan to Africa (Ethiopia) P.L.C., 2) $144,000 for working capital, and 3) $156,000 legal fees and other closing costs. The net proceeds to the 2nd traunch funding will be used by the Company as follow: 1) $250,000 to be reserved for the DVD wind down expenses, 2) $950,000 for working capital, 3) legal fees $15,000, 4) payment of Company's past salaries owed $35,000.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


On May 4, 2007, Diamond Entertainment Corporation consummated its merger with Rx for Africa, Inc., (including its wholly owned subsidiary Rx for Africa (Ethiopia) PLC, formerly known as Sunshine Pharmaceutical). Rx Africa (Ethiopia) PLC owns and operates a state-of-the art pharmaceutical plant built on twenty three thousand square meters of land located south of Addis Ababa, Ethiopia. The facility was established to manufacture HIV/AIDS, malaria, tuberculosis and other generic drugs for distribution initially in Ethiopia and eventually throughout Africa. The company is currently producing and marketing a total of six products, and is in the process of scaling up its production with the expectation of producing at least 30 new products by late 2007.

Concurrent with the merger, DMON closed on the second traunch of a private placement funding from institutional and accredited investors with gross proceeds of $1,250,000.

The funding consists of convertible securities which shall convert at a price per share of $0.45. In addition, 1,388,889 warrants were issued at an exercise price of $.45 per share (post split).

DMEC is in negotiation with a potential buyer to sell its existing DVD operations together with all its assets and believes it will be able to sell the business in July 2007. In the event DMEC fails to sell the business, DMEC plans to wind down the business operations and liquidate its assets. As of the date of this filing, DMEC had not signed the definitive merger agreement from Rx for Africa.

Rx for Africa, Inc.

Rx for Africa, Inc., through its wholly owned subsidiary Rx for Africa (Ethiopia) PLC, operates a pharmaceutical plant, formerly known as Sunshine Pharmaceutical. The plant is built on twenty three thousand square meters of land located south of Addis Ababa, Ethiopia. The plant was established to manufacture HIV/AIDS, Malaria, Tuberculosis and other generic drugs in Ethiopia. The plant currently has 6 products and within six months expects to produce a minimum of 30 new products.

We believe we have adequate cash resources to sustain our operations through the third quarter of fiscal 2008. Our principal objective is to implement a comprehensive strategy to meet certain objectives with or merger partner in the remaining quarters in fiscal 2008. Although we believe that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to our Company or that we will be able to attain our objectives during fiscal 2008 or at all.

3.    ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2007 and March 31, 2006, net of allowance for doubtful accounts were $580,218 and $154,139, respectively. Substantially all of the accounts receivable as of March 31, 2007 and March 31, 2006 have been pledged as collateral under a revolving loan agreement.

The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

As of March 31, 2007and March 31, 2006, the Company had an allowance for doubtful accounts of $1,358 and $148,028, respectively. During the year ended March 31, 2007 the Company recorded a write off one accounts receivable totaling $134,263 to allowance for doubtful accounts as resulting from a customer filing bankruptcy.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


4.    INVENTORY

Inventory consisted of the following as of:

                                                             March 31,
                                                  ------------------------------
                                                       2007            2006
                                                  --------------  --------------

Raw materials                                     $     554,627   $     563,820
Finished goods                                          695,983         939,859
                                                  --------------  --------------
  Sub-total                                           1,250,610       1,503,679
Less: valuation allowance                              (633,942)       (761,756)
                                                  --------------  --------------

Inventory, net                                    $     616,668   $     741,923
                                                  ==============  ==============

ALLOWANCE

An allowance has been established for inventory totaling $633,942 and $761,756 as of March 31, 2007 and 2006, respectively.

During the year ended March 31, 2006, as a result of a consignment customer filing bankruptcy in January 2006, an inventory valuation allowance of $136,235 was established and the inventory balance for this customer was written off against the valuation allowance during fiscal 2007. The balance of the reserve allowance of $625,521 established in fiscal 2006 was for Video and DVD inventory deemed to be obsolete.

5.    RELATED PARTY TRANSACTIONS

The Company has related party transactions with several officers, directors and other related parties. The following summarizes related party transactions.

DUE FROM RELATED PARTIES:

                                                             March 31,
                                                  ------------------------------
                                                       2007            2006
                                                  --------------  --------------

        a) GJ Products                            $           -           4,613

        b) Due from Other related parties                     -             231
                                                  --------------  --------------
                                                  $           -   $       4,844
                                                  ==============  ==============

As of March 31, 2006, the Company had a miscellaneous receivable due from GJ Products (a shareholder) of $4,613. During the year ended March 31, 2007, this amount was offset against a loan owed to GJ Products

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


5.       RELATED PARTY TRANSACTIONS (CONTINUED)

DUE TO RELATED PARTIES - CURRENT NOTES PAYABLE

                                                             March 31,
                                                  ------------------------------
                                                       2007            2006
                                                  --------------  --------------
a) Note payable - American Top Real Estate,
   Inc. ("ATRE") bearing interest at 10%
   interest per annum                             $           -   $     582,874

b) Notes payable GJ Products bearing interest
   10% per annum                                              -          20,000

c) Convertible note payable - Jeffrey Schillen
   bearing interest at 10% per annum.                         -          48,000
                                                  --------------  --------------
     Total                                                    -         650,874
                                                  ==============  ==============

In connection with the terms of merger letter of intent dated November 30, 2006 between the Company and Rx for Africa, the Company during fiscal 2007 entered into a Waiver of Debt Agreement with ATRE, GJ Products Jeffery Schillen and James Lu for the outstanding balance of the notes payable totaling $582,874, $97,000, $48,000 and $20,000 respectively. The Company recorded a write off of the outstanding balances of these notes payable to other income forgiveness of debt during November 2006 and January 2007. The balance of accrued interest payable of $14,255, $50,865 and $200 for the ATRE, GJ Products and GJ notes payable, respectively, was also written off to other income - forgiveness of debt.

DUE TO RELATED PARTIES - DEFERRED COMPENSATION

Related party deferred compensation consists of deferred accrued salaries and vacations due to officers and key employees of $95,018 and $997,041 as of March 31, 2007 and 2006, respectively. During the year ended March 31, 2007 two executive officers of the Company under the terms of Waiver of Debt Agreement, waive an aggregate of $1,121,269 in salaries and wages owed to them.

6.    NOTES RECEIVABLES

Notes Receivable:

                                                     March 31,       March 31,
                                                       2007            2006
                                                  --------------  --------------
Promissory Note Receivable- Rx for Africa         $     850,000   $           -
                                                  ==============  ==============

Pursuant to a subscription agreement between the Company and its subscribers, Longview Fund, LP and Alpha Capital Anstalt, the Company received a bridge loan of $1,000,000 and $150,000, respectively, from the subscribers. Concurrent with the funding of the bridge loan on November 28, 2006, the Company loaned to Rx for Africa $850,000 of the bridge loan due upon the closing of the acquisition of Rx for Africa by the Company as set forth in the letter of intent entered into by the Company and Rx for Africa on November 30, 2006. Interest on the note receivable is at 14% per annum. (See Note 9 - Notes Payable)

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


7.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

                                                             March 31,
                                                  ------------------------------
                                                       2007            2006
                                                  --------------  --------------
Furniture and equipment                           $   1,034,204   $   1,034,204
Automobile                                               24,487          24,487
Leasehold improvements                                   19,258          19,258
                                                  --------------  --------------
                                                      1,077,949       1,077,949

Less:  accumulated depreciation                        (970,067)       (914,528)
                                                  --------------  --------------
Furniture and equipment, net                      $     107,882   $     163,421
                                                  ==============  ==============

Depreciation expense for the years ended March 31, 2007 and 2006 was $55,539 and $79,400, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


8.    FILM MASTERS AND ARTWORK

Film Masters and Artwork consisted of the following as of:

                                                             March 31,
                                                  ------------------------------
                                                       2007            2006
                                                  --------------  --------------
Intellectual property                             $   3,376,003   $   3,370,003
Other film masters and artwork                        1,986,407       1,933,041
                                                  --------------  --------------
   Total                                              5,362,410       5,303,044
Less:  accumulated amortization                      (5,203,568)     (4,893,503)
                                                  --------------  --------------
Film Masters and Artwork, net                     $     158,842   $     409,540
                                                  ==============  ==============

Amortization expense for the years ended March 31, 2007 and 2006 was $310,134 and $351,824, respectively.

The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period. Film masters consist of original "masters", which are purchased for the purpose of reproducing videocassettes that are sold to customers. In accordance with SFAS No. 121, film masters and related artwork are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. As of March 31, 2007 and 2007, no such events have occurred.

9.    INVESTMENT IN EQUITY SUBSIDIARY

As of March 31, 2007, the Company owns 7.67% interest in a related party, American Top Real Estate ("ATRE"). The Company reduced its interest in ATRE to zero in 2003 to reflect its share of the net operating losses net of taxes of ATRE.

10.   DUE TO FACTOR/FINANCING AGREEMENT PAYABLE

Due to Factor:

                                                             March 31,
                                                  ------------------------------
                                                       2007            2006
                                                  --------------  --------------
Due to factor payable                             $     300,000   $      32,929
                                                  ==============  ==============

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

The Company paid interest of $-0- and $61,412 for the years ended March 31, 2007 and 2006, respectively.

On May 2, 2005, the Company terminated its financing agreement with the financial institution and all obligations owed under the financing agreement of $32,929 at March 31, 2006 were satisfied and paid in full as of June 30, 2006.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


10.   DUE TO FACTOR/FINANCING AGREEMENT PAYABLE (CONTINUED)

On March 8, 2007, the Company entered into an accounts receivable assignment factoring agreement with a private investor whereby it assigned its accounts receivable from a customer totaling approximately $515,000 and the Company was advanced $300,000 for use as working capital. The terms of the agreement calls for the Company to guarantee the payment by its customer to the private investor payments up to $400,000. The Company in March 2007 recorded $100,000 in accrued interest.

Due Financing Agreement Payable:

                                                             March 31,
                                                  ------------------------------
                                                       2007            2006
                                                  --------------  --------------
Longview Fund, LC - Revolving note payable        $      56,306   $           -
                                                  ==============  ==============

On June 30, 2006, the Company entered into an Accounts Receivable Revolving Loan Agreement ("Agreement") with a financial institution located in San Francisco, CA for a revolving accounts receivable line of credit up to $250,000 for a term expiring in twelve months from the date of inception. Under the terms of the Agreement, the Company can borrow up to $250,000 against the Company's accounts receivable of irrevocable sales made to its customer, excluding any consignment sales or any non-irrevocable sales. The Company was advanced 75% of the face value of the accounts receivable presented for borrowing. The cost of funds borrowed under the Agreement is at 1.67% per month of the outstanding accounts receivable balance presented for borrowing calculated on a daily basis. Cost of Funds borrowed against any accounts receivable in amounts exceeding 75% of its face value is at 2% per month calculated on a daily basis. At the end of each month any excess funds available against the Company's qualified accounts receivable net of cash receipts from the customer will be advanced to the Company. All of the assets of the Company as of March 31, 2007 and have been collateralized under the security agreement with the lender. The loan Agreement may be terminated by the lender by giving the Company 30 days written notice. Concurrent with this loan, the Company granted 3,333,333 warrants to the lender with an expiration date of June 30, 2011 and a $0.075 exercise price. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months).

11.   NOTES PAYABLE

Notes payable represent the following as of:

                                                             March 31,
                                                  ------------------------------
                                                       2007            2006
                                                  --------------  --------------
Production Equipment                              $       1,263   $      10,104
Less current                                                  -          (3,789)
                                                  --------------  --------------
Long term                                         $           -   $       6,315
                                                  ==============  ==============

On August 15, 2004, the Company incurred a note in the amount of $22,733 bearing interest at 7.5% to purchase a Sony sprinter for $22,733. The balance of this note was $1,263 and $10,104 at December 31, 2006 and March 31, 2006, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


12.   CONVERTIBLE NOTES PAYABLE

Notes Payable represents the following as of:

                                                     March 31,       March 31,
                                                       2007            2006
                                                  --------------  --------------
Convertible Notes Payable- net of discounts       $      53,239   $           -
                                                  --------------  --------------

During the year ended March 31, 2007 the Company issued notes to third parties. As part of the several of the financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

    Date of Note        Amount of Notes   Conversion Price(1)    Term of Note
---------------------   ---------------   -------------------    ------------
November 30, 2006 (1)   $     1,150,000         $ 0.45             2 years


Date of Warrants Issued   Number of Warrants   Exercise Price   Term of Warrants
-----------------------   ------------------   --------------   ----------------
March 26, 2004                    1,166,667    $        0.360       5 years
June 30, 2006                     3,333,333    $        0.075       5 years
November 30, 2006                 1,277,778    $        0.450       5 years

(1) warrants issued with this financing transaction.

For these transactions, the Company has determined the appropriate method of accounting is to include the entire debt as a current liability on the balance sheet, since the debt is immediately convertible at the option of the holder.

The notes contain provisions on interest accrual at the "prime rate" published in The Wall Street Journal from time to time, plus three percent (3%). The Interest Rate shall not be less than eight percent (8%). Interest shall be calculated on a 360 day year. Interest on the Principal Amount shall be payable monthly, commencing 120 days from the closing and on the first day of each consecutive calendar month thereafter (each, a "Repayment Date") and on the Maturity Date.

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

REDEMPTION OPTION - The Company will have the option of prepaying the outstanding Principal Amount ("Optional Redemption"), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


12.   CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the year ended March 31, 2007, the Company accreted $157,886 of debt discount related to the Notes.

WARRANTS ISSUED

The estimated fair values of the warrants at issuance of the convertible note were as follows:

                                                                       Initial
                                                                     Volatility
Date of Warrants Issued    Number of Warrants    Value at Issuance     Factor
-----------------------    ------------------    -----------------   ----------
March 26, 2004                     1,166,667     $        393,239        131%
June 30, 2006                      3,333,333     $      1,128,417        131%
November 30, 2006                  1,277,778     $      1,526,688        131%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at

The Company used the closing price of $0.54, the respective exercise price, the remaining term on each warrant, and a volatility of 169%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at March 31, 2007, had increased to a fair value of $2,923,060, due in part to a decrease in the market value of the Company's common stock to $0.54 from $0.36 at issuance of the November 30, 2006 convertible notes amount, which resulted in other expense of $434,469 on the Company's books.

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


12.   CONVERTIBLE NOTES PAYABLE (CONTINUED)

WARRANTS ISSUED (CONTINUED)

DEBT FEATURES

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the debt features provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

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

                                          Debt Features
                                            Value at        Initial Carrying
  Date of Note        Amount of Notes       Issuance             Value
-----------------     ---------------     -------------     ----------------
November 30, 2006     $     1,150,000     $   4,127,925     $              0

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at March 31, 2007 the Company used the closing price of $0.54 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 169%. The fair value of the derivative liability at March 31, 2007 was $7,228,740 and thus an expense has been recorded on the financial statements to reflect the increase in liability from the value at issuance.

Pursuant to the terms of the Notes, the Company has the option of prepaying the outstanding Principal Amount in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


12.   CONVERTIBLE NOTES PAYABLE (CONTINUED)

DEBT FEATURES (CONTINUED)

The significant fluctuations can create significant income and expense items on the financial statements of the Company.

Because the terms of the 2006 convertible notes ("notes") require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the Company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The 2006 notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

13.   PROVISION FOR ESTIMATED SALES RETURNS

Provision for estimated sales returns relates to sales to customers for which return rights or price protection are established. For the year ended March 31, 2007 and 2006 the Company recorded provision for estimated sales returns of $146,777 and 152,000, respectively.

14.   COMMITMENTS AND CONTINGENCIES

ROYALTY COMMITMENTS

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. The Company licenses titles of films not yet covered by public domain. The Company produces duplicate videos and DVDs for sale. Certain agreements include minimum guaranteed payments. Such advances are recouped against royalties due to the licensor based on contractual amounts of product sales, adjusted for certain related costs. Advances, which have not been recovered through earned royalties, are recorded as an asset. For the years ended March 31, 2007 and 2006, royalty expense was $28,756 and 80,155, respectively, pursuant to these agreements.

VIDEO AGREEMENTS

The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

LEASE COMMITMENTS

We lease approximately 20,000 square feet of property located at 800 Tucker Lane, Walnut, California under a lease that commenced April 1, 2004 and expired on March 31, 2007, for use as manufacturing and warehouse facilities for a monthly rent of $13,000. The Company entered into a month to month lease on April 1, 2007 for monthly rent of $13,500 per month. Our lease is with an unaffiliated third party.

During the period ended March 31, 2006 we leased approximately 995 square feet @ 18725 E. Gale Avenue, Suite 100, City of Industry, California from a related party under a lease that commenced May 1, 2005 for use as executive offices for a monthly rent of $2,500. In May 2006, we terminated the lease and moved the executive offices back to 800 Tucker Lane, Walnut, California. In May 2007 the Company renewed this lease on a month to month basis for a monthly rent of $3,750.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


14.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE COMMITMENTS (CONTINUED)

Rent expense for the years ended March 31, 2007 and 2005 was approximately $158,846 and $150,000, respectively.

15.   STOCKHOLDERS' DEFICIT

COMMON STOCK

As of March 31, 2007, the aggregate number of shares of common stock that the Company has authority to issue is 800,000,000 shares with no par value. As of March 31, 2007 and 2006 20,696,882, and 19,838,162 shares were issued and outstanding.

During, the years ended March 31, 2007 and 2006, the Company had the following issuances of its common stock:

COMMON STOCK ISSUED

On May 9, 2005 the Board of Directors of the Company approved the issuance of 770,591 shares of the Company's common stock upon conversion liquidated damages and interest by the five shareholders totaling an aggregate of $231,177 which accrued connection with the sale of the Company's Series B preferred shares, at the agreed upon conversion price of $0.30 per share. The Company was previously unable to issue such shares of common stock until the shareholders of the Company approved the increase in the authorized number of shares of common stock on March 1, 2005.

The Company during year ended March 31, 2007 entered into settlement agreements with two of its major inventory suppliers whereby the Company in lieu of paying cash, issued and aggregate of 360,875 of its common stock to such suppliers of settle its obligations as follows:

On March 5, 2007, the Company issued a supplier, 53,732 shares of its common stock at $0.42 per share to settle $22,567.40 in debt per a settlement agreement dated February 1, 2007.

On March 14, 2007, the Company issued a supplier, 33,333 shares of its common stock at $0.30 per share to settle $10,000.00 in debt per a settlement agreement dated March 6, 2007.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


15.   STOCKHOLDERS' DEFICIT (CONTINUED)

WARRANTS ISSUED
                                                                    Term of
Date of Warrants Issued    Number of Warrants    Exercise Price     Warrants
-----------------------    ------------------    --------------    ----------
January 31, 2007                1,200,000        $        0.300     10 years

On January 31, 2007, Jeffrey I. Schillen, Executive Vice President and Co-CEO of the Company entered into a Debt Waiver and Release Agreement and a Debt Forgiveness and Release Agreement with the Company. Mr. Schillen waived and forgave a demand note with interest and salaries owed to in the aggregate amount of $687,739. As part of the agreements the Company granted Mr. Schillen stock warrants to purchase 1,200,000 shares of the Company's common stock at $0.30 per share exercisable immediately and expiring on January 31, 2017. The value of these warrants per Black Scholes using a $0.42 cosing stock rice at March 31, 2007 with a volatility of 169% was $501,204.

CONVERTIBLE PREFERRED STOCK

As of March 31, 2007 and 2006, the Company had authorized 4,999,863 shares of no par value, convertible preferred stock. The Company had issued 483,251 shares (of which 172,923 valued at $48,803 are held in treasury). The preferred stock has:

      i.) voting rights upon all matters upon which common stockholders have at a 1.95 vote for each share of preferred stock,

      ii.) conversion rights at 1.95 shares of common stock for each share of preferred,

      iii.) no rights of redemption and

      iv.) no dividend preferences, but entitled to a preference of $0.01 per share in the event of liquidation.

SERIES A CONVERTIBLE PREFERRED STOCK

As of March 31, 2007 and 2006, the Company had authorized 50 shares of convertible Series A preferred stock (the "Series A Stock") with a stated value of $10,000 per share. The Company had issued 40 shares.

The Series A Stock has no par value and a stated value of $10,000 per share, and does not bear any dividends. Holders have the right to convert the Series A Stock at their option into shares of the Company's common stock at any time at least 90 days after the issuance of the Series A Stock; provided, however, that in no event other than upon a mandatory conversion as described below or a triggering event as described below, no holder is entitled to convert Series A Stock to the extent such conversion would cause the holder to beneficially own more than 4.9% of the then outstanding common stock following such conversion. The conversion price is the lesser of 120% of the closing bid price for the common stock on the date the Series A Stock was issued, or a price determined by multiplying the specified conversion percentage times the average market price for the common stock for any five trading days during the ten trading days immediately preceding the conversion. The conversion price is subject to adjustment to take into account subdivisions of combinations of the common stock, reorganization, reclassifications, consolidations, mergers or sales of substantially all of the Company's assets, and the issuance of purchase rights to the holders of the common stock. If the Company fails to convert Series A Stock into common stock within seven business days after receipt of the notice of conversion, a late payment is assessed per share of Series A Stock being converted of $100 per day for the first 10 days and $200 per day thereafter.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


Notwithstanding anything to the contrary in the Certificate of Designation for the Series A Stock, in no event is the Company obligated to issue more than 395,833 shares of Common Stock upon conversion of the Series A Stock.

15.   STOCKHOLDERS' DEFICIT (CONTINUED)

CONVERTIBLE PREFERRED STOCK (CONTINUED)

SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

      At the election of holders of 2/3 of the Series A Stock then outstanding, the holders of the Series A Stock can require the Company to redeem all of the Series A Stock then outstanding at a price per Series A share equal to the greater of (i) 100% of the liquidation value of the Series A Stock in the event of a "major transaction" or 125% of the liquidation value in the event of a "triggering event", or (ii) a redemption rate price calculated in accordance with the terms of the Series A Stock. A "major transaction" includes certain mergers, reorganizations, restructurings, consolidations, or similar transactions, or sale of substantially all of the assets of the Company. A "triggering event" includes the failure of effectiveness of the registration statement for the underlying common stock or failure of the Company to comply with any key term of the Series A Stock.

Holders of Series A Stock have no voting rights except as required by law or as specifically provided in the terms of the Series A Stock.

Without the prior written consent of holders of at least 2/3 of the then outstanding shares of Series A Stock, the Company generally may not declare and pay dividends on its common stock or redeem any of the Company's or a subsidiary's capital stock or other equity securities (including warrants and options to acquire such capital stock or other equity securities).

There are still 40 shares of Series A Stock outstanding because the number of shares of common stock issuable upon their conversion, using the formula set forth in the Certificate of Determination, would result in issuing more than 395,833 shares of common stock upon conversion of Series A Stock. The Company currently is seeking to reach an agreement with the four persons holding these shares regarding the retirement of such shares. In the meantime, the Company continues to accrue a dividend on the outstanding shares at the rate of 6% per annum. The 6% rate is provided for in the Certificate of Determination in determining the conversion rate, (.06)(n/365)(10,000) + 10,000 / Conversion Price. The value of the missed dividend as of March 31, 2004 was calculated using this formula. The aggregate value of the interest dividend as of March 31, 2005 as thus calculated was $24,000 payable in additional shares of the Company's common stock as provided in the Certificate of Determination. The maximum number of shares of common stock that the Company is required to issue upon conversion of the Series A Stock (395,833 shares) includes the shares to be issued in payment of dividends.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


15.   STOCKHOLDERS' DEFICIT (CONTINUED)

SERIES B CONVERTIBLE PREFERRED STOCK

As of March 31, 2005 and 2004, the Company had authorized 87 shares of convertible Series B preferred stock (the "Series B Stock") with a stated value of $10,000 per share. The Company had -0- and 83 shares issued and outstanding at March 31, 2005 and 2004, respectively.

The Series B Stock has no par value and a stated value of $10,000 per share, and does not bear any dividends. Holders have the right to convert the Series B Stock at their option into shares of the Company's common stock at any time at least 90 days after the issuance of the Series B Stock; provided, however, that in no event other than upon a mandatory conversion as described below or a triggering event as described below, no holder is entitled to convert Series B Stock to the extent such conversion would cause the holder to beneficially own more than 4.9% of the then outstanding common stock following such conversion. The conversion price is the lesser of 120% of the closing bid price for the common stock on the date the Series B Stock was issued, or a price determined by multiplying the specified conversion percentage times the average market price for the common stock for any five trading days during the ten trading days immediately preceding the conversion. The conversion price is subject to adjustment to take into account subdivisions of combinations of the common stock, reorganization, reclassifications, consolidations, mergers or sales of substantially all of the Company's assets, and the issuance of purchase rights to the holders of the common stock. If the Company fails to convert Series B Stock into common stock within seven business days after receipt of the notice of conversion, a late payment is assessed per share of Series B Stock being converted of $100 per day for the first 10 days and $200 per day thereafter.

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

      At the election of holders of 2/3 of the Series B Stock then outstanding, the holders of the Series B Stock can require the Company to redeem all of the Series B Stock then outstanding at a price per Series B share equal to the greater of (i) 100% of the liquidation value of the Series B Stock in the event of a "major transaction" or 125% of the liquidation value in the event of a "triggering event", or (ii) a redemption rate price calculated in accordance with the terms of the Series B Stock. A "major transaction" includes certain mergers, reorganizations, restructurings, consolidations, or similar transactions, or sale of substantially all of the assets of the Company. A "triggering event" includes the failure of effectiveness of the registration statement for the underlying common stock or failure of the Company to comply with any key term of the Series B Stock.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


15.   STOCKHOLDERS' DEFICIT (CONTINUED)

SERIES B CONVERTIBLE PREFERRED STOCK (CONTINUED)

Holders of Series B Stock have no voting rights except as required by law or as specifically provided in the terms of the Series B Stock.

Without the prior written consent of holders of at least 2/3 of the then outstanding shares of Series B Stock, the Company generally may not declare and pay dividends on its common stock or redeem any of the Company's or a subsidiary's capital stock or other equity securities (including warrants and options to acquire such capital stock or other equity securities).

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

Three holders of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 25 Series B Convertible Preferred Shares entered into a Letter Agreement to Convert Preferred Shares, whereby such holders of the Series B Convertible Preferred Shares agreed to convert their respective shares and any liquidated damages and accrued interest in the aggregate amount of approximately $50,000 into shares of the Company's common stock at $0.01 per share. The holders further agreed to exercise their portion of any liquidated damages and accrued interest of $50,000 when the stockholders of the Company approve the increase in the authorized shares of the Company. As part of this letter agreement such holders canceled and returned to the Company warrants to purchase 750,000 shares the Company's common stock at a price $.60 per share issued to them in conjunction with the Series B Convertible Preferred Shares.

Four holders (the "Sellers") of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 57 1/2 Series B Convertible Preferred Shares entered into a Securities Purchase Agreement to sell all of their respective portion of the Company's Series B Convertible Preferred Shares to two accredited investors, (the "Buyers"). Under the terms of the Securities Purchase Agreement the Buyers agreed to convert their respective shares of the Company's Series B Convertible Preferred Shares into the shares of the Company's common stock at $0.30 per share. The Sellers canceled and returned to the Company 290,000 warrants to purchase the Company's common stock at price of $0.60 shares in conjunction with their respective Series B Convertible Preferred Shares at the closing date of such purchase agreement on April 15, 2004. The Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares of the Company's common stock at $0.01 per share as soon as the stockholders of the Company approve the increase in the authorized shares of the Company.

Concurrent with these transactions, during the year ended March 31, 2005, all outstanding shares of the Company's Series B Preferred Stock in the aggregate amount of eighty two and one half shares representing an aggregate face value of $825,000 less $1,474.87 which was owed to the Company by one of the Series B Preferred shareholder were converted into 2,745,084 shares of the Company's common stock at a conversion price of $0.30 per share.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


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

The following summarizes the common stock option transactions for the year ended March 31, 2007 and 2006.

OPTIONS ISSUED AND OUTSTANDING:

                                                                     Weighted
                                                                     Average
                                          Officers/                  Exercise
                                          Directors   Consultants     Price
                                        ------------  -----------  ------------
   Options outstanding, March 1, 2006     1,916,667       20,000   $      0.21

   Granted                                        -            -             -
   Expired                                        -      (20,000)         0.21
   Options outstanding, March 31, 2006    1,916,667            -   $         -
   Granted                                        -            -   $      0.21
   Exercised                                      -            -   $         -
   Expired                                 (186,667)           -          0.21
                                        ------------  -----------  ------------
   Options outstanding, March 31, 2007    1,730,000            -   $      0.21
                                        ============  ===========  ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


16.   COMMON STOCK OPTIONS (CONTINUED)

2001 STOCK COMPENSATION PLAN

The Company's 2001 Stock Compensation Plan was established for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 1,666,667 shares and/or options of the Company's common stock, no par value at a purchase price of $0.18, which represented the fair value of the common stock on that date. On July 24, 2001, 1,666,667 options to purchase the Company's common stock were granted to the select key employees, officers and a director of the Company which expired on July 24, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen, the Executive Vice President of the Company were granted options to purchase 666,667 and 333,333 shares, respectively, and 166,667 options to purchase were granted to Murray Scott, a Director of the Company. The remaining balance of 500,000 options was granted to eight other key employees of the Company. As of March 31, 2004, none of the options that were granted under this plan were exercised and the options granted expired on July 24, 2004.

2000 STOCK COMPENSATION PLAN

The following summarizes the 2000 stock compensation plan transactions for the years ended :

                                                                                     Weighted
                                                                                     Average
                                                                Stock Options        Exercise
                                                                 Outstanding          Price
    Options, Exercisable and Outstanding, March 31, 2003              20,000       $       1.50

    Granted
    Expired                                                          (20,000)              1.50
                                                               --------------      --------------

    Options, Exercisable and Outstanding, March 31, 2004                   -                   -

    Granted                                                                -                   -
    Expired                                                                -                   -
                                                               --------------      --------------

    Options, Exercisable and Outstanding, March 31, 2005                   -                   -
                                                               ==============      ===============

    Granted                                                                -                   -
    Expired                                                                -                   -
                                                               --------------      --------------

                                                               ==============      ===============
    Options, Exercisable and Outstanding, March 31, 2006                   -                   -

    Granted                                                                -                   -
    Expired                                                                -                   -
                                                               --------------      --------------

    Options, Exercisable and Outstanding, March 31, 2007                   -       $           -
                                                               ==============      ==============

The Company's 2000 Stock Compensation Plan ("Plan") was established for the purpose of providing the Company with a means of compensating selected key employees (including officers), directors and consultants to the Company and its subsidiaries for their services rendered in connection with the development of Diamond Entertainment Corporation with shares of common stock of the Company. The Plan authorized the Board of Directors of the Company to sell or award up to 433,333 shares and/or options of the Company's common stock, no par value. The Plan expired on May 31, 2001, and the unissued outstanding balance of options of 170,000 shares to be awarded or sold in accordance with this plan was canceled. These options were not exercised as of March 31, 2004. During the period ended March 31, 2004, 20,000 of outstanding options expired.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


17.   MAJOR CUSTOMERS/SUPPLIERS

CUSTOMERS

For the year ended March 31, 2007, the Company had net sales to two customers that accounted for approximately 35% and 15%, respectively. For the year ended March 31, 2006, the Company had net sales to two customers that accounted for approximately 32% and 13%, respectively.

For the year ended March 31, 2007, the Company had accounts receivable from five customers that accounted for approximately 94%.

For the year ended March 31, 2006, the Company had accounts receivable from five customers that accounted for approximately 66%.

SUPPLIERS

For the year ended March 31, 2007, the Company purchased video and DVD products from three suppliers that accounted for approximately 79% of the Company's net purchases. During such period, the percentages of net video/DVD product purchases made from such suppliers were 55%, 13% and 11%, respectively. We believe that, if for any reason we could not rely on or retain the services of any of our current suppliers, duplicators or manufacturers, other suppliers would be readily available in the marketplace.

For the year ended March 31, 2006, the Company purchased video and DVD products from four suppliers that accounted for approximately 71% of the Company's net purchases. During such period, the percentages of net video/DVD product purchases made from such suppliers were 29%, 16%, 15% and 11%, respectively.

18.   INCOME TAXES

The components of the provision for income taxes are as follows:

                                                       For The Years Ended
                                                            March 31,
                                                --------------------------------
                                                     2007              2006
                                                ---------------  ---------------
Current Tax Expense
   U.S. federal                                 $            -   $       10,636
   State and local                                       4,000            7,148
                                                ---------------  ---------------

Total Current                                            4,000           17,784
                                                ---------------  ---------------

Deferred Tax Expense
   U.S. federal                                              -                -
   State and local                                           -                -
                                                ---------------  ---------------

Total deferred                                               -                -
                                                ---------------  ---------------

Total tax provision from continuing operations  $        4,000   $       17,794
                                                ===============  ===============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


18.   INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2007 are as follows:

      Deferred tax assets:
        Net operating loss carryforwards                $  (30,136,364)
                                                        ---------------
                                                            30,136,364
                                                        ---------------
        Net deferred tax asset                              10,246,363
        Less valuation allowance                           (10,246,363)
                                                        ---------------

                                                        $           --
                                                        ===============


At March 31, 2007, the Company had federal net operating loss ("NOL") carryforwards of approximately $30,136,364. Federal NOLs could, if unused, begin to expire in 2021.

The valuation allowance for deferred tax assets as of March 31, 2007 is $10,246,363.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended March 31, 2007 and 2006 is as follows:

                                             2007          2006
                                          ----------    ---------
Federal income tax rate                     (34.0%)       (34.0%)
State tax, net of federal benefit               --            --
Loss for which no federal benefit was
  received                                   34.0%         34.0%
                                          --------       -------
Effective income tax rate                     0.0%          0.0%
                                          ========       =======

19.   SUBSEQUENT EVENTS

On April 26, 2007, the Board of Directors accepted the following resignation of Executive officers and directors of the Company who submitted letters of resignations to the Board of Directors, terminating their positions with the Company as follows: James Lu as President and Co-CEO, Jeffrey I. Schillen as Executive Vice President, Co-CEO and Director, Fred U. Odaka as Director, Murray
T. Scott as Director and Jerry S. Lan as Director. Concurrently April 26, 2007 the Board of Directors appointed Dr. Mulugetta Bezzabeh as CEO and Director and Howard Becker as Director.

On May 4, 2007, The Company's wholly owned subsidiary, Diamond Entertainment Acquisition, Inc., a Delaware corporation, acquired 100% of Rx for Africa, Inc. through a merger in exchange for 168,849,504 shares of post reverse stock split shares of the Company representing eighty five percent (85%) of the issued and outstanding fully diluted shares common stock outstanding. Concurrent with the merger, the Company closed on the second traunch of a private placement funding from institutional and accredited investors with gross proceeds of $1,250,000 under a November 28, 2006 funding agreement, as amended, from institutional and accredited investors totaling $2,400,000, the first traunch of $1,150,000 in gross proceeds being received by the Company in November, 2006.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


19.   SUBSEQUENT EVENTS (CONTINUED)

On May 25, 2007, the Company changed its principal independent accountants from PMB + Helin Donovan Co, LLP, 50 Francisco Street, Suite 120, San Francisco, CA 94133 to Bernstein & Pinchuk, LLP, 7 Penn Plaza, Suite 830, New York, NY 10001. PMB + Helin Donovan Co, LLP was dismissed and the decision to change accountants was approved by the Board of Directors and audit committee.

On July 13, 2007, Diamond Entertainment filed a Form 14c notice proxy for the following actions approved by the shareholders holding a majority of the Company's outstanding shares:

1. amendment of our certificate of incorporation to change the Company name from Diamond Entertainment, Corp. to Rx for Africa, Inc.

2. the ratification of the appointment of Bernstein & Pinchuk, LLP as our independent accountants for the current fiscal year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT.

(1)   Change of Principal Accountants

      (i) On May 25, 2007, Diamond Entertainment Corporation informed PMB + Helin Donovan, LLP ("PMB +HD") (the "Former Accountants") that they were dismissed and that Diamond Entertainment had retained new principal accountants.

           (a) On May 4, 2007 the Company filed Form 8-K as notification that Bernstein & Pinchuk, LLP succeeds PMB + HD.

      (ii) PMB + HD's report on our consolidated financial statements as of and for the fiscal years ended March 31, 2005 and 2006, did not contain an adverse opinion or a disclaimer of opinion, nor was either such report modified as to audit scope or accounting principles, but were modified for going concern (see below).

            (a)   Fiscal Year 2006 going concern modification:

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. Moreover, the Company may have difficulty raising additional equity capital prior to increasing the number of authorized shares the reasons discussed above. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

      (iii) The decision to change auditors was recommended by the Board of Directors.

      (iv) Neither of the reports of PMB + HD on the Company's financial statements for the two most recent fiscal years contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope or accounting principles.

            (a) During the Company's two most recent fiscal years and through December 31, 2006, there were no disagreements with PMB + HD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PMB + HD, would have caused them to make reference thereto in their reports on the financial statements for such years.

            (b) During the Company's two most recent fiscal years and through December 31, 2006, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(b)).

      (v) The Company has requested that PMB + HD furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not PMB + HD agrees with the above statements. A copy of PMB + HD's letter required by Item 304(a)(3) of Regulation S-B is filed as Exhibit 16 to the Form 8-K.

      (vi) During the Company's two most recent fiscal years and through December 31, 2006 neither the Company, nor anyone on its behalf, consulted with Bernstein & Pinchuk, LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was either a subject of disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(iv)(b) of Regulation S-b).

      (vii) We have notified the members of our board of directors of the facts set forth in this report including the appointment of Bernstein & Pinchuk, LLP as our independent registered auditor and no member has disapproved of this appointment.

ITEM 8A. CONTROLS AND PROCEDURES

The CEO and the Chief Financial Officer of the Company have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is know by others within the Company.

Our CEO and our Chief Financial Officer conduct updates and review and evaluate the effectiveness the Company's disclosure controls and procedures and have concluded, based on their evaluation as of March 31, 2005, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company's current officers and directors consist of the following persons:

Name                       Age       Position With Company
----                       ---       ---------------------

Mulugetta Bezzabeh         64        CEO and Director

James K.T. Lu.             59        Director

Howard Becker              48       Director

Fred U. Odaka.             70        Chief Financial Officer

MULUGETTA BEZZABEH, PhD (Cass 2 Director). Mr. Bezzabeh was appointed on April 26, 2007 as CEO and Director and is the founder, President and CEO of Rx Africa (Ethiopia) PLC, which was founded in 2003 as Sunshine Pharmaceuticals, as a manufacturer and distributor of generic pharmaceuticals, as a joint venture with the People's Republic of China. A factory was built and production commenced in generic anti-malarial and other pharmaceuticals. In 2006 the Chinese were bought out by private interests, with the goal of becoming one of the few FDA-GMP (Good Manufacturing Practices)-approved pharmaceutical factories in Sub-Saharan Africa.

Dr. Bezzabeh was awarded his PhD from the University of Leeds in the UK. He began his career as the Minister for Rural Development in Ethiopia. He joined the United Nations in 1980, first working from Rome, Italy at the Food and Agriculture division, and later, as the Senior Regional Advisor in the Economic Commission for Africa at the United Nations headquarters in New York City, in charge of Rural Development throughout Africa. Dr. Bezzabeh has published many articles on this subject.

JAMES K.T. LU (Class 2 Director). Mr. Lu has been a director since February 1989, Chairman of the Board, Chief Executive Officer and Secretary since March 1, 1990, and President since July 1991. As of April 1, 2002, Mr. Lu became Co-Chairman and Co-Chief Executive Officer. On April 26, 2007 in connection with the terms of the Merger Agreement with Rx of Africa, Inc. Mr. Lu resigned as Co.CEO, President, and Co-Chairman and was concurrently elected as Director of the Company.

HOWARD BECKER (Class 1 Director) Mr. Becker was elected as a Director of the Company on April 26, 2007. Mr. Becker is also currently serving as Acting Chief Executive Officer and Director of CepTor Corporation (OTC BB: CEPO), a publicly traded, development stage biopharmaceutical company headquartered in New York City. Before joining CepTor in December 2006, Mr. Becker was Vice President of Operations of Xechem International, Inc. (OTC BB: XKEM), a development stage pharmaceutical company based in New Brunswick, New Jersey. Prior to joining Xechem, Mr. Becker served as a management consultant to a number of public and private companies. Mr. Becker is also a licensed (non-practicing) attorney who practiced law for eighteen years in New York City, specializing in business reorganizations and corporate restructurings, including ten years with Kaye, Scholer, Fierman, Hays & Handler, LLP. He also has been associated with Skadden, Arps and Milbank, Tweed, Hadley & McCloy, LLP. Mr. Becker graduated MAGNA CUM LAUDE from Tufts University in 1981 and received his law degree from the University of Michigan Law School in 1984.

FRED U. ODAKA. Mr. Odaka has been our Chief Financial Officer since September 2000. From December 1998 to September 2000 Mr. Odaka was a consultant to Diamond Entertainment Corporation and was our "acting" Chief Financial Officer. Mr. Odaka received his Bachelor of Science degree in finance from Fresno State College, Fresno, California. On April 26, 2007, Mr. Odaka, in connection with terms the Merger Agreement with Rx of Africa, Inc., resigned as Director of the Company.

Under our certificate of incorporation, our board of directors is divided into three (3) classes, with each class to be elected by the shareholders every three years.

All directors hold office for terms up to three (3) years and until the next annual meeting of stockholders scheduled to vote on such class of directors and the election and qualification of their respective successors. Our board presently consists of three directors and our directors were appointed in April, 2007 and subject to ratification and election in our next annual meeting of stockholders for terms up to three-year. On April 26, 2007 the following directors resigned from the Board of Directors: Jeffery I. Schillen, Murray T. Scott and Jery Lan. None of the directors have resigned or declined to stand for re-election due to a disagreement on any matter relating to our operations, policies or practices. Officers are elected annually by our board of directors and, subject to any existing employment agreements, serve at the discretion of our board.

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

CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER AND SENIOR FINANCIAL OFFICERS

On August 29, 2003, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers which is included in Item 13 as Exhibit 14 and may be accessed on the Company's website, E-DMEC.COM.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth aggregate compensation earned by each former Executive Officer for services rendered in all capacities during the year ended March 31, 2007, 2006 and 2005.

                                                        Summary Compensation Table

                                                        Annual Compensation               Long Term Compensation
                                                      ------------------------   ------------------------------------------
                                                                                   Awards                  Payouts
                                                                                 -----------    ---------------------------
                                                                                 Securities                     All Other
                                                                                 Underlying     LTIP Payouts   Compensation
Name and Principal Position                  Year     Salary ($)     Bonus ($)   Options (#)        ($)            ($)
------------------------------------------   ----     ----------     ---------   -----------    ------------   ------------
James K.T. Lu (1) President,                 2007      150,000           0           0               0            33,424
Co-Chief Executive Officer and Secretary     2006      150,000           0           0               0            45,366
                                             2005      150,000        17,308         0               0            41,228

Jeffrey I. Schillen (2)                      2007      150,000           0           0               0            13,262
Co-CEO, Executive Vice                       2006      150,000           0           0               0            23,462
President of Sales and Marketing             2005      150,000        13,846         0               0            26,001

(1) Prior to the merger on May 4, 2007, Mr. Lu resigned from his positions with the Company on April 26, 2007 as Co-CEO, President and Co-Chairman and was concurrently appointed as Director. Mr. Lu's annual salary was $150,000 during the fiscal year ended March 31, 2007, 2006 and 2005. During the fiscal years ended March 31, 2007, 2006 and 2005, Mr. Lu was paid salaries totaling $0.00, $112,500 and $150,000, respectively. He elected to defer a portion of his salary for the years ended March 31, 2006 and 2004. In November 2006, Mr. Lu entered into a Waiver of Debts Agreement with the Company and under such agreement Mr. Lu waived all salaries owed to him by the Company totaling approximately $449,000.

(2) Prior to the merger on May 4, 2007, Mr. Schillen resigned from his positions with the Company on April 26, 2007 as Executive Vice President - Sales and Marketing, Co-CEO and Co-Chairman. Mr. Schillen's annual salary was $150,000 during the fiscal years ended March 31, 2007, 2006 and 2005. During the fiscal years ended March 31, 2007, 2006 and 2005, Mr. Schillen was paid salaries totaling $0.00, $112,500 and $120,000. respectively. He elected to defer a portion of his salary for the years ended March 31, 2006, 2005 and 2004. In January 2007, Mr. Schillen, entered into a Waiver of Debts Agreement with the Company and under such agreement Mr. Schillen waived all salaries owed to him by the Company totaling approximately $588,000.

OPTION/SAR GRANTS

The following table sets forth certain information with respect to the options granted and canceled during the year ended March 31, 2006, 2006 and 2005, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                                                              Percent of Total
                                                                Options/SARs
                                   Number of Securities          Granted to
                                  Underlying Options/SARs       Employees in    Exercise or Base
Name                      Year      Granted (Canceled)          Fiscal Year       Price ($/Sh)      Expiration Date
---------------------------------------------------------------------------------------------------------------------
James K. T Lu             2007               (14,500,000)            n/a             $0.006           11/15/06
Jeffrey I. Schillen       2007                36,000,000            100%             $0.010            1/31/17

James K.T. Lu             2006                25,000,000             43%            $0.0007            6/15/15
Jeffrey I. Schillen       2006                12,150,000             21%            $0.0007            6/15/15

James K.T. Lu             2005                  (600,000)            n/a             $0.005            4/22/04
James K.T. Lu             2005                (3,500,000)            n/a             $0.005            5/24/04
James K.T. Lu             2005               (20,000,000)            n/a             $0.006            7/23/04
James K.T. Lu             2005                (3,000,000)            n/a             $0.005            3/31/05

Jeffrey I. Schillen       2005                  (400,000)            n/a             $0.005            4/22/04
Jeffrey I. Schillen       2005                (1,000,000)            n/a             $0.005            5/24/04
Jeffrey I. Schillen       2005               (10,000,000)            n/a             $0.006            7/23/04
Jeffrey I. Schillen       2005                  (750,000)            n/a             $0.005            3/31/05

AGGREGATE OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES (Pre-Reverse Stock Split Shares)

The following table sets forth certain information with respect to options exercised during the fiscal year ended March 31, 2007 by the Named Executive Officers and with respect to unexercised options held by such persons at March 31, 2007

                                                        Number of Securities Underlying          Value of Unexercised
                          Shares                            Unexercised Options/SARs           In-the-Money Options/SARs
                        Acquired On        Value                 At FY-End (#)                      at FY-End ($)
Name                   Exercise (#)     Realized ($)     Exercisable     Unexercisable       Exercisable     Unexercisable
----------------------------------------------------------------------------------------------------------------------------
James K.T. Lu                0               0            16,666,667         8,333,333          $161,111           $80,556
Jeffrey I. Schillen          0               0            44,100,000         4,050,000          $426,300           $39,150

                              EMPLOYMENT AGREEMENTS

In 1991, we entered into employment agreement with each of Messrs. Lu and Schillen for annual compensation of $150,000 and $90,000, respectively; both provide for annual adjustments in accordance with the consumer price index. However, effective fiscal years 1996 and 2003, Mr. Schillen's annual compensation was increased to $120,000 and $150,000, respectively. Consequently, contracted salary levels were at $150,000 for Mr. Lu and Mr. Schillen. Both employment agreements were extended in July 2000 for a period of five years and such agreements terminated on December 31, 2005. During the year ended March 31, 2007, both Mr. Lu and Mr. Schillen agreed to waive all salaries and wages owed to them for the current fiscal year including all prior years. In November 2006 and January 2007, Mr. Lu and Mr. Schillen entered into a Waiver of Debt Agreement, respectively, whereby Mr. Lu and Mr. Schillen waived approximately $449,000 and $588,000, respectively, in accrued salaries and wages. See "Summary Compensation Table" above, and the notes thereto.

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

On June 16, 2005, the Board of Directors of the Company approved the granting of 1,936,667 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted. The effective date of such options being granted was June 16, 2005, at an exercise price of $.21 per share. Such stock options granted vest in three annual installments commencing one year after the date of grant. Options were granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company to purchase 833,333, 405,000 and 166,667 shares, respectively, and 166,667 and 83,333 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 248,333 options was granted to six employees and one consultant of the Company. During years ended March 31, 2007 and 2006 three employees and one consultant terminated employment with the Company and an aggregate of 120,000 of such options granted were canceled. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth current information as of June 30, 2007 relating to the beneficial ownership of the outstanding post reverse stock split shares of our common stock and preferred stock by (i) each person owning beneficially more than 5% of our common stock, (ii) each Director of the Company, (iii) each Named Executive Officer; and (iv) all Executive Officers and directors of the Company as a group. Unless otherwise indicated below, such individuals have the sole power to control the vote and dispose of such shares of capital stock.

                                                                                          Percentage of
                                                                                          Common Stock
                                                                                            Assuming
                                       Common Stock   Percentage of      Preferred        Conversion of
               Name (1)                    Owned       Common Stock   Stock Owned (2)  Preferred Stock (3)
               --------                 -----------   -------------   ---------------  -------------------
James K. T. Lu (4)                       1,178,493         0.62%          13,603              0.63%
Diamond Entertainment Corporation
800 Tucker Lane
Walnut, CA  91789

Fred U. Odaka (5)                          111,111         0.06%             0                0.06%
Diamond Entertainment Corporation
800 Tucker Lane
Walnut, CA  91789

Mulugetta Bezzabeh(6)                   85,269,000        44.76%             0               44.76%
437 Mountain Ave.
Westfield, NJ 07090

Margie Chassman                          58,336,437       30.62%             0               30.62%
445 W. 23rd Street #16E
New York, NY 10011

All directors and executive officers     86,558,604       45.44%          13,603             45.45%
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

(4) Mr. Lu is director. Includes 555,556 shares of common stock issuable upon exercise of options.

(5) Mr. Odaka is CFO. Includes 111,111 shares of common stock issuable upon exercise of options.

(5) Represents 85,891,937 shares of common stock outstanding and 666,667 shares of common stock issuable upon exercise of options.

There are no agreements or other arrangements or understandings known to us concerning the voting of our common stock or otherwise concerning control of us which are not disclosed herein. There are no pre-emptive rights applicable to our securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 24, 2001, the Board of Directors of the Company adopted the Company's 2001 Stock Compensation Plan dated July 13, 2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 1,666,667 shares and/or non-qualified options of the Company's common stock, no par value at a purchase price of $0.18, which represented the fair value of the common stock on that date. On July 13, 2001, 1,666,667 options to purchase the Company's common stock were granted to the select key employees, officers and a director of the Company expiring on July 12, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen the Executive Vice President of the Company were granted options to purchase 666,667 and 333,333 shares, respectively, and 166,667 options were granted to Murray Scott, a Director of the Company. The remaining balance of 500,000 options was granted to eight other employees of the Company. As of March 31, 2004, none of the options granted under this plan had been exercised and on July 12, 2004, all 1,666,667 options expired and were canceled.

On July 24, 2001, the Board of Directors of the Company authorized and approved, that it was in the best interest of the Company that the exercise rate ranging from $01.50to $7.50 outstanding options granted to the Company's key employees, officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 389,167 shares be amended and lowered to $0.15. Such outstanding options to purchase the Company's common stock included options granted to James Lu, Jeffrey Schillen, Murray Scott and three key employees of the Company of 303,333, 71,667, 8,333, and 5,833 shares, respectively. Of such aggregate amount of option shares granted totaling 389,167, the balance remaining at June 1, 2004 totals 125,000 consisting of 100,000 and 25,000 shares granted to Mr. Lu and Mr. Schillen, respectively, which expire on March 31, 2005. The balance of 264,167 options expired and was canceled.

On November 16, 2001, Mr. Lu, the Company's president waived his right to exercise 966,667 of his outstanding stock options to provide for the company to meet the stock reserve requirement of it's convertible series B preferred stock and in consideration of waiving his aforementioned exercise rights and for his part in completing the sale of the company's convertible Series B preferred shares, Mr. Lu was awarded an option to purchase 483,333 shares of the company's common stock . The option expiring on November 15, 2006, will be exercisable at $0.18 per share.

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

On April 1, 2004, the Company sold an aggregate of 166,667 shares of the Company's common stock at a price of $0.30 per share pursuant to subscription agreements dated April 1, 2004, entered into with Jeffrey I. Schillen and James Lu, each purchasing 2,500,000 shares.

On June 16, 2005, the Board of Directors of the Company approved the granting of 1,936,667 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted. The effective date of such options being granted was June 16, 2005, at an exercise price of $.21 per share. Such stock options granted vest in three annual installments commencing one year after the date of grant. Of such options granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company were granted options to purchase 833,333, 405,000 and 166,667 shares, respectively, and 166,667 and 83,333 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 248,333 options was granted to six employees and one consultant of the Company. During years ended March 31, 2007 and 2006 three employees and one consultant terminated employment with the Company and an aggregate of 3,600,000 of such options granted were canceled. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

On January 31, 2007, Jeffrey I. Schillen, Executive Vice President and Co-CEO of the Company entered into a Debt Waiver and Release Agreement and a Debt Forgiveness and Release Agreement with the Company. Mr. Schillen waived and/or forgave a demand note with interest and salaries owed to in the aggregate amount of $687,739. As part such agreements the Company granted Mr. Schillen stock warrants to purchase 1,200,000 shares of the Company's common stock at $0.30 per share exercisable immediately and expiring on January 31, 2017.

On April 26, 2007 the following executive officers and directors resigned their respective positions with the Company as follow: 1) James K.T. Lu resigned as Co-CEO, Co-Chairman and President, 2) Jeffrey I. Schillen as Co-CEO, Executive Vice President, and Director, 3) Murray T. Scott as Director and 4) Jerry Lan as Director and 5) Fred U. Odaka as Director.

On April 26, 2007 the following executive officers and directors were appointed to their respective positions as follows: 1) Mulugetta Bezzabeh as CEO and Director, 2) Howard Becker as Director and James K.T. Lu as Director.

ITEM 13. Exhibits, List and Reports in Form 8-K

------------- ------------------------------------------------------------------
(a)           Exhibits
------------- ------------------------------------------------------------------
31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)
------------- ------------------------------------------------------------------
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
------------- ------------------------------------------------------------------
32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
------------- ------------------------------------------------------------------
32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
------------- ------------------------------------------------------------------


----------------------- --------------------------------------------------------
(b)                     Reports on Form 8-K
----------------------- --------------------------------------------------------
July 15, 2005           Items 2.02 and 9.01: Financial results for the year
                        ended March 31, 2005
----------------------- --------------------------------------------------------
December 11, 2006       Items 1.01, 2.01 and 9.01: Entered into a funding
                        agreement and subsidiary acquired Rx for Africa, Inc.
----------------------- --------------------------------------------------------
March 27, 2007          Items 8.01 and 9.01: Reverse split and change of
                        trading symbol
----------------------- --------------------------------------------------------
May 10, 2007            Items 2.01 and 9.01: Consummated merger with RX for
                        Africa, Inc.
----------------------- --------------------------------------------------------
May 30, 2007            Items 4.01 and 9.01: Reported change in Certifying
                        Accountant
----------------------- --------------------------------------------------------

ITEM 14. Principal Accounting Fees and Services.

      The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended March 31, 2007 and 2006.

FEE CATEGORY                            FISCAL 2007 FEES       FISCAL 2006 FEES
                                               ($)                    ($)
Audit Fees 1                                      88,500                 80,487
Audit-Related Fees 2                                   0                      0
Tax Fees 3                                         4,500                  3,500
All Other Fees 4                                       0                      0
Total Fees                                        93,000                 83,987
-----------------

1. AUDIT FEES. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended March 31, 2007 and 2006, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

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


                                        DIAMOND ENTERTAINMENT CORPORATION


Dated: July 13, 2007                    By: /s/ Mulugetta Bezzabeh
                                            -----------------------------------
                                            Mulugetta Bezzabeh
                                            Chief Executive Officer



Dated: July 13, 2007                    By: /s/ Fred U. Odaka
                                            -----------------------------------
                                            Fred U. Odaka
                                            Chief Financial Officer, Principal
                                            Financial Officer and Principal
                                            Accounting Officer