Form 10KSB/A
period 2007-03-31
DIAMOND ENTERTAINMENT CORP
filed 2007-08-13
CIK 847420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


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

EXPLANATORY NOTE


This amendment to the Annual Report on Form 10KSB/A for the fiscal year ended March 31, 2007 is being filed in order to include the Independent Auditors Reports.



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

On January 31, 2007, Jeffrey I. Schillen, Executive Vice President and Co-CEO of the Company entered into a Debt Waiver and Release Agreement and a Debt Forgiveness and Release Agreement with the Company. Mr. Schillen waived and/or forgave a demand note with interest and salaries owed to in the aggregate amount of $687,739. As part such agreements the Company granted Mr. Schillen stock warrants to purchase 1,200,000 shares of the Company's common stock at $0.30 per share exercisable immediately and expiring on January 31, 2017. The value of these warrants per Black Scholes using a $0.42 closing stock rice at March 31, 2007 with a volatility of 169% was $501,204.

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

Total operating expenses for the years ended March 31, 2007 and 2006 were approximately $1,499,000 and $1,967,000, respectively. The decrease in operating expenses of approximately $117,000 was the result of decreased selling and marketing expenses of approximately $540,000 offset by an increase administrative expenses of approximately $423,000, respectively.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007



                                 C O N T E N T S

--------------------------------------------------------------------------------




Independent Auditors' Report                                          F-1 to F-2


Consolidated Balance Sheet                                            F-3 to F-4

Consolidated Statements of Operations                                        F-5

Consolidated Statements of Stockholders' Deficiency                          F-6

Consolidated Statements of Cash Flows                                 F-7 to F-8

Notes to Consolidated Financial Statements                           F-9 to F-38

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------





To the Board of Directors of
Diamond Entertainment Corporation


We have audited the accompanying balance sheet of Diamond Entertainment Corporation and subsidiaries ("the Company") as of March 31, 2007 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Bernstein & Pinchuk LLP
---------------------------

New York, New York
July 31, 2007

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Diamond Entertainment Corporation


We have audited the accompanying consolidated balance sheet of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Entertainment Corporation and Subsidiaries as of March 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ PMB Helin Donovan, LLP
--------------------------
Irvine, California
June 30, 2006


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007


                                                                 2007
                                                            ---------------
ASSETS
CURRENT ASSETS
Cash                                                       $       46,612
  Accounts receivable, net of allowance for doubtful
    accounts of $1,358                                            580,218
  Inventory, net of valuation allowance of $633,942               616,668
  Notes Receivable                                                850,000
  Prepaid expenses and other current assets                        90,032
                                                           ---------------
     Total current assets                                       2,183,530

PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $970,067                           107,882

FILM MASTERS AND ARTWORK, less
   accumulated amortization of $5,203,568                         158,842

OTHER ASSETS                                                       28,483
                                                           ---------------

       TOTAL ASSETS                                        $    2,478,737
                                                           ===============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 2007


                                                                2007
                                                           ---------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank overdraft                                          $       19,359
   Accounts payable                                               617,292
   Related Party - deferred compensation                           95,018
   Other accrued expenses                                         474,376
   Provision for estimated sales returns                          146,777
   Due to factor                                                  300,000
   Financing Agreement Payable                                    211,125
   Notes payable                                                    1,263
   Convertible notes payable - net of discounts                    56,306
   Warrant liability                                            2,923,060
   Derivative liability                                         7,228,740
   Customer Deposits                                               16,400
                                                           ---------------
     Total current liabilities                                 12,089,716

                                                          ---------------
TOTAL LIABILITIES                                              12,089,716

STOCKHOLDERS' DEFICIENCY
   Convertible preferred stock, no par value;
     5,000,000 shares authorized;
     483,251 issued (of which 172,923 are held
     in treasury)                                                 376,593
   Treasury stock                                                 (48,803)
   Series A convertible preferred stock,
    $10,000 per share stated value; 50 shares
    authorized; 40 issued and outstanding                         471,400
    Common stock, no par value; 800,000,000 shares
    authorized; 20,696,882 issued
    and outstanding                                            18,840,507
   Additional Paid in Capital                                     885,688
   Accumulated deficit                                        (30,136,364)
                                                           ---------------

     TOTAL STOCKHOLDERS' DEFICIENCY                            (9,610,979)
                                                           ---------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $    2,478,737
                                                           ===============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                      DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDING MARCH 31, 2007 AND 2006


                                                                2007                2006
                                                           ---------------    ---------------
Income
    Revenues                                               $    2,295,710     $    3,510,475
    Cost of goods sold                                          2,031,994          3,139,461
                                                           ---------------    ---------------

        Gross Profit                                              263,716            371,014

Operating Expenses
    Selling and marketing expenses                                350,435            889,999
    Administrative expenses                                     1,355,750          1,076,749
                                                           ---------------    ---------------
        Total Operating Expenses                                1,706,185          1,966,748

            Loss from Operations                               (1,442,469)        (1,595,734)

Other Income and (Expense)
                                                                                           -
    Other income (expense)                                         54,999             31,916
    Other Income - Debt settlement                                153,524                  -
    Other Income - Waiver of accrued salaries                     953,961                  -
    Other Income - Forgiveness of debt                            804,793                  -
    Interest expense                                             (227,739)           (83,926)
    Interest expense - Derivatives and warrants                (9,212,925)                 -
    Interest income                                                41,505                942
                                                           ---------------    ---------------

        Net Other Income and Expense                           (7,431,882)           (51,068)
                                                           ---------------    ---------------

            Loss Before Provision
              for Income Taxes                                 (8,874,351)        (1,646,802)
                                                           ---------------    ---------------

Provision for Income Taxes                                         (4,000)            (4,000)
                                                           ---------------    ---------------

            Net Loss                                       $   (8,878,351)    $   (1,650,802)
                                                           ===============    ===============

Loss Per Share
            Basic                                          $        (0.43)    $        (0.08)
                                                           ===============    ===============
            Diluted                                        $        (0.43)    $        (0.08)
                                                           ===============    ===============

Number of shares used in calculation of
  earnings per share
            Basic                                              20,616,098         20,528,528
                                                           ===============    ===============
            Diluted                                            20,616,098         20,528,528
                                                           ===============    ===============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                      DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                         FOR THE YEARS ENDING MARCH 31, 2007 AND 2006



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
---------------------------------------------------------------------------------------------------------------------------

                                                                                    Additional         Total
                                  Accumulated      Treasury         Deferred         Paid In       Stockholders'
                                    Deficit          Stock        Compensation       Capital          Deficit
                                 -------------------------------------------------------------------------------
Balance  at March 31, 2005       $ (19,607,211)   $  (48,803)     $          -      $        -     $     238,259

Issuance of common stock for:
  Conversion of dividends and
    penalties of Series B
    Preferred shares                                                                                     231,177
  Stock Options for Consultant                                                                             7,000
Deferred compensation Stock
  Option - Consultant                                                   (6,806)                           (6,806)
Amortization of Deferred
  compensation Stock Option                                              1,746                             1,746

Net Loss                            (1,650,802)            -                                          (1,650,802)
Balance at March 31, 2006        $ (21,258,013)   $  (48,803)     $     (5,060)                    $  (1,655,944)
Issuance of common stock for:
  Vendor debt settlement                                                                                  32,568
Amortization of Deferred
  compensation Stock Option -
  Consultant                                                             5,060                             5,060
Reverse stock split rounding                                                                                   -
Additional paid in capital
  Warrants and Options                                                                 885,688           885,688

Net Loss                            (8,878,351)                                                       (8,878,351)
Balance at March 31, 2007        $ (30,136,364)   $  (48,803)     $          -      $  885,688     $  (9,610,979)
                                 -------------------------------------------------------------------------------


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                      DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDING MARCH 31, 2007 AND 2006


                                                                2007                2006
                                                           ---------------    ---------------
Cash Flows from Operating Activities:
  Net loss                                               $     (8,878,351)    $   (1,650,802)
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization                             365,570            431,257
        Provision for doubtful accounts                          (146,669)           115,914
        Inventory reserve                                        (127,814)           320,242

    Changes in certain assets and liabilities
        Notes receivable                                         (850,000)
        Due from related party                                      4,845              5,548
        Accounts receivable                                      (279,410)           211,397
        Inventory                                                 253,069           (237,475)
        Prepaid expenses and other current assets                 (31,715)            15,326
        Accounts payable                                         (374,704)           731,539
        Related party deferred compensation                      (902,033)           122,505
        Other accrued expense                                     123,221           (224,946)
        Provision for estimated sales returns                      (5,223)          (309,785)
        Customer deposits                                             100                  -
                                                           ---------------    ---------------

          Net Cash Used in
            Operating Activities                              (10,849,114)          (469,280)
                                                           ---------------    ---------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                                    -            (65,000)
  Other assets                                                          -             45,641
  Purchase of film masters and artwork                            (59,333)          (205,351)
                                                           ---------------    ---------------

          Net Cash Used in Investing Activities                   (59,333)          (224,710)
                                                           ---------------    ---------------

Cash Flows from Financing Activities:
  Decrease in bank overdraft                                      (15,422)           (26,717)
  Advance from factor                                             355,000          1,092,000
  Payments to factor                                              (87,929)        (1,363,181)
  Proceeds from financing agreement                               211,125                  -
  Payments of notes payable                                        (8,841)            (7,576)
  Payments of notes payable (related party)                      (650,874)           322,500
  Proceeds of convertible notes payable                            56,306                  -
  Deferred compensation - stock option                              5,060             (5,060)
  Warrant liability                                             2,923,060
  Derivative liability                                          7,228,740                  -
  Proceeds from the sale of common stock                           32,568            238,177
  Additional paid in capital                                      885,688                  -
                                                           ---------------    ---------------
          Net Cash Provided by
            Financing Activities                               10,934,481            250,143
                                                           ---------------    ---------------


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
                                                           ===============    ===============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             F-8

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDING MARCH 31, 2007


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Diamond Entertainment Corporation (the "Company"), a holding company organized under the laws of the State of New Jersey on April 3, 1986 and its wholly owned subsidiaries:

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDING MARCH 31, 2007


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

FACTORED ACCOUNTS RECEIVABLE

The Company is obligated to repurchase transferred receivables under its agreement with its factor, and therefore such transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 140 requires that a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale. The following conditions must be met in order for FASB 140 to be applicable: a) the assets must be isolated from the transferor, b) the transferee has the right to pledge or exchange the assets, and c) the transferor does not maintain effective control over the assets.

The Company's obligations to the factor are collateralized by all of the Company's accounts receivable inventories, equipment, investment property, deposit accounts and financial instruments

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDING MARCH 31, 2007


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDING MARCH 31, 2007


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

The following table provides the basic and diluted income (loss) per share computations:

                                                                Twelve Months Ended
                                                                     March 31,
                                                          --------------------------------
                                                              2007             2006
                                                          --------------   ---------------
      Net Income (Loss)                                   $  (8,878,351)   $   (1,650,802)
                                                          --------------   ---------------

                                                          --------------   ---------------
      Weighted-average basic shares outstanding              20,616,098        20,855,827
      Dilutive effect of:
         Warrants and option to purchase common stock                 -                 -
         Note payable convertible into common stock                   -                 -
         Preferred stock convertible into common stock                -                 -
                                                          --------------   ---------------

                                                          ==============   ===============
      Weighted average diluted shares outstanding            20,616,098        20,855,827
                                                          --------------   ---------------
      Basic earnings (loss) per share                     $       (0.43)   $        (0.00)
                                                          --------------   ---------------
      Diluted earnings (loss) per share                   $       (0.43)   $        (0.00)
                                                          ==============   ===============

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following potentially dilutive shares were excluded from the diluted loss per share for the year ended March 31, 2007, as their effects would have been anti-dilutive to the loss incurred by the Company:

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company currently uses, and has historically applied, the dual method for quantifying identified financial statement misstatements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of the annual financial statements for the year ending March 31, 2007. The Company is currently evaluating SAB 108, but does not expect the adoption of SAB 108 to have a significant effect on its financial position, results of operations, or cash flows.

2.    GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company historically has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. During the year ended 3/31/2007 the Company's net loss was $8,878,351 and the Company had a deficit in stockholders equity of 30,136,364. It used $10,849,114 cash in operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

3.    ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2007 was $581,576 before an allowance for doubtful accounts of $1,358. Substantially all of the accounts receivable as of March 31, 2007 have been pledged as collateral under a revolving loan agreement.

The Company reviews accounts receivable periodically during the year for collectability. An allowance for bad debt expense and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

As of March 31, 2007 the Company had an allowance for doubtful accounts of 140,117. During the year ended March 31, 2007 the Company recorded a write off one accounts receivable totaling $134,263 to allowance for doubtful accounts as resulting from a customer filing bankruptcy.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


4.    INVENTORY

Inventory consisted of the following as of:

                                                  March 31, 2007
                                                  --------------
Raw materials                                     $     554,627
Finished goods                                          695,983
                                                  --------------
  Sub-total                                           1,250,610
Less: valuation allowance                              (633,942)
                                                  --------------

Inventory, net                                    $     616,668
                                                  ==============

ALLOWANCE

An allowance has been established for inventory totaling $633,942 as of March 31, 2007.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

DUE TO RELATED PARTIES - DEFERRED COMPENSATION

Related party deferred compensation consists of deferred accrued salaries and vacations due to officers and key employees of $95,018 as of March 31, 2007. During the year ended March 31, 2007 two executive officers of the Company under the terms of Waiver of Debt Agreement, waive an aggregate of $1,121,269 in salaries and wages owed to them.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


7.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

                                                  March 31, 2007
                                                  --------------
Furniture and equipment                           $   1,034,204
Automobile                                               24,487
Leasehold improvements                                   19,258
                                                  --------------
                                                      1,077,949

Less:  accumulated depreciation                        (970,067)
                                                  --------------
Furniture and equipment, net                      $     107,882
                                                  ==============

Depreciation expense for the years ended March 31, 2007 and 2006 was $55,539 and $79,400, respectively.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


8.    FILM MASTERS AND ARTWORK

Film Masters and Artwork consisted of the following as of:

                                                  March 31, 2007
                                                  --------------
Intellectual property                             $   3,376,003
Other film masters and artwork                        1,986,407
                                                  --------------
   Total                                              5,362,410
Less:  accumulated amortization                      (5,203,568)
                                                  --------------
Film Masters and Artwork, net                     $     158,842
                                                  ==============

Amortization expense for the year ended March 31, 2007 was $310,134.
The cost of film masters and related artwork is capitalized and amortized using the straight-line method over a three-year period. Film masters consist of original "masters", which are purchased for the purpose of reproducing videocassettes that are sold to customers. In accordance with SFAS No. 121, film masters and related artwork are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. As of March 31, 2007, no such events have occurred.

9.    INVESTMENT IN EQUITY SUBSIDIARY

As of March 31, 2007, the Company owns 7.67% interest in a related party, American Top Real Estate ("ATRE"). The Company reduced its interest in ATRE to zero in 2003 to reflect its share of the net operating losses net of taxes of ATRE.

10.   DUE TO FACTOR/FINANCING AGREEMENT PAYABLE

Due to Factor:

                                                  March 31, 2007
                                                  --------------
Due to factor payable                             $     300,000
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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

Due Financing Agreement Payable:

                                                  March 31, 2007
                                                  --------------
Longview Fund, LC - Revolving note payable        $      56,306
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

11.   NOTES PAYABLE

Notes payable represent the following as of:

                                                  March 31, 2007
                                                  --------------
Production Equipment                              $       1,263
Less current                                                  -
                                                  --------------
Long term                                         $           -
                                                  ==============

On August 15, 2004, the Company incurred a note in the amount of $22,733 bearing interest at 7.5% to purchase a Sony sprinter for $22,733. The balance of this note was $1,263 at March 31, 2007.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


12.   CONVERTIBLE NOTES PAYABLE

Notes Payable represents the following as of:

                                                  March 31, 2007
                                                  --------------
Convertible Notes Payable- net of discounts       $      53,239
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

The Notes also provide for liquidated damages on the occurrence of several events. As of March 31, 2007, no liquidating damages have been incurred by the Company.

REDEMPTION OPTION - The Company will have the option of prepaying the outstanding Principal Amount ("Optional Redemption"), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon.

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

13.   PROVISION FOR ESTIMATED SALES RETURNS

Provision for estimated sales returns relates to sales to customers for which return rights or price protection are established. For the year ended March 31, 2007 the Company recorded provision for estimated sales returns of $146,777.

14.   COMMITMENTS AND CONTINGENCIES

ROYALTY COMMITMENTS

The Company has entered into various royalty agreements for licensing of titles with terms of one to seven years. The Company licenses titles of films not yet covered by public domain. The Company produces duplicate videos and DVDs for sale. Certain agreements include minimum guaranteed payments. Such advances are recouped against royalties due to the licensor based on contractual amounts of product sales, adjusted for certain related costs. Advances, which have not been recovered through earned royalties, are recorded as an asset. For the years ended March 31, 2007 and 2006, royalty expense was $28,756 and $80,155, respectively, pursuant to these agreements.

VIDEO AGREEMENTS

The Company has entered into various agreements to manufacture, duplicate and distribute videos. Commissions are paid based upon the number of videos sold.

LEASE COMMITMENTS

We lease approximately 20,000 square feet of property located at 800 Tucker Lane, Walnut, California under a lease that commenced April 1, 2004 and expired on March 31, 2007, for use as manufacturing and warehouse facilities for a monthly rent of $13,000. The Company entered into a month to month lease on April 1, 2007 for monthly rent of $13,500 per month with an unaffiliated third party.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


14.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE COMMITMENTS (CONTINUED)

Rent expense for the years ended March 31, 2007 and 2006 was approximately $158,846 and $150,000, respectively.

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


15.   STOCKHOLDERS' DEFICIT (CONTINUED)

SERIES B CONVERTIBLE PREFERRED STOCK

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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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
                                        ============  ===========  ============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

18.   INCOME TAXES

The components of the provision for income taxes are as follows:

                                                       For The Years Ended
                                                            March 31,
                                                --------------------------------
                                                     2007              2006
                                                ---------------  ---------------
Current Tax Expense
   U.S. federal                                 $            -   $             -
   State and local                                       4,000             4,000
                                                ---------------  ---------------

Total Current                                            4,000             4,000
                                                ---------------  ---------------

Deferred Tax Expense
   U.S. federal                                              -                -
   State and local                                           -                -
                                                ---------------  ---------------

Total deferred                                               -                -
                                                ---------------  ---------------

Total tax provision from continuing operations  $        4,000   $        4,000
                                                ===============  ===============

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

               DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDING MARCH 31, 2007


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

On July 17, 2007, the Company entered into an Asset Purchase Agreement ("Agreement") with The Garr Group, LLC, located in Voorhees, New Jersey. Under the terms and conditions of the Agreement the Company sold, transferred and assigned to the Garr Group, LLC, substantially all of its inventory, electronic media, machinery and equipment used in its DVD operations including a portion of its accounts receivables for a purchased price of $250,000.00, payable in three installments as follows: One hundred Thousand Dollars payable on the closing date of July 24, 2007 and $150,000.00 payable by delivery of a promissory note on the closing date providing for two (2) equal payments of Seventy-Five Thousand Dollars ($75,000) payable August 23, 2007 and September 22, 2007.

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



                                        DIAMOND ENTERTAINMENT CORPORATION


Dated: August 10, 2007                    By: /s/ Mulugetta Bezzabeh
                                            -----------------------------------
                                            Mulugetta Bezzabeh
                                            Chief Executive Officer



Dated: August 10, 2007                    By: /s/ Fred U. Odaka
                                            -----------------------------------
                                            Fred U. Odaka
                                            Chief Financial Officer, Principal
                                            Financial Officer and Principal
                                            Accounting Officer