Form 10QSB/A
period 2006-06-30
DIAMOND ENTERTAINMENT CORP
filed 2008-06-27
CIK 847420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB /A

☒  QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT

For transition period from _______________ to _______________

Commission File Number: 0-17953

DIAMOND ENTERTAINMENT CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

NEW JERSEY	22-2748019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

462 Seventh Avenue, Suite 1200, New York, NY 10018
(Address of Principal Executive Offices)

(646) 461-3082
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2006, there were 618,262,605 shares of common stock, no par value, outstanding, and 483,251 shares of convertible preferred stock, no par value.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

We are filing this amendment to Form 10-QSB for the period ended June 30, 2006, filed with the Securities and Exchange Commission on August 21, 2006, to correct the following error:

Stock options to purchase an aggregate 18,833,334 shares of common stock of the Company issued to Officers and Directors during the three months ended June 30, 2005 became vested during the three months ended June 30, 2006. These options were valued at $130,200 and this amount was charged to operations in this amended report.  The report as originally filed disclosed 57,500,000 options vesting during the quarter, with an expense of $45,521. The Company’s statement of operations is restated by the difference of $84,679.  We also changed the related disclosers regarding the vesting of these options as appropriate.   We also corrected certain other minor errors in the Form 10-QSB as originally filed.

  DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
	(Unaudited) (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$239,615	$20,578
Accounts receivable, net of allowance for doubtful accounts	340,212	154,139
Inventory	784,127	741,923
Due from related parties	7,700	4,845
Prepaid expenses and other current assets	56,931	58,317

Total current assets	1,428,585	979,802

PROPERTY AND EQUIPMENT, less accumulated depreciation	156,273	163,421

FILM MASTERS AND ARTWORK, less accumulated amortization	336,266	409,540

OTHER ASSETS	28,483	28,483

TOTAL ASSETS	$1,949,607	$1,581,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	March 31,
	2006	2006
	(Unaudited) (Restated)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$115,473	$34,781
Accounts payable	1,168,025	991,996
Related party-deferred compensation	1,115,476	997,051
Other accrued expense	348,079	351,155
Provision for estimated sales returns	199,000	152,000
Due to (from) factor	(69)	32,929
Financing agreement payable	56,306	-
Notes payable - current portion	6,946	3,789
Due to related parties - notes payable	671,054	650,874
Customer deposits	16,300	16,300
Total current liabilities	3,696,590	3,230,875

Notes payable, less current portion	1,263	6,315

TOTAL LIABILITIES	3,697,853	3,237,190

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, no par value; and 5,000,000 shares authorized; 483,251 issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Series A convertible preferred stock, $10,000 per share stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Common stock, no par value; 800,000,000 shares authorized; 618,262,605 issued and outstanding	18,807,939	18,807,939
Additional paid in capital	323,894	-
Deferred compensation - stock option	-	(5,060)
Accumulated deficit	(21,679,269)	(21,258,013)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,748,246)	(1,655,944)
TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIENCY	$1,949,607	$1,581,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2006		2005
	(Restated)
SALES - net		$394,695	$962,651

COST OF GOODS SOLD		352,330	762,073

GROSS MARGIN		42,365	200,578

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		424,011	486,587

LOSS FROM OPERATIONS		(381,646)	(286,009)

OTHER INCOME (EXPENSE)
Interest expense		(30,084)	(24,249)
Interest income		2	487
Other income (expense)		(6,328)	8,643
Total other income (expense)		(36,410)	(15,119)

LOSS BEFORE PROVISION FOR INCOME TAXES		(418,056)	(301,128)

PROVISION FOR INCOME TAXES		(3,200)	-

NET LOSS		$(421,256)	$(301,128)
NET LOSS PER SHARE
Basic	$	(0.00)	$0.00
Diluted	$	(0.00)	$0.00
WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING
Basic		618,262,605	608,609,046
Diluted		618,262,605	608,609,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30,
	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(421,256)	$(301,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,836	95,062
Amortization of deferred compensation	5,060
Provision for doubtful accounts	(7,911)	-
Stock options vested by officers	130,200
Inventory reserve	(63,454)	(126,987)

Changes in operating assets and liabilities:
Due from related party	(2,855)	-
Accounts receivable	(178,162)	(39,234)
Inventory	21,250	(50,721)
Prepaid expenses and other current assets	1,386	(25,632)
Accounts payables	176,029	138,200
Related party deferred compensation	118,425	(12,884)
Other accrued expenses	(3,076)	(236,194)
Provision for estimated sales returns	47,000	(407,785)
Customer deposits	-	526,664
NET CASH USED IN OPERATING ACTIVITIES	(93,528)	(440,639)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,399)
Purchase of film masters and artwork	(3,414)	(72,070)
Other assets	-	(18,359)
NET CASH USED IN INVESTING ACTIVITIES	(3,414)	(91,828)
CASH FLOWS FROM FINANCING ACTIVITIES

Advance from factor	55,000	414,200
Payments to factor	(87,998)	(415,963)
Proceeds from financing agreement	250,000	-
Payments of notes payable	(1,895)	(1,894)
Proceeds (payments) of notes payable - related party	20,180	(98,500)
Increase in bank overdraft	80,692	(14,659)
Deferred compensation - stock options	-	(6,806)
Proceeds from sale of common stock	-	238,177
NET CASH PROVIDED BY FINANCING ACTIVITIES	315,979	114,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For the Three Months Ended June 30,
	2006	2005
	(Restated)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219,037	(417,912)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,578	464,425

CASH AND CASH EQUIVALENTS - END OF PERIOD	$239,615	$46,513

SUPPLEMENTAL INFORMATION
CASH PAID FOR:
Interest expense	$30,084	$9,057
Income taxes	-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for interest and liquidated damages owed to Series B preferred shareholders	$-	$231,177
Officer options vested	$130,200	$-
Discount on financing agreement	$193,694	$-

The accompanying notes are an integral part of these unaudited condensed  consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Restated)

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
(Restated)

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
JUNE 30, 2006
(Restated)

1. Summary of Significant Accounting Policies (continued)

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
(Restated)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option activity under the Plan as of June 30, 2006, and changes during the period ended are presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at March 31, 2006	57,500,000	$0.007
Issued	-
Exercised	-
Forfeited or expired	(1,000,000)	$0.007
Outstanding at June 30, 2006	56,500,000	$0.007

Not exercisable at June 30, 2006	37,666,666	$0.007
Exercisable at June 30, 2006	18,833,334	$0.007

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 was $30,133. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.0086 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding. As of June 30, 2006, total unrecognized stock-based compensation expense related to stock options was $271,422. The total fair value of options vested during the three months ended June 30, 2006 was $130,200.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Restated)

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended
	June 30,
	2006	2005

Net loss available to common Stockholders	$(421,256)	$(301,128)

Weighted average common shares outstanding	618,262,605	608,609,046

Total shares, basic	618,262,605	608,609,046

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Restated)

1. Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share (continued)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Three months ended
	June 30,
	2006	2005

Options to purchase common stock	18,833,334	72,850,000
Warrants to purchase common stock	135,000,000	36,525,000

Potential equivalent shares excluded	153,833,334	109,375,000

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
(Restated)

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options under the New Plan.  The Company’s financial statements as of June 30, 2006 and for the three months ended June 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations during the three months and ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. There were no options issued to any employees or directors after January 1, 2006 or up to and including June 30, 2006, however, the company had 57,500,000 options which were previously issued to employees and directors which became vested at 6/15/06 and were valued using Black Scholes at $546,249. Three (3) months of the thirty-six (36) month vesting period was expensed to compensation expense during the quarter for a total expense of $45,521. The assumptions used for this calculation was a remaining nine (9) year term, a 461% volatility, a 3.50% discount rate and an exercise price of $0.007 .

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
(Restated)

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
(Restated)

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
(Restated)

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

4. Inventory

Inventory consisted of the following as of:

June 30,
2006
Raw materials	$540,670
Finished goods	921,759
1,462,429
Less: valuation allowance	(678,302)
Inventory, net	$784,127

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Restated)

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
(Restated)

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
(Restated)

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
(Restated)

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
(Restated)

8.   Stockholders’ Deficiency (continued)

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

The following summarizes the common stock option transactions for the three months ended June 30, 2006 and 2005 :

Options issued and outstanding not under a stock option plan:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at March 31	14,500,000	$0.006	14,500,000	$0.006
Issued	-		-
Exercised	-		-
Forfeited or expired	-		-
Outstanding at June 30	14,500,000	$0.006	14,500,000	$0.006

Not exercisable at June 30	-		-
Exercisable at June 30	14,500,000	$0.006	14,500,000	$0.006

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Restated)

8 .  Stockholders’ Deficiency (continued)

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
(Restated)

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Restated)

8. Stockholders’ Deficiency (continued)

Common Stock Options (continued)

2005 Equity Compensation Program (continued0

Options issued and outstanding under a stock option plan:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at March 31	57,500,000	$0.007	-
Issued	-		58,100,000	$0.007
Exercised	-		-
Forfeited or expired	(1,000,000)	$0.007	-
Outstanding at June 30	56,500,000	$0.007	58,100,000	$0.007

Not exercisable at June 30	37,666,666	$0.007	58,100,000	$0.007
Exercisable at June 30	18,833,334	$0.007

During the three months ended June 30, 2005, the Company’s Board of Directors approved the grant of stock options to employees, directors and independent consultants to purchase an aggregate of 58,100,000 shares of its common stock with an exercise price of $0.007 per share. These options vest at a rate of one-third upon each anniversary date of their issuance.  During the three months ended June 30, 2006, one-third, or 18,833,334 of these options,  became vested.   The Company charged the amount of $130,200 to operations representing the fair value of these shares at the time they were issued.  These options were valued using the Black-Scholes valuation model; the assumptions for this calculation were: a 10 year term; 154% volatility; 3.50% discount rate; and an exercise price of $0.007.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Restated)

9.  Change in Previously Reported Financial Statements

Stock options to purchase an aggregate 18,833,334 shares of common stock of the Company issued to Officers and Directors during the three months ended June 30, 2005 became vested during the three months ended June 30, 2006. These options were valued at $130,200 and this amount was charged to operations in this amended report.  The report as originally filed disclosed 57,500,000 options vesting during the quarter, with an expense of $45,521. The Company’s statement of operations is restated by the difference of $84,679.  We also changed the related disclosers regarding the vesting of these options as appropriate.   We also corrected certain other minor errors in the Form 10-QSB as originally filed.

The following table indicates the primary changes to the Company’s financial statements for the three months ended June 30, 2006  compared to the report as originally filed.  There were other small corrections of errors and reclassifications made to the amended financial statements which are not considered material to the financial statements taken as a whole.

	Originally
Balance sheet:	Filed	Change	Amended

Additional paid-in capital	$239,215	$84,679	$323,894

Accumulated deficit	(21,594,590)	(84,679)	(21,679,269)

Statement of operations:

Sales, general, and
administrative expenses	$339,332	$84,679	$424,011

Net loss:	$(336,577)	$(84,679)	$(421,256)

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

NET SALES

Net sales for the Company were $394,695 for the quarter ended June 30, 2006  compared to $962,651 for the quarter ended June 30, 2005, a decrease of  approximately 59%. DVD program net sales were approximately $340,000 for the quarter ended June 30, 2006, as compared to approximately $680,000 for the quarter ended June 30, 2005, representing a decrease of approximately $50%. The decrease in DVD sales of approximately $340,000 was the result of lower volume of orders received from our major customers. Videocassette net sales, of total sales, was approximately $55,000 for the quarter ended June 30, 2006, as compared to approximately $278,000 for the quarter ended June 30, 2005, a decrease of approximately 80%. This decrease in Videocassette sales of approximately $223,000 was the result of the industry shift to DVD products and lower levels of orders. Management expects higher DVD program sales in the second and third quarters of fiscal 2007 due potential receipt of holiday season orders.

GROSS MARGIN

The Company posted a gross margin of $42,365 for the three months ended June 30, 2006  compared to a gross profit of  $200,578 for the three months ended June 30, 2005. The lower gross margin of approximately $159,000 was primarily the result of lower sales volume and liquidating our videocassette products. As a percentage to sales, gross margin for the three month ended June 30, 2006 was 11%. The gross margin for the same period a year earlier was 21%., respectively. The lower margin of 28% was primarily the result of liquidating our videocassette inventory at discounted prices at average unit sales prices below our standard unit costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the three months ended June 30, 2006 and 2005 were $424,011 and $486,587, respectively. The decrease in selling, general, and administrative expenses of  $62,576 was primarily caused by lower expense levels in commission, advertising, sales promotion expense, freight expense, salaries, and legal and professional fees, offset by higher accounting fees and compensation expense related to stock options.

INTEREST  EXPENSE

Interest expense for the three months ended June 30, 2006 and 2005 was $30,084 and $24,249 respectively. The increase in interest expense of  $5,835 was primarily the result of incurring early termination fees associated with canceling our factoring agreement with our factoring company. Interest from our factoring arrangement was approximately $30,000 and $23,000, respectively. As of June 30, 2006, and 2005 the outstanding debt of the Company was approximately, $736,000, and $548,000, respectively.

OTHER INCOME AND EXPENSE

Other income (expense) for the three months ended June 30, 2006 was expense of  ($6,328)  compared to other income of  $8,643 for the three months ended June 30, 2005.  The increase of ($14,971) was the result of settlement discounts in the same period a year earlier.

NET LOSS

For the reasons above, the Company's net loss  for the three months ended June 30, 2006 was  $421,256, an increase of $120,128 or approximately 40% compared to a loss of  $301,128 for the three months ended June 30, 2005.

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

On June 30, 2006 the Company had assets of $1,949,607 compared to $1,581,246 on March 31, 2006. The Company had a total stockholder's deficiency of  $1,748,246 on June 30, 2006, compared to a deficiency of $1,655,944 on March 31, 2006, a increase of  $92,302 for the three months ended June 30, 2006, primarily the result company’s net loss from operations of approximately $336,000 offset by paid in capital of approximately $239,000 and deferred compensation stock optionof approximately $5,000.

As of June 30, 2006 the Company's working capital deficit increased by $16,932 from a working capital deficit of  $2,251,073 at March 31, 2006, to a working capital deficit of  $2,268,005 at June 30, 2006. The increase in working capital deficit was attributable primarily to increases primarily in bank overdraft, accounts payable, related party deferred compensation, financing agreement payable and other miscellaneous items totaling approximately $444,000 offset primarily by increases cash, accounts receivable, deferred financing costs and due from related parties, and other miscellaneous items totaling approximately $461,000.

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

Operations
For the three months period ended June 30, 2006, cash flows used in operating activities was  $93,528 compared to cash flows used in operating activities of  $440,639 during the three months period ended June 30, 2005. Cash used in operating activities was primarily attributable to increases in the Company's net loss, accounts receivable, offset primarily by increases depreciation and amortization, accounts payable and deferred compensation.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing
For the three months ended June 30, 2006, the Company had  investments in masters and artwork and of $3,414 , compared to  $72,070 for the same period a year earlier. Management expects to continue to seek to acquire new titles to enhance its product lines.

Financing
Cash flows provided by  financing activities was $315,979 during the three months period ended June 30, 2006 compared to $114,555 during the three months period ended June 30, 2005.

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

Our President/Co-CEO and our Chief Financial Officer conduct updates and review and evaluate the effectiveness the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. During the last fiscal quarter, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

On June 16, 2005, the Board of Directors of the Company approved the granting of 58,100,000 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted. The effective date of such options being granted was June 16, 2005, at an exercise price of $.007 per share. Such stock options granted vest in three annual installments commencing one year after the date of grant. Options were granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company to purchase 25,000,000, 12,150,000 and 5,000,000 shares, respectively, and 5,000,000 and 2,500,000 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 7,450,000 options was granted to six employees and one consultant of the Company. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.  One-third or options to purchase 18,833,334 shares of the Company’s common stock became vested during the three months ended June 30, 2006 and the Company charged the fair value of $130,200 to operations in the period.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIAMOND ENTERTAINMENT CORPORATION

Dated: June 27, 2008	By:	/s/ Mulugetta Bezzabeh, Phd
Mulugetta Bezzabeh, Phd
Principal Executive Officer and Principal Financial Officer