Form 10QSB/A
period 2006-09-30
DIAMOND ENTERTAINMENT CORP
filed 2008-06-27
CIK 847420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB /A

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☐  NO ☒

EXPLANATORY NOTE

We are filing this amendment to Form 10-QSB for the period ended September 30, 2006, filed with the Securities and Exchange Commission on November 21, 2006, to correct the following error:

Stock options to purchase an aggregate 18,833,334 shares of common stock of the Company issued to Officers and Directors during the three months ended June 30, 2005 became vested during the six months ended September 30, 2006. These options were valued at $130,200 and this amount was charged to operations in this amended report.  The report as originally filed disclosed 57,500,000 options vesting during the quarter, with an expense of $45,521. The Company’s statement of operations is restated by the difference of $84,679. We also changed the related disclosers regarding the vesting of these options as appropriate.  In additional, amortization of the discount to a financing agreement in the amount of $48,423 was credited to additional paid-in capital in the report as originally filed; this amount should be credited to the discount on the financing agreement. We have made that correction in this amended report. We also corrected certain other minor errors in the Form 10-QSB as originally filed.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1: Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2006 (unaudited) (restated) and March 31, 2006	3
Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2006 (unaudited) (restated) and 2005 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for six months ended September 30, 2006 (unaudited) (restated) and 2005 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2: Management's Discussion and Analysis or Plan of Operations	28
Item 3: Controls and Procedures	32

Part II. Other Information

Item 2: Unregistered sales of Equity Securities and Use of Proceeds	32
Item 6: Exhibits	33

Signatures	34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Restated)	March 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$304,696	$20,578
Accounts receivable, net of allowance for doubtful accounts	257,298	154,139
Inventory	889,066	741,923
Due from related parties	8,616	4,845
Prepaid expenses and other current assets	70,131	58,317
Total current assets	1,529,807	979,802

PROPERTY AND EQUIPMENT, less accumulated depreciation	138,731	163,421

FILM MASTERS AND ARTWORK, less accumulated amortization	265,449	409,540

OTHER ASSETS	28,483	28,483

TOTAL ASSETS	$1,962,470	$1,581,246

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2006 (Restated)	March 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$266,939	$34,781
Accounts payable	924,752	991,996
Related Party - deferred compensation	1,199,130	997,051
Other accrued expenses	373,778	351,155
Provision for estimated sales returns	162,727	152,000
Due to factor	-	32,929
Financing agreement payable	104,729	-
Notes payable - current portion	6,946	3,789
Due to related parties - notes payable	748,074	650,874
Customer deposits	16,300	16,300
Total current liabilities	3,803,375	3,230,875

Note payable, less current portion	1,263	6,315
TOTAL LIABILITIES	3,804,638	3,237,190

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, no par value; 5,000,000 shares authorized; 483,251 issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
Series A convertible preferred stock, $10,000 per share stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Common stock, no par value; 800,000,000 shares authorized; 618,262,605 and 597,409,872 issued and outstanding 18,807,939	18,807,939	18,807,939
Additional paid in capital	323,894	-
Deferred compensation - Stock option	-	(5,060)
Accumulated deficit	(21,773,191)	(21,258,013)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,842,168)	(1,655,944)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,962,470	$1,581,246

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2006 (Restated)		2005		2006 (Restated)		2005
SALES - NET		$451,350		$695,997		$846,045		$1,658,648

COST OF GOODS SOLD		235,094		411,668		587,424		1,173,741

GROSS MARGIN		216,256		284,329		258,621		484,907

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		294,978		447,604		718,989		952,547

LOSS FROM OPERATIONS		(78,722)		(163,275)		(460,368)		(467,640)
OTHER INCOME (EXPENSE)
Interest expense		(15,200)		(11,443)		(45,279)		(23,336)
Interest income		-		53				541
Other income (expense)		-		18,159		(6,331)		32,802

Total other income (expense)		(15,200)		6,769		(51,610)		10,007

NET LOSS BEFORE PROVISION FOR
INCOME TAXES		(93,922)		(156,506)		(511,978)		(457,633)

PROVISION FOR INCOME TAXES		-		-		(3,200)		-

NET LOSS		$(93,922)		$(156,506)		$(515,178)		$(457,633)

NET LOSS PER SHARE -

Basic	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Diluted	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING -

Basic		618,262,605		618,262,605		618,262,605		613,462,201

Diluted		618,262,605		618,262,605		618,262,605		613,462,201

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Restated)

	For the Six Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(515,178)	$(457,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:	178,096	193,041
Amortization of deferred compensation	5,060	(6,224)
Stock options vested and expensed	130,200
Provision for doubtful accounts	(7,911)	(2,186)
Inventory reserve	(332,165)	(176,659)

Changes in operating assets and liabilities:
Due from related party	(3,771)	-
Accounts receivable	(95,248)	(65,655)
Inventory	185,022	(778,508)
Prepaid expenses and other current assets	(11,814)	(21,523)
Accounts payables	(67,175)	855,432
Related party deferred compensation	(202,079)	(12,884)
Other accrued expenses	(22,623)	(217,694)
Provision for estimated sales returns	(10,727)	(286,785)
Deferred revenues	-	-
Customer deposits	-	451,664
NET CASH USED IN OPERATING ACTIVITIES	(251,032)	(525,614)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,400)
Purchase of film masters and artwork	(9,315)	(166,387)
Other assets	-	(18,359)
NET CASH USED IN INVESTING ACTIVITIES	(9,315)	(186,146)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	232,158	7,199
Advance from factor	55,000	365,000
Payments to factor	(87,998)	(476,523)
Proceeds from financing agreement	250,000	-
Proceeds (payments) of notes payable	(1,895)	(3,787)
Proceeds (payments) of notes payable (related party)	97,200	153,499
Proceeds from the sales of common stock	-	238,177
NET CASH PROVIDED BY FINANCING ACTIVITIES	$544,464	$269,167

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(Restated)

	For the Six Months Ended
	September 30,
	2006	2005
NET INCREASE IN CASH AND CASH EQUIVALENTS	$284,118	$(442,593)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,578	464,425

CASH AND CASH EQUIVALENTS - END OF PERIOD	$304,696	$21,832

SUPPLEMENTAL INFORMATION
CASH PAID FOR:
Interest expense	$30,084	$15,252
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for interest and liquidated damages owed to Series B preferred shareholders	$-	$231,177
Stock Option for non-employee	$-	$7,000
Officers options vested	$130,200	$-
Discount on financing agreement	$193,694	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Restated)

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
(Restated)

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
(Restated)

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
(Restated)

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
SEPTEMBER 30, 2006
(Restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

A summary of option activity under the Plan as of September 30, 2006, and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at March 31, 2006	57,500,000	$0.007
Issued	-
Exercised	-
Forfeited or expired	(1,000,000)	$0.007
Outstanding at September 30, 2006	56,500,000	$0.007

Not exercisable at September 30, 2006	37,666,666	$0.007
Exercisable at September 30, 2006	18,833,334	$0.007

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.007 as of September 30, 2006, and the exercise price multiplied bythe number of options outstanding. As of September 30, 2006, total unrecognized stock-based compensation expense related to stock options was $271,422. The total fair value of options vested during the six months ended September 30, 2006 was $130,200.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share (Continued)

The following table provides the basic and diluted income (loss) per share computations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Income (Loss)	$(93,922)	$(156,506)	$(515,178)	$(457,633)
Weighted average basic shares outstanding	618,262,605	618,262,605	618,262,605	613,462,201

Dilutive Effect of:
Warrants to purchase common stock	-	-	-	-
Convertible preferred stock	-	-	-	-
Convertible preferred stock	-	-	-	-
Stock Options	-	-	-	-

Weighted average diluted shares outstanding	618,262,605	618,262,605	618,262,605	613,462,201
Basic earnings (loss) per share	.00	.00	.00	.00
Diluted earnings (loss) per share	.00	.00	.00	.00

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

The following potentially dilutive shares were excluded from the diluted loss per share calculation for the quarter ended September 30, 2006, as their effects would have been anti-dilutive to the loss incurred by the Company:

Options to purchase common stock	18,333,334
Warrants to purchase common stock	135,000,000
Convertible preferred stock	14,500,000
Convertible subordinated notes	0
167,833,334

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Restated)

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
(Restated)

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
(Restated)

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
(Restated)

NOTE 4 - INVENTORY (CONTINUED)

Allowance

An allowance has been established for inventory totaling $429,591. This reserve is primarily for the anticipated reductions in selling prices (which are lower than the carrying value) for inventory that has been primarily inventory, which has passed its peak selling season.

The following table sets forth the activity recorded in our inventory allowance balance for the applicable periods:

Inventory Reserve Detail:	September 30, 2006	March 31, 2006
Beginning Balance	$(761,756)	$(441,514)
Provision to Cost of Goods Sold	332,165	(691,805)
Inventory write-off	-	371,563
Ending Reserve Balance	$(429,591)	$(761,756)

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Restated)

NOTE 6 - FINANCING AGREEMENT PAYABLE

Due Financing Agreement Payable:

	September 30, 2006	March 31, 2006
Longview Fund, LC - Revolving note payable	$104,729	$-

On June 30, 2006, the Company entered into an Accounts Receivable Revolving Loan Agreement (“Agreement”) with a financial institution located in San Francisco, CA for a revolving accounts receivable line of credit up to $250,000 for a term expiring in twelve months from the date of inception. Under the terms of the Agreement, the Company can borrow up to $250,000 against the Company’s accounts receivable of irrevocable sales made to its customer, excluding any consignment sales or any non-irrevocable sales. The Company is advanced 75% of the face value of the accounts receivable presented for borrowing. The cost of funds borrowed under the Agreement is at 1.67% per month of the outstanding accounts receivable balance presented for borrowing calculated on a daily basis. Cost of Funds borrowed against any accounts receivable in amounts exceeding 75% of its face value is at 2% per month calculated on a daily basis. At the end of each month any excess funds available against the Company’s qualified accounts receivable net of cash receipts from the customer will be advanced to the Company. All of the assets of the Company as of June 30, 2006 and have been collateralized under the security agreement with the lender. The loan Agreement may be terminated by the lender by giving the Company 30 days written notice. Concurrent with this loan, the company granted 100,000,000 warrants to the lender with an expiration date of 6/30/2011 and a $0.0025 exercise price. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months).   The amount of $48,423 was amortized to interest expense during the three months ended September 30, 2006.

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
(Restated)

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
(Restated)

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
(Restated)

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

The following summarizes the common stock option transactions for the periods ended September 30, 2006 and 2005:

Options issued and outstanding not under a stock option plan:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at March 31	14,500,000	$0.006	14,500,000	$0.006
Issued	-		-
Exercised	-		-
Forfeited or expired	-		-
Outstanding and exercisable at June 30	14,500,000	$0.006	14,500,000	$0.006
	-		-
	-		-
	-		-
Outstanding and exercisable at September 30	14,500,000	$0.006	14,500,000	$0.006

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Restated)

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
(Restated)

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
(Restated)

NOTE 8 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Common Stock Options (continued)

2005 Equity Compensation Program (continued)

Options issued and outstanding under a stock option plan:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at March 31	57,500,000	$0.007	-
Issued	-		58,100,000	$0.007
Exercised	-		-
Forfeited or expired	(1,000,000)	$0.007	-
Outstanding at June 30	56,500,000	$0.007	58,100,000	$0.007

Not exercisable at June 30	37,666,666	$0.007	58,100,000	$0.007
Exercisable at June 30	18,833,334	$0.007	-
Issued	-		58,100,000	$0.007
Exercised	-		-
Forfeited or expired	-	$0.007	-
Outstanding at September 30	56,500,000	$0.007	58,100,000	$0.007

Not exercisable at September 30	37,666,666	$0.007	58,100,000	$0.007
Exercisable at September 30	18,833,334	$0.007	-

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

NOTE 9 -  CHANGES TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Restated)

The following table indicates the change to the Company’s statement of operations in this amended report compared to the report as originally filed:

	Originally
	Reported	Change	Amended
Balance sheet:

Financing agreement payable	$56,306	$48,423	$104,729
Additional paid-in capital	287,638	36,256	323,894
Accumulated deficit	$(21,688,512)	$(84,679)	$(21,773,191)

Statement of operations:

For the three months ended September 30, 2006:   No material changes.

For the six months ended September 30, 2006:

	Originally
	Reported	Change	Amended
Selling, general, and administrative expenses	$640,641	$78,348	$718,989

Other income and (expense)	-	(6,331)	(6,331)

Net profit (loss)	$(430,499)	$(84,679)	$(515,178)

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

EXECUTIVE SUMMARY

During six months period ended September 30, 2006 and 2005, the Company was in the distribution and sales of DVD/video programs and other licensed programs.

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

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2005:

NET SALES

Net sales for the Company were  $451,350 for the three months ended September 30, 2006  compared to  $695,997 for the three months  ended September 30, 2005, representing a decrease of $244,647 or approximately 35%. DVD program net sales were approximately $443,000 for the quarter ended September 30, 2006, as compared to approximately $584,000 for the quarter ended September 30, 2005, representing a decrease of approximately 24%. Videocassette net sales were approximately $8,000 for the quarter ended September 30, 2006, as compared to approximately $116,000 for the quarter ended September 30, 2005, a decrease of approximately 93%. The industry shift from videocassette programs to DVD programs together with decreased orders placed by our major customers for DVD and videocassette products.

GROSS MARGIN

Gross margin was $216,256 for the three months ended September 30, 2006  compared to $284,329 for the three months ended September 30, 2005. The lower gross margin of $68,073 was primarily the result of decreased sales. For the three months ended September 30, 2006 and 2005 the gross profit as a percentage of sales was 48% and 41%, respectively. The increase of the gross profit as a percentage to sales of 7% was primarily the result of higher margins realized from our DVD programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2006 and 2005 were $294,978 and $447,604, respectively. The decrease in selling expenses of approximately $152,626 or approximately 34% was primarily caused by the lower expenditures for commission, royalty, advertising, freight, salaries, rent and salex taxes, offset by higher accounting fees.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2006 and 2005 was  $15,200 and $11,390 respectively. The increase in interest expense of $3,810 or approximately 33% was primarily the result of increased levels of borrowing.

OTHER INCOME AND EXPENSE

Other income (expense) for the three months ended September 30, 2006 was expense of  $0  compared to other income of  $18,159 for the three months ended September 30, 2005.. The increased income of $18,159 was the result of settlement discounts in the same period a year earlier.

NET LOSS

For the reasons above, the Company's net loss for the three months ended September 30, 2006 was $93,922  compared to net loss of  $156,506 for the same period last year, which was an decreased loss of $62,584.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 2005:

NET SALES

Net sales for the Company were $846,045 for the six month period ended September 30, 2006  compared to $1,658,648 for the same period of the prior year, a decrease of $812,603 or approximately 49% For the six months period ended September 30, 2006 and 2005, DVD program net sales were approximately $783,000 and $1,264,000, respectively. Videocassette net sales, were approximately $63,000 and $116,000, respectively, for the six month period ended September 30, 2006 and 2005. The lower DVD program sales of approximately $481,000 was the result of lower volume of orders received from our major customers. The reduced videocassette sales of approximately $53,000 was primarily caused by the industry shift from videocassette programs to DVD programs.

GROSS MARGIN

Gross margin for the six months ended September 30, 2006 and 2005 was  $258,621 and $484,907 or 31% and 29% of sales, respectively. The lower gross margin of approximately $226,000 was primarily the result of decreased sales volume. The increase of the gross profit percentage when compared to sales of 2%, was primarily the result of discounted prices and sales price erosion experienced in our DVD line of products during the same period a year earlier.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended September 30, 2006 and 2005 were  $718,989 and $952,547, respectively, a decrease of $233,558 or approximately 25%. The decrease was attributable mainly to lower expense levels in commissions, royalty expense, advertising, sales promotion, freight costs, salaries, rent, and legal fees, offset by increases in accounting fees and stock option compensation expense.

INTEREST EXPENSE

Interest expense for the six months ended September 30, 2006 and 2005 was $45,279 and $22,795 respectively, an increase of  $22,484 or approximately 99%. The increase in interest expense  was primarily the result of increased interest resulting from our new financing arrangement entered into in June of 2006.

OTHER INCOME AND EXPENSE

Other income (expense) for the six months ended September 30, 2006 was expense of  ($6,331)  compared to other income of  $32,802 for the six months ended September 30, 2005.. The increased expense of $(39,133) was the result of settlement discounts in the same period a year earlier.

NET LOSS

For the reasons above, our net loss for the six months ended September 30, 2006 was  $515,178 compared to a net loss of  $457,633 for the same period of the prior year, an increased loss of $57,545 or approximately 13%.

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

On September 30, 2006 the Company had assets of approximately $1,962,000 compared to $1,581,000 on March 31, 2006. The Company had a total stockholder's deficiency of approximately $1,842,000 on September 30, 2006, compared to a deficiency of $1,656,000 on March 31, 2006, a increase of approximately $186000 for the six months ended September 30, 2006, primarily the result company’s net loss of approximately $515,000, offset by paid in capital of approximately $324,000.

As of September 30, 2006 the Company's working capital deficit decreased by approximately $26,000 from a working capital deficit of approximately $2,251,000 at March 31, 2006, to a working capital deficit of approximately $2,273,000 at September 30, 2006. The decrease in working capital deficit was attributable primarily to increases primarily in cash, accounts receivable, inventor and decreases accounts payable, due factor offset primarily by increases cash overdraft, related party deferred compensation and other miscellaneous items.

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

Operations

For the six months period ended September 30, 2006, cash flows used in operating activities was $251,032 compared to $525,614 during the six months period ended September 30, 2005. The Company over the six months period ended September 30, 2006, implemented an over all spending reduction in operating activities resulting in a significant reduction in cash flows used.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing

For the six months ended September 30, 2006 and 2005, the Company had investments in masters and artwork of  $9,315 and $166,387 respectively. Management expects to continue to seek to acquire new titles to enhance its product lines to increase future orders.

Financing

Cash flows provided by for financing activities were $544,464 during the six months period ended September 30, 2006 compared to $269,167 during the six months period ended September 30, 2005 principally as a result of the proceeds from financing agreement of $250,000.

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

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), furnished herewith.
32.1	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIAMOND ENTERTAINMENT CORPORATION

Dated: June 27, 2008	By: /s/ Mulugetta Bezzabeh, Phd
Mulugetta Bezzabeh, Phd
Principal Executive Officer and Principal Financial Officer