Form 10QSB/A
period 2006-12-31
DIAMOND ENTERTAINMENT CORP
filed 2008-07-03
CIK 847420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- QSB/A

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
YES ☐     NO ☒

EXPLANATORY NOTE

We are filing this amendment to Form 10-QSB for the period ended December 31, 2006, filed with the Securities and Exchange Commission on February 22, 2007 to correct the following error:

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

During the three months ended December 31, 2006, the Company completed a financing in the amount of $1,150,000 in the form of convertible debt and warrants.  The discount on this debt and the warrants were classified as derivative financial instruments in the Company’s financial statements as originally filed. The Company has since made the determination that these instruments are not derivatives.  The restatement of the Company’s financial statements for the three months ended December 31, 2006 resulted in a net decrease in expense in the amount of $6,698,505 due to the various aspects of this accounting change.

We also corrected certain other minor errors in the Form 10-QSB as originally filed.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1: Financial Statements
Condensed Consolidated Balance Sheet as of December 31, 2006 (unaudited) (restated) and March 31, 2006	3
Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2006 (unaudited) (restated) and 2005 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for nine months ended December 31, 2006 (unaudited) (restated) and 2005 (Unaudited).	6
Notes to Condensed Consolidated Financial Statements (Unaudited) (Restated)	8

Item 2: Management's Discussion and Analysis or Plan of Operations	31
Item 3: Controls and Procedures	37

Part II. Other Information

Item 2: Unregistered sales of Equity Securities and Use of Proceeds	37
Item 6: Exhibits	38

Signatures	39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(unaudited) (restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$169,065	$20,578
Accounts receivable, net of allowance	794,288	154,139
Inventory, net of valuation allowance	831,161	741,923
Notes receivable	850,000	-
Due from related parties	8,616	4,845
Prepaid expenses and other current assets	74,375	58,317
Total current assets	2,727,505	979,802

PROPERTY AND EQUIPMENT, less accumulated depreciation	121,201	163,421

FILM MASTERS AND ARTWORK, less accumulated amortization	197,157	409,540

OTHER ASSETS	28,483	28,483

TOTAL ASSETS	$3,074,346	$1,581,246

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31, 2006	March 31, 2006
	(unaudited) (restated)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$45,810	$34,781
Accounts payable	905,348	991,996
Related party - deferred compensation	715,855	997,051
Other accrued expenses	347,270	351,155
Provision for estimated sales returns	350,179	152,000
Due to factor	-	32,929
Financing agreement payable	153,152	-
Notes payable	3,157	3,789
Convertible notes payable - net of discounts	842,333	-
Due to related parties - notes payable	48,000	650,874
Customer deposits	16,400	16,300
Total current liabilities	3,427,504	3,230,875

Note payable, less current portion	-	6,315
TOTAL LIABILITIES	3,427,504	3,237,190

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, no par value; 5,000,000 shares authorized; 483,251 issued (of which 172,923 are held in treasury)	376,593	376,593
Treasury stock	(48,803)	(48,803)
		-
Series A convertible preferred stock, $10,000 per share stated value; 50 shares authorized; 40 issued and outstanding	471,400	471,400
Common stock, no par value; 800,000,000 shares authorized; 618,262,605 issued and outstanding	18,807,939	18,807,939
Additional paid-in capital	643,094	-
Deferred compensation - stock option	-	(5,060)
Accumulated deficit	(20,603,381)	(21,258,013)

TOTAL STOCKHOLDERS' DEFICIENCY	(353,158)	(1,655,944)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,074,346	$1,581,246

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(restated)		(restated)
SALES - net	$874,268	$1,569,916	$1,720,313	$3,228,565

COST OF GOODS SOLD	750,600	1,140,221	1,338,024	2,313,962

GROSS MARGIN	123,668	429,695	382,289	914,603

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	278,082	650,497	997,074	1,603,045

LOSS FROM OPERATIONS	(154,414)	(220,802)	(614,785)	(688,442)

OTHER INCOME (EXPENSE)

Interest expense	(52,669)	(15,983)	(97,619)	(39,318)
Interest income	11,668	287	11,342	828
Other income - Debt Settlement	153,524	-	153,524	-
Other income - Waiver of Accrued Salary	491,070	-	491,070	-
Other income - Forgiveness of Debt	714,329	-	714,329	-
Other income (expense)	6,302	19,399	(29)	52,200

Total other income (expense)	1,324,224	3,703	1,272,617	13,710

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,169,810	(217,099)	657,832	(674,732)

PROVISION FOR INCOME TAXES	-	(4,000)	(3,200)	(4,000)

NET INCOME (LOSS)	$1,169,810	$(221,099)	$654,632	$(678,732)
NET INCOME (LOSS) PER SHARE -
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING -
Basic	618,262,605	618,145,622	618,262,605	615,068,155
Diluted	718,850,534	618,145,622	723,275,773	615,068,155

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended December 31,
	2006 (restated)	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$654,632	$(678,732)
adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	272,498	291,436
Options vested	130,200	--
Amortization of discount on debt	108,379
Amortization of deferred compensation	5,060
Settlement of debt	(153,524)
Settlement of note payable	(714,329)
Waiver of accrued salary by officer	(491,070)
Provision for doubtful accounts	(7,911)	121,816
Inventory reserve	(247,431)	(67,980)

Changes in operating assets and liabilities:
Due from related party	(3,771)	(1,607)
Accounts receivable, net	(632,238)	(427,152)
Inventory	158,193	(307,226)
Prepaid expenses and other current assets	(16,058)	(13,787)
Accounts payable	(86,648)	639,531
Due to related party	111,455
Related party deferred compensation	363,398	(2,788)
Other accrued expenses	(3,885)	(213,292)
Provision for estimated sales returns	198,179	174,215
Customer deposits	100	--
NET CASH USED IN OPERATING ACTIVITIES	(354,771)	(485,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	(850,000)	-
Purchase of property and equipment	-	(1,400)
Purchase of film masters and artwork	(17,895)	(185,086)
Other assets	-	(17,959)
NET CASH USED IN INVESTING ACTIVITIES	(867,895)	(204,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from factor	55,000	2,232,316
Payments to factor	(87,929)	(2,440,058)
Proceeds from Financing Agreement	250,000	-
Proceeds (payments) of notes payable	(6,947)	(5,682)
Proceeds (payments) of notes payable (related party)	-	324,500
Proceeds (payments) of Convertible notes payable - net of discounts	1,150,000	-
Bank overdraft	11,029	(27,852)
Deferred compensation - stock option	-	(5,642)
Proceeds from the sales of common stock	-	238,177
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,371,153	315,759

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For the Nine Months Ended December 31,
	2006	2005
	(Restated)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$148,487	$(374,252)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,578	464,425

CASH AND CASH EQUIVALENTS - END OF PERIOD	$169,065	$90,173

SUPPLEMENTAL INFORMATION
CASH PAID FOR:
Interest expense	$46,637	$34,352
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for interest and liquidated damages owed to Series B preferred shareholders	$-	$231,177
Stock Option for non-employee	$-	$7,000
Officer options vested	$130,200	$-
Discount to financing agreement	$193,694	$-
Waiver of accrued salaries	$491,070	$-
Settlement of debt	$153,524	$-
Settlement of notes to related parties	$714,329	$-

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
(RESTATED)

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

A summary  of option  activity  under the Plan as of  December 31,  2006,  and changes during the period ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at March 31, 2006	57,500,000	$0.007
Issued	-
Exercised	-
Forfeited or expired	(3,000,000)	$0.007
Outstanding at December 31, 2006	54,500,000	$0.007

Not exercisable at December 31, 2006	36,333,333	$0.007
Exercisable at December 31, 2006	18,166,667	$0.007

Aggregate  intrinsic  value of options  outstanding and exercisable at December 31, 2006 was $163,500. Aggregate intrinsic value represents the difference between the Company's  closing  stock price on the last  trading  day of the fiscal  period, which was $0.016 as of December 31, 2006, and the exercise  price  multiplied by the number of options outstanding.  As of December 31, 2006, total unrecognized stock-based  compensation  expense  related to stock options was  $271,422.  The total fair value of options  vested during the nine months ended  December 31, 2006 was $130,200.

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants, options and convertible debt are used to repurchase common stock at market value.  The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of securities.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(RESTATED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

The following table provides the basic and diluted income (loss) per share computations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net Income (Loss)	$1,169,810	$(221,099)	$654,632	$(678,732)
Weighted average basic shares outstanding	618,262,605	618,145,622	618,262,605	615,068,155

Dilutive Effect of:
Warrants to purchase common stock	--	--	--	--
Convertible preferred stock	--	--	--	--
Convertible preferred stock	--	--	--	--
Stock Options	--	--	--	--

Weighted average diluted shares outstanding	618,262,605	618,145,622	618,262,605	615,068,155
Basic earnings (loss) per share	0.00	(0.00)	(0.01)	(0.00)
Diluted earnings (loss) per share	0.00	(0.00)	(0.01)	(0.00)

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following potentially dilutive common shares were excluded from the diluted income per share calculation because exercise of the options, warrants, and conversion privilege at December 31, 2006:

Options to purchase common stock	18,166,667
Warrants to purchase common stock	173,333,333
Convertible preferred stock	14,500,000
Convertible notes payable	76,666,665
Total	282,666,665

At December 31, 2006, the potentially issuable shares described above together with the outstanding shares exceeded the authorized shares by 100,929,271 shares.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(RESTATED)

1. Summary of Significant Accounting Policies (continued)

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

The funding consists of convertible securities which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $.015 per share. In addition, 38,333,333 warrants were issued to acquire common stock at an exercise price of $.015 per share. The warrants expire on November 28, 2011.

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
(RESTATED)

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
DECEMBER 31, 2006
(RESTATED)

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

The following are the components of the Company’s inventory balance together with the applicable reserve for each of the respective categories and periods:

Inventory By Classification:	December 31, 2006	March 31, 2006
DVD Inventory	$1,112,703	$1,121,477
Valuation allowance	(306,421)	(407,874)
Net DVD Inventory	806,282	650,603
Video Inventory	226,272	375,691
Valuation allowance	(201,393)	(284,371)
Net Video Inventory	24,879	91,320
General Merchandise	6,511	6,511
Valuation allowance	(6,511)	(6,511)
Net General Merchandise	-	-
TOTAL INVENTORY	1,345,486	1,503,679
TOTAL ALLOWANCE	(514,325)	(761,756)
NET INVENTORY	$831,161	$741,923

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(RESTATED)

NOTE 4 - INVENTORY (CONTINUED)

Allowance (continued)

The following table sets forth the activity recorded in our inventory allowance balance for the applicable periods:

Inventory Reserve Detail:	December 31, 2006	March 31, 2006
Beginning Balance	$(761,756)	$(441,514)
Provision (reduction for prior allowance) to Cost of Goods Sold	247,431	(691,805)
Inventory written-off		371,563
Ending Reserve Balance	$(514,325)	$(761,756)

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
DECEMBER 31, 2006
(RESTATED)

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

NOTE 7 - FINANCING AGREEMENT PAYABLE

Financing Agreement Payable:

	December 31, 2006	March 31, 2006
Longview Fund, LC - Revolving note payable	$153,152	$-

On June 30, 2006, the Company entered into an Accounts Receivable Revolving Loan Agreement (“Agreement”) with a financial institution located in San Francisco, CA for a revolving accounts receivable line of credit up to $250,000 for a term expiring in twelve months from the date of inception. Under the terms of the Agreement, the Company can borrow up to $250,000 against the Company’s accounts receivable of irrevocable sales made to its customer, excluding any consignment sales or any non-irrevocable sales. The Company is advanced 75% of the face value of the accounts receivable presented for borrowing. The cost of funds borrowed under the Agreement is at 1.67% per month of the outstanding accounts receivable balance presented for borrowing calculated on a daily basis. Cost of Funds borrowed against any accounts receivable in amounts exceeding 75% of its face value is at 2% per month calculated on a daily basis. At the end of each month any excess funds available against the Company’s qualified accounts receivable net of cash receipts from the customer will be advanced to the Company. All of the assets of the Company as of June 30, 2006 and have been collateralized under the security agreement with the lender. The loan Agreement may be terminated by the lender by giving the Company 30 days written notice. Concurrent with this loan, the company granted 100,000,000 warrants to the lender with an expiration date of 6/30/2011 and a $0.0025 exercise price. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months).  The amount of $48,423 and $96,846 was amortized to interest expense during the three and nine months, respectively, ended December 31, 2006.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(RESTATED)

NOTE 8 - NOTES PAYABLE

Notes Payable represents the following as of:

	December 31, 2006	March 31, 2006
Production Equipment	$3,157	$10,104
Less current	-	(3,789)
Long term	$-	$6,315

NOTE 9 - CONVERTIBLE NOTES PAYABLE

During the three months ended December 31, 2006 the Company issued convertible notes to third parties (the “Convertible Notes”) along with warrants (the “Convertible Note Warrants”) to purchase shares of common stock.

Date of Note	Amount of Notes	Conversion Price	Term of Note
November 30, 2006	$1,150,000	$ 0.0.15	2 years

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
November 30, 2006	38,333,333	$0.015	5 years

The Company has included the entire debt as a current liability on the balance sheet at December 31, 2006, since the debt is immediately convertible at the option of the holder.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(RESTATED)

NOTE 9 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Convertible Notes represent aggregate gross proceeds of  $2,300,000, to be received in two traunches. The first traunch of $1,150,000 received upon execution of the agreement and the remaining $1,150,000 within five days after the first to occur of (i) the actual effectiveness of the Registration Statement or (ii) the delivery by the Company of certified consolidated financial statements of the Company. In connection with the funding, the Company granted the investors stock warrants to purchase, at any time, shares of the Company's common stock which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $.015 per share. In addition, 38,333,333 warrants were issued at an exercise price of $.015 per share. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

The Convertible Notes contain provisions for interest accrual at the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). The Interest Rate shall not be less than eight percent (8%). Interest shall be calculated on a 360 day year. Interest on the Principal Amount shall be payable monthly, commencing 120 days from the closing and on the first day of each consecutive calendar month thereafter (each, a “Repayment Date”) and on the Maturity Date.

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

The Company has calculated the fair value of the beneficial conversion feature associated with the Convertible Notes in the amount of $44,600, and the fair value of the Convertible Note Warrants in the amount of $274,600.  The aggregate of the fair value of the beneficial conversion feature associated with the Convertible Notes and the fair value of the Convertible Note Warrants in the amount of $319,200 is considered a discount to  the notes. This discount is being amortized over the two-year term of the notes using the effective interest method.  During the three months ended December 31, 2006, the amount of $11,533 was charged to interest expense. At December 31, 2006, the remaining amount of the discount was $307,667.   The estimated fair value of the beneficial conversion feature associated with the Convertible Notes and the Convertible Note Warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, risk-free interest rate (4.50%), remaining time till maturity, and the closing price of the Company’s common stock.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(RESTATED)

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

The following potentially dilutive common shares were excluded from the diluted income per share calculation because exercise of the options, warrants, and conversion privilege at December 31, 2006:

Options to purchase common stock	18,166,667
Warrants to purchase common stock	173,333,333
Convertible preferred stock	14,500,000
Convertible notes payable	76,666,665
Total	282,666,665

At December 31, 2006, the potentially issuable shares described above together with the outstanding shares exceeded the authorized shares by 100,929,271 shares.

During the nine months ended December 31 2006, the Company did not issue any of its common stock.

Warrants

On June 30, 2006, in connection with a loan agreement with a financing company located in San Francisco, California, the Company granted the lender warrants to purchase at any time, 100,000,000 shares of the Company’s common stock at an exercise price of $0.0025 per share. The warrants expire on June 30, 2011. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months). The company expensed $93,944 related to the relative fair value of the warrants during the six month period ended September 30, 2006. The warrants were issued for $100 cash and in consideration of the loan agreement entered into by the lender with the Company pursuant to which the lender agreed to loan to the Company up to $250,000. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(RESTATED)

NOTE 11 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Warrants (continued)

On November , 2006 in connection with the Convertible Notes (see note 9), the Company issued the Convertible Note Warrants to purchase 38,333,333 shares of the Company’s common stock at a price of $0.015 per share through November 28, 2011.  The Company has calculated the amount of the discount on the Convertible Notes attributable to the beneficial conversion feature and the Convertible Note Warrants to be a total of $319,200; of this amount, the relative fair value of $274,600 was allocated to the Convertible Note Warrants.

The following schedules summarize warrants outstanding at December 31, 2006:

		Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices		Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2006	Weighted Average Exercise Price
	$0.0025	100,000,000	4.25	$0.0025	100,000,000	$0.0025
	$0.012	35,000,000	2.00	$0..012	35,000,000	$0.012
	$0 .015	38,333,333	4.67	$0.015	38,333,333	$0.015
$		173,333,333	4.13	$0.007	173,333,333	$0.007

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(RESTATED)

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(RESTATED)

NOTE 11 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Common Stock Options (continued)

The following summarizes the common stock option transactions for the periods ended December 31, 2006 and 2005:

Options issued and outstanding not under a stock option plan:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at March 31	14,500,000	$0.006	14,500,000	$0.006
Issued	-		-
Exercised	-		-
Forfeited or expired	-		-
Outstanding at June 30	14,500,000	$0.006	14,500,000	$0.006

not exercisable at June 30	-		-
Exercisable at June 30	14,500,000	$0.006	14,500,000	$0.006
Issued	-		-
Exercised	-		-
Forfeited or expired	-		-
Outstanding at September 30	14,500,000	$0.006	14,500,000	$0.006

not exercisable at September 30	-		-
Exercisable at September 30	14,500,000	$0.006	14,500,000	$0.006

Issued	-		-
Exercised	-		-
Forfeited or expired	(14,500,000)	$0.006	(14,500,000)	$0.006
Outstanding at December 31	-	-	-	-

not exercisable at December 31	-		-
Exercisable at December 31	-	-	-	-

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
(RESTATED)

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
(RESTATED)

NOTE 11 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Common Stock Options (continued)

2005 Equity Compensation Program (continued)

Options issued and outstanding under a stock option plan:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at March 31	57,500,000	$0.007	-
Issued	-	-	58,100,000	$0.007
Exercised	-		-
Forfeited or expired	(1,000,000)	$0.007	-
Outstanding at June 30	56,500,000	$0.007	58,100,000	$0.007

Not exercisable at June 30	37,666,666	$0.007	58,100,000	$0.007
Exercisable at June 30	18,833,334	$0.007	-

Issued	-		58,100,000	$0.007
Exercised	-		-
Forfeited or expired	-	$0.007	-
Outstanding at September 30	56,500,000	$0.007	58,100,000	$0.007

Not exercisable at September 30	37,666,666	$0.007	58,100,000	$0.007
Exercisable at September 30	18,833,334	$0.007	-

Issued	-		-
Exercised	-		-
Forfeited or expired	(2,000,000)	$0.007	-
Outstanding at September 30	54,500,000	$0.007	58,100,000	$0.007

Not exercisable at September 30	36,333,333	$0.007	58,100,000	$0.007
Exercisable at September 30	18,166,667	$0.007	-

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

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(RESTATED)

NOTE 12 -  CHANGES TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS

Stock options to purchase an aggregate 18,833,334 shares of common stock of the Company issued to Officers and Directors during the three months ended June 30, 2005 became vested during the nine months ended December 31, 2006. These options were valued at $130,200 and this amount was charged to operations in this amended report.  The report as originally filed disclosed 57,500,000 options vesting during the quarter, with an expense of $45,521. The Company’s statement of operations is restated by the difference of $84,679.  We also changed the related disclosers regarding the vesting of these options as appropriate.   We also corrected certain other minor errors in the Form 10-QSB as originally filed.

During the three months ended December 31, 2006, the Company issued the Convertible Notes Payable and Convertible Notes Payable Warrants (see notes 9 and 11).  In the Form 10-QSB as originally filed, the Company determined that the beneficial conversion feature of the Convertible Notes Payable and the Convertible Note Warrants should be classified as derivative financial instruments. The Company has subsequently made the determination that this classification was in error.  The warrants and beneficial conversion features were valued at $3,371,164 and $1,420,673, respectively, and these amounts were charged to expense and classified as current liabilities in the Company’s financial statements. In addition, these instruments were re-valued at December 31, 2006, which resulted in an additional charge to expense of $674,679 and $1,020,007 for the change in fair value of the warrants and derivatives, respectively.   In the amended financial statements for the three months ended December 31, 2006, the Company has valued the beneficial conversion feature of the Convertible Notes and the Convertible Note Warrants via the intrinsic value method and has arrived at an aggregate value of $319,200.  Of this amount, $44,600 was assigned to the beneficial conversion feature of the Convertible Notes, and $274,600 was assigned to the Convertible Note Warrants via the relative fair value method.  The aggregate amount of $319,200 was charged to discount on notes payable and to additional paid-in capital. This amount is being amortized over the life of the Covnertible Notes, or two years. During the three months ended December 31, 2006,  a total of $11,533 of this discount was amortized to interest expense.

The following table indicates the primary changes to the Company’s financial statements for the three and nine months ended December 31, 2006  compared to the report as originally filed.  There were other small corrections of errors and reclassifications made to the amended financial statements which are not considered material to the financial statements taken as a whole.

	Originally
	Reported	Change	Amended
Balance sheet:
Financing agreement payable	$56,306	$96,846	$153,152
Convertible notes payable - net	53,239	789,094	842,333
Warrant liability	2,488,591	(2,488,591)	-
Derivative liability	5,329,932	(5,329,932)	-
Additional paid-in capital	336,061	307,033	643,094
Accumulated deficit	(27,217,210)	6,613,829	(20,603,381)

	THREE MONTHS ENDED DECEMBER 30, 2006
Statements of operations:
Interest expense	$(29,413)	$(23,256)	$(52,669)
Interest expense - derivatives and warrants	(6,721,762)	6,721,762	-
Net profit (loss)	(5,380,613)	6,550,423	1,169,810

	NINE MONTHS ENDED DECEMBER 30, 2006
	Originally
	Reported	Change	Amended
Statements of operations:	$640,641	$78,348	$718,989
Interest expense	(74,365)	(23,256)	(97,621)
Interest expense - derivatives and warrants	(6,721,762)	6,721,762	-
Net profit (loss)	(5,959,197)	6,613,829	654,632

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(RESTATED)

NOTE 13 - SUBSEQUENT EVENTS

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

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 2005:

Results of Operations

EXECUTIVE SUMMARY

During the nine months period ended December 31, 2006 and 2005, Diamond Entertainment Corporation d/b/a e-DMEC (the "Company" or "DMEC") operated in one principal industry in the distribution and sales of DVD/video programs. During the nine months period ending December 31, 2006, the company discontinued distribution of certain general merchandise.

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

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2005:

NET SALES

Net sales for the Company were  $874,268 for the three months ended December 31, 2006  compared to  $1,569,916 for the three months  ended December 31, 2005,  a decrease of approximately 44%. DVD program net sales were approximately $834,000 for the quarter ended December 31, 2006, as compared to approximately $1,282,000 for the quarter ended December 31, 2005, representing a decrease of approximately 35%. Video program sales were approximately $40,000 for the quarter ended December 31, 2006, as compared to approximately $351,000 for the quarter ended December 31, 2005, a decrease of approximately 89%. The industry shift from videocassette programs to DVD programs together with decreased orders placed by our major customers for DVD and videocassette products contributed toward these percent changes.

GROSS MARGIN

Gross margin was  $123,688 for the three months ended December 31, 2006  compared to $429,695 for the three months ended December 31, 2005, a decrease of $306,027 or approximately 71%. The lower gross margin  was primarily the result of decreased sales. For the three months ended December 31, 2006 and 2005 the gross profit as a percentage of sales was 14% and 27%, respectively. The decrease of the gross profit as a percentage to sales of 13% was primarily the result of liquidating our videocassette inventory at discounted prices and lower margins realized from our DVD programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the three months ended December 31, 2006 and 2005 were  $278,082 and $650,497, respectively. The decrease in selling expenses of 372,415 or approximately 57% was primarily caused by decreased levels in salaries/wages, commission expense, advertising and sales promotion, freight, rent, legal fees, sales taxes, and provision for bad debts, offset by increases in financing costs and compensation for stock option plans.

OTHER INCOME AND EXPENSE

Interest expense for the three months ended December 31, 2006 and 2005 was  $52,669 and $15,983 respectively. The increase in interest expense of  $36,686 or approximately 230% was primarily the result of increased interest resulting from our new financing arrangement entered into in June and November 2006, and amortization of the discount on the Convertible Notes.

Interest income for the three months ended December 31, 2006 and 2005 was $11,668 and $287 respectively. The increase in interest income of $11,381 was primarily the result of increased interest income resulting from the November 2006 note receivable from Rx for Africa of $850,000.

Increases in Other income for the three months ended December 31, 2006 and 2005 were the result of the following:

1) Other income - Debt Settlement increased by  $153,524 resulting from a one time settlement of accounts payable owed to certain vendors of the Company.

2) Other income - Waiver of Accrued Salaries/Wages and Other income - Forgiveness of Debt had one time credit of  $491,070 and $714,329, respectively. The president - James Lu waived all of his accrued salaries totaling approximately $491,070 and holders of related party notes, forgave $714,329 in related party notes and accrued interest in November 2006.

NET INCOME (LOSS)

For the reasons above, the Company's net income (loss) for the three months ended December 31, 2006 was  $1,169,810  compared to  ($221,099) for the same period last year, an increase of $1,390,909 or approximately 629%.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 2005:

NET SALES

Net sales for the Company were  $1,720,313 for the nine month period ended December 31, 2006  compared to  $3,228,565 for the same period a year earlier, a decrease of $1,508,252 or approximately 7% . For the nine months period ended December 31, 2006 and 2005, DVD program net sales were approximately $1,617,000 and $2,482,000, respectively. Video program sales were approximately $103,000 and $745,000, respectively, for the nine month period ended December 31, 2006 and 2005. The lower DVD program sales of approximately $865,000 were the result of lower volume of orders received from our major customers. The reduced video program sales of approximately $642,000 were primarily caused by the industry shift from videocassette programs to DVD programs. For the nine months period ended December 31, 2006, Walgreens accounted for approximately $440,000 in net sales which included approximately $299,000 in estimated sales returns.

GROSS MARGIN

Gross margin for the nine months ended December 31, 2006 and 2005 was $382,289 and $914,603 or 22% and 28% of sales, respectively. The lower gross margin of $532,314 was primarily the result of decreased sales volume The decrease in the gross margin percentage when compared to sales was primarily the result of discounted prices and sales price erosion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the nine months ended December 31, 2006 and 2005 were $997,074  and $1,603,045, respectively. The decrease in selling, general, and administrative expenses of $605,971or approximately 38% was attributable mainly to lower commission, freight expenses, salaries/wages, royalty expense, advertising, sales promotion, legal fees, sales taxes, and provision for bad debts, offset by increases in financing cost and compensation expense for stock options.

OTHER INCOME AND EXPENSE

Interest expense for the nine months ended December 31, 2006 and 2005 was  $97,619 and $39,318 respectively. The increase in interest expense of  $58,301 or approximately 148% was primarily the result of increased interest resulting from our new financing arrangement entered into in June and November 2006, and amortization of the discount on the Convertible Notes.

Interest income for the nine months ended December 31, 2006 and 2005 was $11,342 and $828 respectively. The increase in interest income of $10,514 was primarily the result of increased interest income resulting from the November 2006 note receivable from Rx for Africa of $850,000.

Increases in Other income for the nine months ended December 31, 2006 and 2005 were the result of the following:

1) Other income - Debt Settlement increased by  $153,524 resulting from settlements of accounts payable owed to certain vendors of the Company.

2) Other income - Waiver of Accrued Salaries/Wages and Other income - Forgiveness of Debt increased by  $491,070 and $714,329, respectively. The president - James Lu waived all of his accrued salaries totaling approximately $491,070 and holders of related party notes, forgave  $714,329 in related party notes and accrued interest in November 2006.

NET INCOME (LOSS)

For the reasons above, the Company’s net income for the nine months ended December 31, 2006 was $654,632, an increase of $1,333,364 or approximately 196% compared to a net loss of $678,732 for the nine months ended December 31, 2005.

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

Acquisition or Disposition of Assets

On November 30, 2006, DMEC signed a letter of intent to acquire Rx for Africa, Inc., and all its wholly owned subsidiaries. The acquisition will be made by the DMEC through its new wholly owned subsidiary, DMEC Acquisition Inc. As part of the letter of intent, DMEC received a bridge loan (discussed above) in the form of convertible notes totaling $1,150,000 of which $850,000 will be loaned by the Company to Rx for Africa, Inc. If the board of directors of DMEC approves the signing of the of a definitive merger agreement the Company will receive a second traunch of funding in the form of convertible notes for an additional $1,150,000 to be utilized by Rx for Africa, Inc. DMEC is in negotiation with several potential buyers to sell its existing DVD operations together with all its assets by March 31, 2007 and believes it will be able to sell the business. In the event DMEC fails to sell the business, DMEC plans to wind down the business operations and liquidate its assets. At December 31, 2006 DMEC had not signed the definitive merger agreement from Rx for Africa.

Rx for Africa, Inc.

Rx for Africa, Inc. upon closing of its acquisition of Rx Africa (Ethiopia) P.L.C. will operate a pharmaceutical plant, formerly known as Sunshine Pharmaceutical. The plant is built on twenty three thousand square meters of land located in Debre Zeyit south of Addis Ababa, Ethiopia. The plant was established to manufacture HIV/AIDS, Malaria, Tuberculosis and other generic drugs in Ethiopia. The plant currently has 6 products and within six months expects to produce a minimum of 30 new products.

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

On December 31, 2006 the Company had assets of approximately $3,074,000 compared to $1,581,000 on March 31, 2006. The Company had a total stockholder's deficiency of approximately $353,158 on December 31, 2006, compared to a deficiency of approximately $1,656,000 on March 31, 2006, an increase of approximately $1,300,000

As of December 31, 2006 the Company's working capital deficit increased by approximately $1,550,000 from a working capital deficit of approximately $2,251,000 at March 31, 2006, to a working capital deficit of approximately $700,000 at December 31, 2006. The increase in working capital deficit was attributable primarily to increases in cash, accounts receivable, notes receivables, decreases in due to related parties notes payables, accounts payable, and related party deferred compensation offset by increases in the working capital deficit attributable to increase in provision for estimated returns, notes payable, warrant liability and derivative liability.

Operations

Cash flows used in operating activities was  $354,771 during the nine months period ended December 31, 2006 compared approximately $486,000 during the nine months period ended December 31, 2005. Cash used in operating activities for the nine months period ended December 31, 2006 was primarily attributable to increases in accounts receivable.

The Company has also been experiencing difficulties in paying its vendors on a timely basis. These factors create uncertainty as to whether the Company can continue as a going concern.

Investing

For the nine months ended December 31, 2006 and 2005, investments in masters and artwork were approximately $18,000 and $185,000, respectively.  During the nine months ended December 31, 2006, the Company entered into a note receivable agreement with an affiliated company in the amount of $850,000.

Financing

Cash flows provided by financing activities was $1,371,153 during the nine months period ended December 31, 2006 compared to approximately $316,000 used by financing activities during the nine months period ended December 31, 2005. The increase of approximately $900,000 was primarily the result of the proceeds from the Convertibles Notes of $1,150,000.

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

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), furnished herewith.
32.1
Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIAMOND ENTERTAINMENT CORPORATION

Date: July 3, 2008	By:	/s/ Mulugetta Bezzabeh, Phd
Mulugetta Bezzabeh, Phd
Principal Executive Officer and Principal Financial Officer