Form 10KSB/A
period 2007-03-31
Rx for Africa, Inc
filed 2008-09-18
CIK 847420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17953

Rx for Africa, Inc.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenue for the fiscal year ended March 31, 2007 totaled $2,295,710.

The aggregate market value of registrant's Common Stock held by non-affiliates on June 30, 2006 was approximately $11,900,000 based upon the average closing bid and asked sales prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of March 31, 2007, 20,696,882 share (post-reverse split) of the issuer's Common Stock were outstanding. On March 27, 2007, the registrant's 30 to 1 reverse stock split became effective. As of June 30, 2007, 189,821,018 share (post-reverse split) of the issuer's Common Stock were outstanding.

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

EXPLANATORY NOTE

This Form 10-KSB is being filed by Rx for Africa, Inc. (“Rx for Africa”)on behalf of Diamond Entertainment, Inc. (“Diamond”), its predecessor-in-interest, for Diamond’s fiscal year ended March 31, 2007, as required by the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). On May 4, 2007, Rx for Africa effectuated a merger with a shell company, Diamond, whereinafter shares of Rx for Africa common stock and other securities exchanged in the merger were registered under the Securities Exchange Act of 1934, as amended.  As a result of the merger, Rx for Africa is the parent holding company for a pharmaceutical manufacturing company located in Addis Ababa, Ethiopia, which constitutes Rx for Africa’s only operating subsidiary and business.  Further, Diamond experienced a change in control of ownership, management and board of directors.  The details of the merger are set forth in the Form 8-K filed by Diamond on May 10, 2007.

This Form 10-KSB/A for Diamond is being filed as a formality to comply with SEC rules and regulations and only speaks to the business and other details of Diamond at its fiscal year ended March 31, 2007.

We are filing this amendment to Form 10-KSB for the period ended March 31, 2007, filed with the Securities and Exchange Commission on July 16, 2007, to correct the following error:

Stock options to purchase an aggregate 627,777 share (post-reverse split) of common stock of the Company issued to Officers and Directors during the three months ended June 30, 2005 became vested during the six months ended September 30, 2006. These options were valued at $130,200 and this amount was charged to operations in this amended report.  The report as originally filed disclosed 1,916,666 options vesting during the quarter, with an expense of $45,521. The Company’s statement of operations is restated by the difference of $84,679. We also changed the related disclosers regarding the vesting of these options as appropriate.  In additional, amortization of the discount to a financing agreement in the amount of $48,423 was credited to additional paid-in capital in the report as originally filed; this amount should be credited to the discount on the financing agreement. We have made that correction in this amended report.

During the three months ended December 31, 2006, the Company completed a financing in the amount of $1,150,000 in the form of convertible debt and warrants.  The discount on this debt and the warrants were classified as derivative financial instruments in the Company’s financial statements as originally filed. The Company has since made the determination that these instruments are not derivatives.  The restatement of the Company’s financial statements for the year ended March 31, 2007 resulted in a net decrease in expense in the amount of $9,036,561 due to the various aspects of this accounting change.

We also corrected certain other minor errors in the Form 10-KSB as originally filed.

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

●
Motion Pictures - Public Domain. We offer a total of 239 feature motion picture titles including many film classics, biblical tales, and a large collection of favorite performers. Titles include "The Naked Kiss", and "Second Woman".

●
Children's Programs - Licensed and Public Domain. Most of our cartoons are public domain programs, including 25 cartoon programs re-dubbed in Spanish. These programs are generally 125 minutes in length and consist of a series of cartoons that we select. We also market approximately 19 children's holiday features, and 49 titles in our Testaments and Children's Bible series.

●	Educational Programs - Licensed. We license approximately 56 educational videos with titles on topics such as baby animals, nature series and nature's newborn.

●
Educational Programs - Owned. We purchased all rights to the Learning Treehouse consisting of approximately 12 educational videos which instruct preschoolers and school age children on topics such as learning numbers, telling time, simple mathematics, and color  identification.

●	Sports Programs - Licensed. We have licenses to market 18 sports programs of wrestling such as Wild Women of Wrestling and AJ Styles Matches

●	Spanish Movies - Licensed. We license approximately 12 Spanish movies such as La Portere Ardiente and Conevion Criminal.

DVD PROGRAM LINE

The DVD program inventory currently consists of 398 titles, which are public domain feature films and television episodes.

●	Motion Pictures - We offer 300 titles in DVD format covering many film classics in various categories including drama, horror, westerns, action, and comedy.

●	Television Episodes - We offer 42 classic television program titles.

●	Bible Series - 9 Testament, 1 Life of Christ and 1 Stories & Miracles of Jesus.

●	Sports - Wild men of wrestling/Wild women of wrestling/A.J. Styles matches

●	Children's - 12 Learning Treehouse and 3 Baby Brightest

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 1, 2005, the Company held its annual meeting of shareholders and the following proposals were approved by majority vote: (i) the change in the Company's Certificate of Incorporation to increase the total number of Common Share authorized to be issued from 600,000,000 share to 800,000,000 share, (ii) Jeffrey I. Schillen and Fred U. Odaka were elected as Class 1 directors to the Board of Directors of the Company for terms of two years and James K. T. Lu, Murray T. Scott and Jerry Lan were elected as Class 2 directors of the Board of the Company for terms of three years, (iii) the authorization of a possible reverse stock split of the Company's outstanding Common Stock in the range of 10:1 to 30:1, as determined in the sole discretion of the Board of Directors. and (iv) the approval of the Company's 2005 Equity Compensation Program.

1.    The results of the vote on the proposal to increase the authorized common stock of the Company from 600,000,000 share to 800,000,000 share were as follows: 15,681,866 votes for the proposal, 324,824 votes against the proposal, and 1,486 votes abstained. A majority of the votes cast were voted "FOR" the proposal.

2.    The results of the vote on the proposal for consent to a possible reverse stock split of the outstanding share of Common Stock of the Corporation in the range of 10 to 1 to 30 to 1, as determined in the sole discretion of the Board of Directors were as follows: 15,148,842 votes for the proposal, 847,798 votes against the proposal, and 1,536 votes abstained. A majority of the votes cast were voted "FOR" the proposal.

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

2005 EQUITY COMPENSATION PROGRAM (POST STOCK SPLIT SHARE)

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

Subject to the other provisions of this Program, and with a view to effecting its purpose, the Program Administrator shall have the authority: (a) to construe and interpret the Program; (b) to define the terms used herein; (c) to prescribe, amend and rescind rules and regulations relating to the Program; (d) to determine the persons to whom options shall be granted under the Program; (e)to determine the time or times at which options shall be granted under the Program; (f) to determine the number of shares subject to any option under the Program as well as the option price, and the duration of each option, and any other terms and conditions of options; and (g) to make any other determinations necessary or advisable for the administration of the Program and to do everything necessary or appropriate to administer the Program. All decisions, determinations and interpretations made by the Program Administrator shall be binding and conclusive on all participants in the Program and on their legal representatives, heirs and beneficiaries.

The maximum aggregate number of shares of Common Stock issuable pursuant to the Program is 2,166,667 shares (post-reverse split). No one person participating in the Program may receive options for more than 833,333 shares (post-reverse split) of Common Stock in any calendar year. All such shares may be issued under any Plan, which is part of the Program. If any of the options (including incentive stock options) granted under the Program expire or terminate for any reason before they have been exercised in full, the unissued shares subject to those expired or terminated options shall again be available for purposes of the Program. Any shares of Common Stock delivered pursuant to the Program may consist, in whole or in part, of authorized and unissued shares or treasury shares.

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

On June 16, 2005, the Board of Directors of the Company approved the granting of 1,936,667 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted. The effective date of such options being granted was June 16, 2005, at an exercise price of $.21 per share (post-reverse split). Such stock options granted vest in three annual installments commencing one year after the date of grant. Options were granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company to purchase 833,333, 405,000 and 166,667 shares (post-reverse split), respectively, and 166,667 and 83,333 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 248,333 options was granted to six employees and one consultant of the Company. During years ended March 31, 2007 and 2006 three employees and one consultant terminated employment with the Company and an aggregate of 120,000 of such options granted were canceled. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

Equity Compensation Plan Information As of March 31, 2007
Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options, warrants	price of outstanding options,	remaining available for future
	and rights	warrants and rights	issuance.
Plan category	(Post-Stock Split Shs.) (a)	(Post-Stock Split Shs.) (b)	(Post-Stock Split Shs.) (c)
Equity compensation plans
approved by security holders	2,166,667	$0.21	383,333
Equity compensation plans
not approved by security holders	--	--	-0-
Total	2,166,667	$0.21	383,333

2001 STOCK COMPENSATION PLAN

On July 24, 2001, the Board of Directors of the Company adopted the Company's 2001 Stock Compensation Plan dated July 13, 2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 1,666,667 shares (post-reverse split) and/or non-qualified options of the Company's common stock, no par value at a purchase price of $0.18, which represented the fair value of the common stock on that date. On July 13, 2001, 1,666,667 options to purchase the Company's common stock were granted to the select key employees, officers and a director of the Company expiring on July 12, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen the Executive Vice President of the Company were granted options to purchase 666,667 and 333,333 shares (post-reverse split), respectively, and 166,667 options were granted to Murray Scott, a Director of the Company. The remaining balance of 500,000 options was granted to eight other employees of the Company. As of March 31, 2004, none of the options granted under this plan had been exercised and on July 12, 2004, all 1,666,667 options expired and were canceled.

RECENT SALES OF UNREGISTERED SECURITIES

On February 11, 2003, an investor converted one-half of a Series B Convertible Preferred Share into 140,165 shares (post-reverse split) of the Company's common stock at a conversion price of $.0381 per share (post-reverse split).

On June 27, 2003, an investor converted one share of a Series B Convertible Preferred Share into 256,410 shares (post-reverse split) of the Company's common stock at a conversion price of $.039 per share (post-reverse split).

On March 26, 2004, the Company issued warrants to purchase 1,166,667 of the Company's common stock at an exercise price of $0.36 per share (post-reverse split) pursuant to a Common Stock Purchase Warrant Agreement entered into with one of the investors of the Company. Such warrants will expire 5 years from the issue date and are exercisable any time through the expiration date and is subject to the Company's shareholders having increased the number of authorized common shares.

On March 29, 2004, three holders of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 25 Series B Convertible Preferred Shares entered into a Letter Agreement to Convert Preferred Shares, whereby such holders of the Series B Convertible Preferred Shares agreed to convert their respective shares and any liquidated damages and accrued interest in the aggregate amount of approximately $50,000 into shares of the Company's common stock at $0.30 per share (post-reverse split). The holders further agreed to exercise their portion of any liquidated damages and accrued interest such time the stockholders of the Company approved the increase in the authorized shares of the Company. As part of this letter agreement such holders canceled and returned to the Company warrants to purchase 75,000 shares (post-reverse split) the Company's common stock at a price $.60 per share (post-reverse split) issued to them in conjunction with the Series B Convertible Preferred Shares at the closing of such agreement on April 15, 2004.

On March 31, 2004, four holders (the "Sellers") of record of the Company's  Series B Convertible Preferred Shares representing an aggregate of 57 1/2 Series  B Convertible Preferred Shares entered into a Securities Purchase Agreement to sell all of their respective portion of the Company's Series B Convertible  Preferred Shares to two accredited investors, (the "Buyers"). Under the terms of  the Securities Purchase Agreement the Buyers converted their respective shares of the Company's Series B Convertible Preferred Shares into the shares of the Company's common stock at $0.30 per share (post-reverse split). The Sellers canceled and returned to the Company 290,000 warrants to purchase the Company's common stock at price of  $0.30 shares (post-reverse split) in conjunction with their respective Series B Convertible Preferred  Shares at the closing date of such purchase agreement on April 15, 2004. The  Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares of the Company's common  stock at $0.30 per share (post-reverse split) after such time the stockholders of the Company approved the increase in the authorized shares of the Company.

On April 1, 2004, the Company sold an aggregate of 750,000 shares (post-reverse split) of the  Company's common stock at a price of $0.30 per share (post-reverse split) pursuant to subscription  agreements dated April 1, 2004, entered into with Jeffrey I Schillen, James Lu  and Longview Fund LP, to purchase 83,333, 83,333 and 583,333 shares (post-reverse split),  respectively.

On April 15, 2004, all outstanding shares of the Company's Series B Preferred  Stock in the aggregate amount of eighty two and one half shares representing an aggregate face value of $825,000 less $1,474.87 which was owed to the Company by one of the Series B Preferred shareholders were converted into 2,745,084 shares (post-reverse split) of the Company's common stock at a conversion price of $0.30 per share (post-reverse split).

On April 15, 2004, the Company sold an aggregate of 116,667 shares (post-reverse split) of the  Company's common stock at a price of $0.30 per share (post-reverse split) to two of the Company's  consultants for consulting fees owed to the consultants in the aggregate amount  of $35,000 pursuant to consulting agreements entered into on December 3, 2001.

On October 22, 2004, one of the Company's stockholders sold 75,500 share (post-reverse split) of the Company's common stock to the Company at a price of $.60 per share (post-reverse split). The Shareholder owed the Company a note totaling $45,300, which the Company subsequently retired as consideration for the purchase of such share of common stock it purchased from the stockholder.

On May 9, 2005 the Board of Directors of the Company approved the issuance of  770,591 share (post-reverse split) of the Company's common stock upon conversion liquidated damages and interest by the five shareholders totaling an aggregate of $231,177 which accrued connection with the sale of the Company's Series B preferred shares, at  the agreed upon conversion price of $0.30 per share (post-reverse split). The Company was previously  unable to issue such shares of common stock until the shareholders of the Company approved the increase in the authorized number of shares of common stock on March 1, 2005.

On June 16, 2005, the Board of Directors of the Company approved the granting of  1,936,667 options to purchase the Company's common stock under the Incentive  Plan of the 2005 Equity Compensation Program to the select employees, officers,  directors and a consultant of the Company expiring no later than 10 years from  the date the options were granted. The effective date of such options being  granted was June 16, 2005, at an exercise price of $.21 per share (post-reverse split). Such stock  options granted vest in three annual installments commencing one year after the  date of grant. Of such options granted, James Lu, the President, Jeffrey  Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of  the Company were granted options to purchase 833,333, 405,000 and 166,667  shares (post-reverse split), respectively, and 166,667 and 83,333 options were granted to Murray  Scott and Jerry Lan, respectively, who are Directors of the Company. The  remaining balance of 248,333 options was granted to six employees and one  consultant of the Company. During years ended March 31, 2007 and 2006 three  employees and one consultant terminated employment with the Company and an  aggregate of 3,600,000 of such options granted were canceled. The Company claims  exemption from registration of such issuance based on Section 4(2) of the  Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

On June 30, 2006, in connection with entering into a loan agreement with a  financing company located in San Francisco, California, the Company granted the  lender, stock warrants to purchase at any time, 3,333,333 shares (post-reverse split) of the  Company's common stock at an exercise price of $0.075 per share (post-reverse split). The warrants  expire on June 30, 2011. The fair value of these warrants was $860,000. Given  loan proceeds of $250,000, the relative fair value of the warrants was $193,694  and is being treated as a loan discount which is being amortized over the life  of the loan (12 months). The company expensed $93,944 related to the relative  fair value of the warrants during the six month period ended September 30, 2006.  The warrants were issued for $100 cash and in consideration of the loan  agreement entered into by the lender with the Company pursuant to which the  lender agreed to loan to the Company up to $250,000. The Company claims  exemption from registration of such issuance based on Section 4(2) of the  Securities Act of 1933, as amended, inasmuch as the transaction was a non-public  offering and sale of securities.

On November 28, 2006 the Company entered into a funding agreement from  institutional and accredited investors with gross proceeds of $2,300,000, to be  received in two traunches. The first traunch of $1,150,000 received upon execution of the agreement and the remaining $1,150,000 within five days after  the first to occur of (i) the actual effectiveness of the Registration Statement  or (ii) the delivery by the Company of certified consolidated financial statements of the Company. In connection with the funding, the Company granted  the investors stock warrants to purchase, at any time, shares of the Company's common stock which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $0.45 per share (post-reverse split). In addition, 1,277,778 warrants were issued at an exercise  price of $0.45 per share (post-reverse split). The Company claims exemption from registration of such  issuance based on Section 4(2) of the Securities Act of 1933, as amended,  inasmuch as the transaction was a non-public offering and sale of securities.

On January 31, 2007, Jeffrey I. Schillen, Executive Vice President and Co-CEO of  the Company entered into a Debt Waiver and Release Agreement and a Debt  Forgiveness and Release Agreement with the Company. Mr. Schillen waived and/or  forgave a demand note with interest and salaries owed to in the aggregate amount  of $687,739. As part such agreements the Company granted Mr. Schillen stock  warrants to purchase 1,200,000 shares (post-reverse split) of the Company's common stock at $0.30 per  share (post-reverse split) exercisable immediately and expiring on January 31, 2017. The value of  these warrants per Black Scholes using a $0.42 closing stock rice at March 31,  2007 with a volatility of 169% was $501,204.

The Company entered into settlement agreements with three of its major suppliers  ("Supplier(s)) of inventory products whereby the Company in lieu of paying cash,  issued and aggregate of 360,875 of its common stock to such suppliers of settle  its obligations as follows:

On March 5, 2007, the Company issued a supplier, 53,732 shares (post-reverse split) of its common  stock at $0.42 per share (post-reverse split) to settle $22,567.40 in debt per a settlement agreement  dated February 1, 2007.

On March 14, 2007, the Company issued a supplier, 33,333 shares (post-reverse split) of its common  stock at $0.30er share (post-reverse split) to settle $10,000.00 in debt per a settlement agreement  dated March 6, 2007.

On April 9, 2007, the Company issued a supplier, 273,810 shares (post-reverse split) of its common  stock at $0.42 per share (post-reverse split) to settle $115,000.00 in debt per a settlement  agreement dated January 1, 2007.

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

The funding consists of convertible securities which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $0.45 per share (post-reverse split). Warrants totaling 1,277,778 shares (post-reverse split) were issued at an exercise price of $0.45 per share (post-reverse split).

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

(b)   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2007 AS COMPARED TO YEAR ENDED MARCH 31, 2006

NET SALES

Net sales for the Company were  $2,295,710 for the year ended March 31, 2007  compared to  $3,510.475 for the year ended March 31, 2006,  a decrease of approximately 35%. DVD program net sales were approximately $662,000 for the year ended March 31, 2007, as compared to approximately $552,000 for the year ended March 31, 2006. The industry shift from videocassette programs to DVD programs together with decreased orders placed by our major customers for DVD and videocassette products contributed toward these percent changes.

COST OF GOODS SOLD

Cost of goods sold was  $2,031,994 for the year ended March 31, 2007 compared to $3,139,461 for the year ended March 31, 2006, a decrease of $1,107,467 or approximately 35%. The lower cost of sales was primarily the result of decreased sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the year ended March 31, 2007 and 2006 were  $1,790,864 and $1,966,748, respectively. The decrease in selling expenses of $175,884 or approximately 9% was primarily caused by decreased levels in salaries/wages, commission expense, advertising and sales promotion, freight, rent, legal fees, sales taxes, and provision for bad debts, offset by increases in financing costs and compensation for stock option plans.

OTHER INCOME AND EXPENSE

Interest expense for the year ended March 31, 2007 and 2006 was  $319,424 and $31,916 respectively. The increase in interest expense of  $23,083 or approximately 72% was primarily the result of increased interest resulting from our new financing arrangement entered into in June and November 2006, and amortization of the discount on the Convertible Notes.

Interest income for the year ended March 31, 2007 and 2006 was $41,505 and $942 respectively. The increase in interest income of $40,563 was primarily the result of increased interest income resulting from the November 2006 note receivable from Rx for Africa of $850,000.

Increases in Other income for the year ended March 31, 2007 and 2006 were the result of the following:

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

GROSS MARGIN

Gross margin for the years ended March 31, 2007 and 2006 were approximately $264,000 and $371,000. The decrease of approximately $107,000 was primarily the result of lower sales volume when compared to the previous year. Gross margins as a percentage to sales were 12% and 11% of sales, for the period ended March 31, 2007 and 2006, respectively.

For the years ended March 31, 2007 and 2006, gross margin was impacted by activity recorded the Company's inventory reserve balance of approximately ($13,000) and $692,000, respectively or approximately 0.6% and 15% of sales, respectively. The following are the components of the Company's inventory balance together with the applicable reserve for each of the respective categories and periods:

Inventory by Classification:	March 31, 2007	March 31, 20 06
DVD Inventory	$1,168,902	$1,121,477
Reserve	(580,435)	(470,874)
Net DVD Inventory	588,467	650,603
Video Inventory	75,196	375,691
Reserve	(46,995)	(284,371)
Net Video Inventory	28,201	91,320
General Merchandise
(Toys, Greeting Cards, & Misc.)	6,512	6,511
Reserve	(6,512)	(6,511)
Net General Merchandise	-	-
TOTAL INVENTORY	1,250,610	1,503,679
TOTAL RESERVE	(633,942)	(761,756)
NET INVENTORY	$616,668	$741,923

The following table sets forth the impact on gross profit margin of activity recorded in our inventory reserve balance for the applicable year:

	Fiscal Year Ended
Inventory Reserve Detail:	March 31, 2007	March 31, 2006
Beginning Balance	$(761,756)	$(441,514)
Provision to Cost of Goods Sold	13,332	(691,805)
Inventory write-off	114,482	371,563
Ending Reserve Balance	$(633,942)	$(761,756)
Net Sales	$2,295,710	$3,510,475
Total Charged to Cost of Goods	(13,332)	691,805
Impact to Gross Margin as a
Percentage of sales	(0.6%)	19.7%

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

Our auditors issued a report indicating that the financial statements have been prepared assuming that the Company will continue as a going concern and that the financial statements do not include and adjustments that might result in the outcome of this uncertainty. There can be no assurance that we will be able to generate profits over the next fiscal quarters or be successful in our efforts to obtain additional financing.

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

The funding consists of convertible securities which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $0.45 per share (post-reverse split). Warrants totaling 1,277,778 shares (post-reverse split) were issued at an exercise price of $0.45 per share (post-reverse split).

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

On May 9, 2005 the Board of Directors of the Company approved the issuance of 770,591 shares (post-reverse split) of the Company's common stock upon conversion liquidated damages and interest by the five shareholders totaling an aggregate of $231,177 which accrued connection with the sale of the Company's Series B preferred shares, at the agreed upon conversion price of $0.30 per share (post-reverse split). The Company was previously unable to issue such shares of common stock until the shareholders of the Company approved the increase in the authorized number of shares of common stock on March 1, 2005.

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

GOING CONCERN.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

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

ITEM 7.  FINANCIAL STATEMENTS

The report of independent auditors and financial statements are set forth in this report beginning on Page 21.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Diamond Entertainment Corporation

We have audited the accompanying consolidated balance sheet of Diamond Entertainment Corporation and subsidiaries ("the Company") as of March 31, 2007 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 20, subsequent to the issuance of the Company’s 2007 financial statements and our report thereon dated July 31, 2007, the Company restated its financial statements, expanded certain disclosures and added new ones. These matters are further disclosed in notes 1, 2, 12, 15 and 16. In our original report we expressed an unqualified opinion on the 2007 financial statements, and our opinion on the revised financial statements, as expressed herein, remains unqualified.

/s/ Bernstein & Pinchuk LLP

New York, New York July 31, 2007 - except for changes made in Note 1 regarding stock based compensation, which was revised to comply with SFAS 123 (Revised) and earnings per share showing slight change in basic shares and showing diluted shares, in Note 1, regarding going concern discussions, in Note 2, regarding convertible notes payable, in Note 12, regarding the issuance of warrants and other changes in stockholders’ deficiency and Note 15, regarding stock options in Note 16, and these matters are further disclose in Note 20, which reflects all of these changes as to which the date is June 27, 2008.

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

/s/ PMB Helin Donovan, LLP
Irvine, California
June 30, 2006

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007

2007 (restated)
ASSETS
CURRENT ASSETS
Cash	$46,612
Accounts receivable, net of allowance for doubtful accounts of $1,358	580,218
Inventory, net of valuation allowance of $633,942	616,668
Notes Receivable	850,000
Prepaid expenses and other current assets	90,032
Total current assets	2,183,530

PROPERTY AND EQUIPMENT, less accumulated depreciation of $970,067	107,882
FILM MASTERS AND ARTWORK, less accumulated amortization of $5,203,568	158,842

OTHER ASSETS	28,483

TOTAL ASSETS	$2,478,737

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
MARCH 31, 2007

2007
(restated)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$19,359
Accounts payable	663,040
Related Party - deferred compensation	95,018
Other accrued expenses	474,376
Provision for estimated sales returns	201,575
Due to factor	300,000
Merger convertible notes	1,150,000
Discount on merger notes	(273,263)
Provision for returns	146,777
Notes payable	1,263
Customer Deposits	16,400
Total current liabilities	2,794,545

TOTAL LIABILITIES	2,794,545

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, no par value; 5,000,000 shares authorized; 483,251 issued (of which 172,923 are held in treasury)	376,593
Treasury stock	(48,803)
Series A convertible preferred stock, $10,000 per share stated value; 50 shares authorized; 40 issued and outstanding	471,400
Common stock, no par value; 800,000,000 shares authorized; 20,696,642 issued and outstanding	18,840,507
Additional Paid in Capital	1,144,298
Accumulated deficit	(21,099,803)

TOTAL STOCKHOLDERS' DEFICIENCY	(315,808)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,478,737

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDING MARCH 31, 2007 AND 2006

	2007	2006
	(restated)
Income
Revenues	$2,295,710	$3,510,475
Cost of goods sold	2,031,994	3,139,461

Gross Margin	263,716	371,014

Operating Expenses
Selling and marketing expenses	350,435	889,999
Administrative expenses	1,440,429	1,076,749
Total Operating Expenses	1,790,864	1,966,748

Loss from Operations	(1,527,148)	(1,595,734)

Other Income and (Expense)

Other income (expense)	54,999	31,916
Other Income - Debt settlement	153,524	-
Other Income - Waiver of accrued salaries	953,961	-
Other Income - Forgiveness of debt	804,793	-
Interest expense	(319,424)	(83,926)
Interest income	41,505	942

Net Other Income and (Expense)	1,689,358	(51,068)

Income (loss) Before Provision for Income Taxes	162,210	(1,646,802)

Provision for Income Taxes	(4,000)	(4,000)

Net Income (Loss)	$158,210	$(1,650,802)

Loss Per Share (post-reverse split)
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)

Number of shares (post-reverse split) used in calculation of earnings per share (post-reverse split)
Basic	20,696,642	20,528,528
Diluted	30,769,103	20,528,528

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (restated)
FOR THE YEARS ENDING MARCH 31, 2007 AND 2006

										Additional	Total
			Series A				Accumulated	Treasury	Deferred	Paid-in	Stockholders
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Deficit	Stock	Compensation	Capital	Deficit
Balance at March 31, 2005	483,251	$376,593	40	$471,400	19,838,162	$18,569,762	$(19,607,211)	$(48,803)	$-	$-	$(238,259)

Issuance of common stock for conversion of dividends and penalties of Series B Preferred stock					770,591	231,177					231,177

Stock options issued to consultant						7,000					7,000

Deferred compensation stock options issued to consultant									(6,806)		(6,806)

Amortization of deferred compensation stock options									1,746		1,746

Net loss for the year ended March 31, 2006							(1,650,802)				(1,650,802)

Balance at March 31, 2006	483,251	376,593	40	471,400	20,608,753	18,807,939	(21,258,013)	(48,803)	(5,060)	0	(1,655,944)

Issuance of common stock for vendor debt settlement					87,065	32,568					32,568

Amortization of deferred stock options - consultant									5,060		5,060

Officer stock options vested										130,200	130,200

Reverse stock split rounding					1,063						0

Discount on convertible notes										319,200	319,200

Discount on financing agreement										193,694	193,694

Issuance of options to officer										501,204	501,204

Net loss for the year ended March 31, 2007							158,210				158,210

Balance at March 31, 2007	483,251	376,593	40	471,400	20,696,881	18,840,507	(21,099,803)	(48,803)	0	1,144,298	(315,808)

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING MARCH 31, 2007 AND 2006

	2007	2006
	(restated)
Cash Flows from Operating Activities:
Net loss	$158,210	$(1,650,802)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365,570	431,257
Amortization of discounts on debt	191,206	-
Amortization of deferred compensation	5,060	-
Options vested by officer	130,200	-
Debt Settlement	(153,524)	-
Waiver of accrued salary	(953,961)	-
Forgiveness of debt	(804,793)	-
Provision for doubtful accounts	-	115,914
Inventory reserve	(247,431)	320,242

Changes in certain assets and liabilities:
Notes receivable	-	-
Due from related party	4,845	5,548
Accounts receivable	(426,079)	211,397
Inventory	372,686	(237,475)
Prepaid expenses and other current assets	(31,715)	15,326
Overdraft	(15,422)	-
Accounts payable	(296,388)	731,539
Related party deferred compensation	706,656	122,505
Other accrued expense	123,221	(224,946)
Provision for estimated sales returns	(5,223)	(309,785)
Customer deposits	100	-
Net Cash Used in Operating Activities	(722,863)	(469,280)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(65,000)
Other assets	-	45,641
Notes receivable	(850,000)	-
Purchase of film masters and artwork	(59,333)	(205,351)

Net Cash Used in Investing Activities	(909,333)	(224,710)

Cash Flows from Financing Activities:
Decrease in bank overdraft	-	(26,717)
Advance from factor	355,000	1,092,000
Payments to factor	(87,929)	(1,363,181)
Proceeds from financing agreement	250,000	-
Payments of notes payable	(8,841)	(7,576)
Payments of notes payable (related party)	1,150,000	322,500
Deferred compensation - stock option	-	(5,060)
Proceeds from the sale of common stock	-	238,177
Net Cash Provided by Financing Activities	1,658,230	250,143

The accompanying notes are an integral part of these financial statements.

DIAMOND ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDING MARCH 31, 2007 AND 2006

	2007	2006
Net Increase (Decrease) in Cash and Cash Equivalents	$26,034	$(443,847)

Cash and Cash Equivalents - Beginning of Year	20,578	464,425

Cash and Cash Equivalents - End of Year	$46,612	$20,578

Supplemental Information:
Cash Paid for:
Interest expense	$46,637	$101,974
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2007	2006
Issuance of common stock for consulting services	$-	$7,000

Issuance of common stock for series B preferred-liquidated damages	$-	$231,177

Options vested by officer	$130,200	$-

Discount to financing agreement	$193,694	$-

Waiver of accrued salaries	$491,070	$-

Settlement of debt	$153,524	$-

Settlement of notes to related parties	$714,329	$-

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

A summary of option activity under the Plan as of March 31, 2007, and changes during the period ended are presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at March 31, 2006	1,916,667	$0.21
Issued	1,200,000	$0.30
Exercised	-
Forfeited or expired	(100,000)	$0.21
Outstanding at December 31, 2006	3,016,667	$0.25

Not exercisable at December 31, 2006	1,211,111	$0.21
Exercisable at December 31, 2006	1,805,556	$0.27

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2007 was $595,833. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.54 as of March 31, 2007, and the exercise price multiplied by the number of options outstanding. As of March 31, 2007, total unrecognized stock-based compensation expense related to stock options was $271,422. The total fair value of options vested during the nine months ended March 31, 2007 was $130,200.

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

The following table provides the basic and diluted income (loss) per share computations:

	Twelve Months Ended March 31,
	2007	2006
Net Income (Loss)	$158,210	$(1,650,802)

Weighted-average basic shares outstanding	20,696,881	20,528,528
Dilutive effect of:
Warrants and option to purchase common stock	8,794,444	-
Note payable convertible into common stock	1,277,778	-

Weighted average diluted shares outstanding	30,769,103	20,528,528
Basic earnings (loss) per share (post-reverse split)	$0.01	$(0.08)
Diluted earnings (loss) per share (post-reverse split)	$0.01	$(0.08)

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

2.  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company historically has incurred recurring losses from operations, negative cash flows from operations, a working capital deficit and is delinquent in payment of certain accounts payable. During the year ended 3/31/2007 the Company's net income was $158,210 and the Company had a deficit in stockholders equity of 315,808.  It used $722,863 cash in operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Entry into a Material Definitive Agreement.

On November 28, 2006 the Company entered into a funding agreement from institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. On April 27, 2007 the funding agreement was amended to reflect gross proceeds of $2,400,000. The first traunch of $1,150,000 received upon execution of the agreement and the remaining $1,250,000 was received on the closing date of escrow on May 4, 2007, the effective date of Merger

The funding consists of convertible securities which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $0.45 per share (post-reverse split). Warrants totaling 1,277,777 shares (post reverse split) were issued at an exercise price of $0.45 per share (post-reverse split).

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

The funding consists of convertible securities which shall convert at a price per share (post-reverse split) of $0.45. In addition, 1,388,889 warrants were issued at an exercise price of $0.45 per share (post reverse split).

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

4.  INVENTORY

Inventory consisted of the following as of:
March 31, 2007
Raw materials	$554,627
Finished goods	695,983
Sub-total	1,250,610
Less: valuation allowance	(633,942)

Inventory, net	$616,668

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

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

March 31, 2007
Furniture and equipment	$1,034,204
Automobile	24,487
Leasehold improvements	19,258
1,077,949

Less: accumulated depreciation	(970,067)
Furniture and equipment, net	$107,882

Depreciation expense for the years ended March 31, 2007 and 2006 was $55,539 and $79,400, respectively.

8.  FILM MASTERS AND ARTWORK

Film Masters and Artwork consisted of the following as of:

March 31, 2007
Intellectual property	$3,376,003
Other film masters and artwork	1,986,407
Total	5,362,410
Less: accumulated amortization	(5,203,568)
Film Masters and Artwork, net	$158,842

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

10.  DUE TO FACTOR/FINANCING AGREEMENT PAYABLE

Due to Factor:

March 31, 2007
Due to factor payable	$300,000

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

Due Financing Agreement Payable:

March 31, 2007
Longview Fund, LC - Revolving note payable	$201,575

On June 30, 2006, the Company entered into an Accounts Receivable Revolving Loan Agreement ("Agreement") with a financial institution located in San Francisco, CA for a revolving accounts receivable line of credit up to $250,000 for a term expiring in twelve months from the date of inception. Under the terms of the Agreement, the Company can borrow up to $250,000 against the Company's accounts receivable of irrevocable sales made to its customer, excluding any consignment sales or any non-irrevocable sales. The Company was advanced 75% of the face value of the accounts receivable presented for borrowing. The cost of funds borrowed under the Agreement is at 1.67% per month of the outstanding accounts receivable balance presented for borrowing calculated on a daily basis. Cost of Funds borrowed against any accounts receivable in amounts exceeding 75% of its face value is at 2% per month calculated on a daily basis. At the end of each month any excess funds available against the Company's qualified accounts receivable net of cash receipts from the customer will be advanced to the Company. All of the assets of the Company as of March 31, 2007 and have been collateralized under the security agreement with the lender. The loan Agreement may be terminated by the lender by giving the Company 30 days written notice. Concurrent with this loan, the Company granted 3,333,333 warrants to the lender with an expiration date of June 30, 2011 and a $0.075 exercise price. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months). The amount of $191,206 was amortized to interest expense during the year ended March 31, 2007.

11.  NOTES PAYABLE

Notes payable represent the following as of:

March 31, 2007
Production Equipment	$1,263
Less current	1,263
Long term	$-

12.  CONVERTIBLE NOTES PAYABLE

During the year ended March 31, 2007 the Company issued convertible notes to third parties (the “Convertible Notes”) along with warrants (the “Convertible Note Warrants”) to purchase shares of common stock.

Date of Note	Amount of Notes	Conversion Price(1)	Term of Note
November 30, 2006 (1)	$1,150,000	$0.45	2 years

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
November 30, 2006	1,277,777	$0.45	5 years

The Company has included the entire debt as a current liability on the balance sheet at December 31, 2006 since the debt is immediately convertible at the option of the holder.\

The Convertible Notes represent aggregate gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,150,000 received upon execution of the agreement and the remaining $1,150,000 within five days after the first to occur of (i) the actual effectiveness of the Registration Statement or (ii) the delivery by the Company of certified consolidated financial statements of the Company. In connection with the funding, the Company granted the investors stock warrants to purchase, at any time, shares of the Company's common stock which shall convert at a price per share which shall be equal to a number equal to $12,000,000 pre-money valuation on a fully diluted basis or $0.45per share (post-reverse split). In addition, 1,277,777 warrants were issued at an exercise price of $.015 per share (post-reverse split). The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the year ended March 31, 2007, the Company accreted $211,125 of debt discount related to the Notes.

The Company has calculated the fair value of the beneficial conversion feature associated with the Convertible Notes in the amount of $44,600, and the fair value of the Convertible Note Warrants in the amount of $274,600.The aggregate of the fair value of the beneficial conversion feature associated with the Converitible Notesand the fair value of the Convertible Note Warrants in the amount of $319,200 is considered a discount tothe notes. This discount is being amortized over the two-year term of the notes using the effective interest method.During the year ended March 31, 2007, the amount of $45,937 was charged to interest expense. At March 31, 2007, the remaining amount of the discount was $273,263.The estimated fair value of the beneficial conversion feature associated with the Convertible Notes and the Convertible Note Warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, risk-free interest rate (4.50%), remaining time till maturity, and the closing price of the Company’s common stock.

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

During the period ended March 31, 2006 we leased approximately 995 square feet at18725 E. Gale Avenue, Suite 100, City of Industry, California from a related party under a lease that commenced May 1, 2005 for use as executive offices for a monthly rent of $2,500. In May 2006, we terminated the lease and moved the executive offices back to 800 Tucker Lane, Walnut, California. In May 2007 the Company renewed this lease on a month to month basis for a monthly rent of $3,750.

Rent expense for the years ended March 31, 2007 and 2006 was approximately $158,846 and $150,000, respectively.

15.  STOCKHOLDERS' DEFICIT

COMMON STOCK

As of March 31, 2007, the aggregate number of shares of common stock that the Company has authority to issue is 800,000,000 shares with no par value. As of March 31, 2007 and 2006 20,696,882, and 19,838,162 shares (post-reverse split) were issued and outstanding.

On March 27, 2007 the Company had a 30 to 1 reverse split.

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

On March 5, 2007, the Company issued a supplier, 53,732 shares (post-reverse split) of its common stock at $0.42 per share (post-reverse split) to settle $22,567.40 in debt per a settlement agreement dated February 1, 2007.

On March 14, 2007, the Company issued a supplier, 33,333 shares (post-reverse split) of its common stock at $0.30 per share (post-reverse split) to settle $10,000.00 in debt per a settlement agreement dated March 6, 2007.

WARRANTS ISSUED

On June 30, 2006, in connection with a loan agreement with a financing company located in San Francisco, California, the Company granted the lender warrants to purchase at any time, 100,000,000 shares (post-reverse split) of the Company’s common stock at an exercise price of $0.075 per share (post-reverse split). The warrants expire on June 30, 2011. The fair value of these warrants was $860,000. Given loan proceeds of $250,000, the relative fair value of the warrants was $193,694 and is being treated as a loan discount which is being amortized over the life of the loan (12 months). The company expensed $93,944 related to the relative fair value of the warrants during the six month period ended September 30, 2006. The warrants were issued for $100 cash and in consideration of the loan agreement entered into by the lender with the Company pursuant to which the lender agreed to loan to the Company up to $250,000. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

On November 2006 in connection with the Convertible Notes (see note 9), the company issued the Convertible Note Warrants to purchase 1,277,777 shares (post-reverse split) of the Company’s common stock at a price of $0.45 per share (post-reverse split). The Company has calculated the amount of the discount on the Convertible Notes attributable to the beneficial conversion feature and the Convertible Note Warrants to be a total of $319,200; of this amount, the relative fair value of $274,600 was allocated to the Convertible Note Warrants.

The following schedules summarize warrants outstanding at March 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2007	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable as of March 31, 2007	Weighted Average Exercise Price
$0.75	3,333,333	4.25	$0.75	3,333,333	$0.75
$0.36	1,166,666	2.00	$0.36	1,166,666	$0.36
$0 .45	1,277,777	4.67	$0.45	1,277,777	$0.45
	5,777,776	4.13	$0.21	5,777,776	$0.21

OPTIONS ISSUED

The following summarizes the common stock option transactions for the periods ended March 31, 2007 and 2006:

Options issued and outstanding not under a stock option plan:

	2007		2006

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at March 31	483,333	$0.18	483,333	$0.18
Issued	-		-
Exercised	-		-
Forfeited or expired	-		-
Outstanding at June 30	483,333	$0.18	483,333	$0.18

Not exercisable at June 30	-		-
Exercisable at June 30	483,333	$0.18	483,333	$0.18
Issued	-		-
Exercised	-		-
Forfeited or expired	-		-
Outstanding at September 30	483,333	$0.18	483,333	$0.18

Not exercisable at September 30	-		-
Exercisable at September 30	483,333	$0.18	483,333	$0.18
Issued	-		-
Exercised	-		-
Forfeited or expired	(483,333)	$0.18	(483,333)	$0.18
Outstanding at December 31	-	-	-	-

Not exercisable at December 31	-		-
Exercisable at December 31	-	-	-	-

Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31	-	-	-	-

Not exercisable at March 31	-	-	-	-
Exercisable at March 31	-	-	-	-

During the three months ended June 30, 2005, the Company’s Board of Directors approved the grant of stock options to employees, directors and independent consultants to purchase an aggregate of 1,936,666 shares (post-reverse split) of its common stock with an exercise price of $0.21 per share (post-reverse split). These options vest at a rate of one-third upon each anniversary date of their issuance. During the three months ended June 30, 2006, one-third, or 611,111 of these options, became vested. The Company charged the amount of $130,200 to operations representing the fair value of these shares at the time they were issued. These options were valued using the Black-Scholes valuation model; the assumptions for this calculation were: a 10 year term; 154% volatility; 3.50% discount rate; and an exercise price of $0.21.

CONVERTIBLE PREFERRED STOCK

As of March 31, 2007 and 2006, the Company had authorized 4,999,863 shares of no par value, convertible preferred stock. The Company had issued 483,251 shares (of which 172,923 valued at $48,803 are held in treasury). The preferred stock has:

i.)	voting rights upon all matters upon which common stockholders have at a 1.95 vote for each share (post-reverse split) of preferred stock,

ii.)	conversion rights at 1.95 shares (post-reverse split) of common stock for each share of preferred,

iii.)	no rights of redemption and

iv.)	no dividend preferences, but entitled to a preference of $0.01 per share in the event of liquidation.

SERIES A CONVERTIBLE PREFERRED STOCK

As of March 31, 2007 and 2006, the Company had authorized 50 shares (post-reverse split) of convertible Series A preferred stock (the "Series A Stock") with a stated value of $10,000 per share. The Company had issued 40 shares (post-reverse split).

The Series A Stock has no par value and a stated value of $10,000 per share (post-reverse split), and does not bear any dividends. Holders have the right to convert the Series A Stock at their option into shares of the Company's common stock at any time at least 90 days after the issuance of the Series A Stock; provided, however, that in no event other than upon a mandatory conversion as described below or a triggering event as described below, no holder is entitled to convert Series A Stock to the extent such conversion would cause the holder to beneficially own more than 4.9% of the then outstanding common stock following such conversion. The conversion price is the lesser of 120% of the closing bid price for the common stock on the date the Series A Stock was issued, or a price determined by multiplying the specified conversion percentage times the average market price for the common stock for any five trading days during the ten trading days immediately preceding the conversion. The conversion price is subject to adjustment to take into account subdivisions of combinations of the common stock, reorganization, reclassifications, consolidations, mergers or sales of substantially all of the Company's assets, and the issuance of purchase rights to the holders of the common stock. If the Company fails to convert Series A Stock into common stock within seven business days after receipt of the notice of conversion, a late payment is assessed per share of Series A Stock being converted of $100 per day for the first 10 days and $200 per day thereafter.

Notwithstanding anything to the contrary in the Certificate of Designation for the Series A Stock, in no event is the Company obligated to issue more than 395,833 shares (post-reverse split) of Common Stock upon conversion of the Series A Stock.

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

There are still 40 shares (post-reverse split) of Series A Stock outstanding because the number of shares of common stock issuable upon their conversion, using the formula set forth in the Certificate of Determination, would result in issuing more than 395,833 shares (post-reverse split) of common stock upon conversion of Series A Stock. The Company currently is seeking to reach an agreement with the four persons holding these shares regarding the retirement of such shares. In the meantime, the Company continues to accrue a dividend on the outstanding shares at the rate of 6% per annum. The 6% rate is provided for in the Certificate of Determination in determining the conversion rate, (.06)(n/365)(10,000) + 10,000 / Conversion Price. The value of the missed dividend as of March 31, 2004 was calculated using this formula. The aggregate value of the interest dividend as of March 31, 2005 as thus calculated was $24,000 payable in additional shares of the Company's common stock as provided in the Certificate of Determination. The maximum number of shares of common stock that the Company is required to issue upon conversion of the Series A Stock (395,833 shares (post-reverse split)) includes the shares to be issued in payment of dividends.

SERIES B CONVERTIBLE PREFERRED STOCK

The Company had authorized 87 shares (post-reverse split) of convertible Series B preferred stock (the "Series B Stock") with a stated value of $10,000 per share.

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

Three holders of record of the Company's Series B Convertible Preferred Shares representing an aggregate of 25 Series B Convertible Preferred Shares (post-reverse split) entered into a Letter Agreement to Convert Preferred Shares (post-reverse split), whereby such holders of the Series B Convertible Preferred Shares (post-reverse split) agreed to convert their respective shares (post-reverse split) and any liquidated damages and accrued interest in the aggregate amount of approximately $50,000 into shares (post-reverse split) of the Company's common stock at $0.01 per share (post-reverse split). The holders further agreed to exercise their portion of any liquidated damages and accrued interest of $50,000 when the stockholders of the Company approve the increase in the authorized shares (post-reverse split) of the Company. As part of this letter agreement such holders canceled and returned to the Company warrants to purchase 750,000 shares (post-reverse split) the Company's common stock at a price $.60 per share (post-reverse split) issued to them in conjunction with the Series B Convertible Preferred Shares (post-reverse split).

Four holders (the "Sellers") of record of the Company's Series B Convertible Preferred Shares (post-reverse split) representing an aggregate of 57 1/2 Series B Convertible Preferred Shares (post-reverse split) entered into a Securities Purchase Agreement to sell all of their respective portion of the Company's Series B Convertible Preferred Shares (post-reverse split) to two accredited investors, (the "Buyers"). Under the terms of the Securities Purchase Agreement the Buyers agreed to convert their respective shares (post-reverse split) of the Company's Series B Convertible Preferred Shares (post-reverse split) into the shares (post-reverse split) of the Company's common stock at $0.30 per share (post-reverse split). The Sellers canceled and returned to the Company 290,000 warrants to purchase the Company's common stock at price of $0.60 shares (post-reverse split) in conjunction with their respective Series B Convertible Preferred Shares (post-reverse split) at the closing date of such purchase agreement on April 15, 2004. The Sellers further agreed to convert liquidated damages and accrued interest in the aggregate amount of approximately $181,000 into shares (post-reverse split) of the Company's common stock at $0.01 per share (post-reverse split) as soon as the stockholders of the Company approve the increase in the authorized shares (post-reverse split) of the Company.

Concurrent with these transactions, during the year ended March 31, 2005, all outstanding shares (post-reverse split) of the Company's Series B Preferred Stock in the aggregate amount of eighty two and one half shares (post-reverse split) representing an aggregate face value of $825,000 less $1,474.87 which was owed to the Company by one of the Series B Preferred share (post-reverse split)holder were converted into 2,745,084 shares (post-reverse split) of the Company's common stock at a conversion price of $0.30 per share (post-reverse split).

16. COMMON STOCK OPTIONS

2005 EQUITY COMPENSATION PROGRAM

The Program became effective March 1, 2005, when approved by the shareholders of the Company. The Program shall continue in effect for a term of ten years from the date that the Program is adopted by the Board of Directors, unless sooner terminated by the Board of Directors of the Company. As of March 31, 2005 no options were granted under the Program.

The following summarizes the common stock option transactions for the years ended March 31, 2007 and 2006

Options issued and outstanding under a stock option plan:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at March 31	1,916,667	$0.21	-
Issued	-		1,936,667	$0.21
Exercised	-		-
Forfeited or expired	(33,333)	$0.21	-
Outstanding at June 30	1,883,333	$0.21	1,936,667	$0.21

Not exercisable at June 30	1,255,556	$0.21	1,936,667	$0.21
Exercisable at June 30	627,778	$0.21	-

Issued	-		1,936,667	$0.21
Exercised	-		-
Forfeited or expired	-	$0.21	-
Outstanding at September 30	1,883,333	$0.21	1,936,667	$0.21

Not exercisable at September 30	1,255,556	$0.21	1,936,667	$0.21
Exercisable at September 30	627,778	$0.21	-

Issued	-		-
Exercised	-		-
Forfeited or expired	(66,667)	$0.21	-
Outstanding at September 30	1,816,667	$0.21	1,936,667	$0.21

Not exercisable at September 30	1,211,111	$0.21	1,936,667	$0.21
Exercisable at September 30	605,556	$0.21	-

Issued	1,200,000	$0.30	-	-
Exercised	-		-	-
Forfeited or expired	-		(20,000)	$0.21
Outstanding March 31	3,016,667	$0.25	1,916,667	$0.21

Not exercisable at March 31	1,211,111	$0.27	-	-
Exercisable at March 31	1,805,556	$0.21	1,916,667	$0.21

During the three months ended June 30, 2005, the Company’s Board of Directors approved the grant of stock options to employees, directors and independent consultants to purchase an aggregate of 1,936,667 shares (post-reverse split) of its common stock with an exercise price of $0.21 per share (post-reverse split). These options vest at a rate of one-third upon each anniversary date of their issuance. During the three months ended June 30, 2006, one-third, or 627,778 of these options, became vested. The Company charged the amount of $130,200 to operations representing the fair value of these shares at the time they were issued. These options were valued using the Black-Scholes valuation model; the assumptions for this calculation were: a 10 year term; 154% volatility; 3.50% discount rate; and an exercise price of $0.21.

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

18.  INCOME TAXES

The components of the provision for income taxes are as follows:
	For The Years Ended
	March 31,
	2007	2006
Current Tax Expense
U.S. federal	$-	$-
State and local	4,000	4,000

Total Current	4,000	4,000

Deferred Tax Expense
U.S. federal	-	-
State and local	-	-

Total deferred	-	-

Total tax provision from continuing operations	$4,000	$4,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2007 are as follows:

Deferred tax assets:
Net operating loss carry forwards	$(30,136,364)
30,136,364
Net deferred tax asset	10,246,363
Less valuation allowance	(10,246,363)

$--

At March 31, 2007, the Company had federal net operating loss ("NOL") carryforwards of approximately $30,136,364. Federal NOLs could, if unused, begin to expire in 2021.

The valuation allowance for deferred tax assets as of March 31, 2007 is $10,246,363.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended March 31, 2007 and 2006 is as follows:

	2007	2006
Federal income tax rate	(34.0%)	(34.0%)
State tax, net of federal benefit	--	--
Loss for which no federal benefit was received	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

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

On May 4, 2007, The Company's wholly owned subsidiary, Diamond Entertainment Acquisition, Inc., a Delaware corporation, acquired 100% of Rx for Africa, Inc. through a merger in exchange for 168,849,504 shares (post-reverse split) of post reverse stock split shares of the Company representing eighty five percent (85%) of the issued and outstanding fully diluted shares common stock outstanding. Concurrent with the merger, the Company closed on the second traunch of a private placement funding from institutional and accredited investors with gross proceeds of $1,250,000 under a November 28, 2006 funding agreement, as amended, from institutional and accredited investors totaling $2,400,000, the first traunch of $1,150,000 in gross proceeds being received by the Company in November, 2006.

As a result of the merger, the Company has ceased the historical business activities of Diamond Entertainment.  The Company is now the holding company of Rx for Africa, a pharmaceutical manufacturing company located in Addis Ababa, Ethiopia, which constitutes the Company’s only operating subsidiary and business.

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

NOTE 20 - CHANGES TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS

Stock options to purchase an aggregate 627,776 shares (post-reverse split) of common stock of the Company issued to Officers and Directors during the three months ended June 30, 2005 became vested during the year ended March 31, 2007. These options were valued at $130,200 and this amount was charged to operations in this amended report. The report as originally filed disclosed 57,500,000 options vesting during the quarter, with an expense of $45,521. The Company’s statement of operations is restated by the difference of $84,679. We also changed the related disclosers regarding the vesting of these options as appropriate. We also corrected certain other minor errors in the Form 10-KSB as originally filed.

During the three months ended December 31, 2006, the Company issued the Convertible Notes Payable and Convertible Notes Payable Warrants (see notes 9 and 11). In the Form 10-QSB as originally filed, the Company determined that the beneficial conversion feature of the Convertible Notes Payable and the Convertible Note Warrants should be classified as derivative financial instruments. The Company has subsequently made the determination that this classification was in error. The warrants and beneficial conversion features were valued at $3,371,164 and $1,420,673, respectively, and these amounts were charged to expense and classified as current liabilities in the Company’s financial statements. In addition, these instruments were re-valued at December 31, 2006, which resulted in an additional charge to expense of $674,679 and $1,020,007 for the change in fair value of the warrants and derivatives, respectively. In the amended financial statements for the three months ended December 31, 2006, the Company has valued the beneficial conversion feature of the Convertible Notes and the Convertible Note Warrants via the intrinsic value method and has arrived at an aggregate value of $319,200. Of this amount, $44,600 was assigned to the beneficial conversion feature of the Convertible Notes, and $274,600 was assigned to the Convertible Note Warrants via the relative fair value method. The aggregate amount of $319,200 was charged to discount on notes payable and to additional paid-in capital. This amount is being amortized over the life of the Convertible Notes, or two years. During the year ended March 31, 2007, a total of $45,937 of this discount was amortized to interest expense.

The following table indicates the primary changes to the Company’s financial statements for the year ended March 31, 2007 compared to the report as originally filed. There were other small corrections of errors and reclassifications made to the amended financial statements which are not considered material to the financial statements taken as a whole.

	Originally
	Reported	Change	Amended
Balance sheet:
Financing agreement payable	$56,306	$145,269	$201,575
Convertible notes payable - net	(211,125)	665,612	876,737
Warrant liability	2,923,060	(2,923,060)	-
Derivative liability	7,228,740	(7,228,740)	-
Current Liabilities	12,089,716	(9,295,171)	2,794,545
Additional paid-in capital	885,688	258,610	1,144,298
Accumulated deficit	(30,136,364)	9,036,561	(21,099,803)
Stockholders' deficiency	9,610,979	(9,295,171)	315,808

	YEAR ENDED MARCH 31, 2007
Statements of operations:
Interest expense	$(227,739)	$(91,685)	$(319,424)
Interest expense - derivatives and warrants	(9,212,925)	9,212,925	-
Net income (loss)	(8,878,351)	9,036,561	158,210
Earnings per share Basic and Diluted	(0.43)	0.44	0.01
Net Cash used in Operating Activities	(10,849,114)	10,126,251	(722,863)
Net Cash provided by Investing Activities	(59,333)	(850,000)	(909,333)
Net Cash provided by Financing Activities	10,934,481	(9,276,251)	1,658,230

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

Summary Compensation Table

		Annual Compensation		Long Term Compensation
				Awards	Payouts
				Securities Underlying	LTIP Payouts	All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)	($)	($)
James K.T. Lu (1) President,	2007	150,000	0	0	0	33,424
Co-Chief Executive Officer and Secretary	2006	150,000	0	0	0	45,366
	2005	150,000	17,308	0	0	41,228

Jeffrey I. Schillen (2)	2007	150,000	0	0	0	13,262
Co-CEO, ExecutiveVice President of Sales and Marketing	2006	150,000	0	0	0	23,462
	2005	150,000	13,846	0	0	26,001

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

OPTION/SAR GRANTS

The following table sets forth certain information with respect to the options granted and canceled during the year ended March 31, 2006, 2006 and 2005, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

		Number of Securities Underlying Options/ SARs	Percent of Total Options/SARs Underlying Options/SARs Granted to Employees in	Exercise or Base
Name	Year	Granted (Canceled)	Fiscal Year	Price ($/Sh)	Expiration Date
James K. T Lu	2007	(14,500,000)	n/a	$0.006	11/15/06
Jeffrey I. Schillen	2007	36,000,000	100%	$0.010	1/31/17

James K.T. Lu	2006	25,000,000	43%	$0.0007	6/15/15
Jeffrey I. Schillen	2006	12,150,000	21%	$0.0007	6/15/15

James K.T. Lu	2005	(600,000)	n/a	$0.005	4/22/04
James K.T. Lu	2005	(3,500,000)	n/a	$0.005	5/24/04
James K.T. Lu	2005	(20,000,000)	n/a	$0.006	7/23/04
James K.T. Lu	2005	(3,000,000)	n/a	$0.005	3/31/05

Jeffrey I. Schillen	2005	(400,000)	n/a	$0.005	4/22/04
Jeffrey I. Schillen	2005	(1,000,000)	n/a	$0.005	5/24/04
Jeffrey I. Schillen	2005	(10,000,000)	n/a	$0.006	7/23/04
Jeffrey I. Schillen	2005	(750,000)	n/a	$0.005	3/31/05

AGGREGATE OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information with respect to options exercised during the fiscal year ended March 31, 2007 by the Named Executive Officers and with respect to unexercised options held by such persons at March 31, 2007

			Number of Securities Underlying Unexercised Options/SARs At FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James K.T. Lu	0	0	16,666,667	8,333,333	$161,111	$80,556
Jeffrey I. Schillen	0	0	44,100,000	4,050,000	$426,300	$39,150

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

On June 16, 2005, the Board of Directors of the Company approved the granting of 1,936,667 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted. The effective date of such options being granted was June 16, 2005, at an exercise price of $.21 per share (post-reverse split). Such stock options granted vest in three annual installments commencing one year after the date of grant. Options were granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company to purchase 833,333, 405,000 and 166,667 shares (post-reverse split), respectively, and 166,667 and 83,333 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 248,333 options was granted to six employees and one consultant of the Company. During years ended March 31, 2007 and 2006 three employees and one consultant terminated employment with the Company and an aggregate of 120,000 of such options granted were canceled. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

CONSULTING AGREEMENT WITH DIRECTOR

On August 25, 1997 we executed a consulting agreement with Murray T. Scott, one of our directors, for long term strategic planning including development of marketing strategies and development and acquisition of new products. Mr. Scott's consulting agreement had a term of two years. As compensation under the agreement, Mr. Scott was issued 250,000 shares (post-reverse split) of common stock, and warrants to purchase an additional 250,000 shares (post-reverse split) of common stock at an exercise price of $0.10 per share (post-reverse split). On July 24, 2001 we lowered the exercise price of the warrants from $0.10 to $0.005 per share (post-reverse split). Such warrants expire on August 24, 2005.

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

	Common Stock	Percentage of	Preferred	Percentage of Common Stock Assuming Conversion of
Name (1)	Owned	Common Stock	Stock Owned (2)	Preferred Stock (3)
James K. T. Lu (4)	1,178,493	0.62%	13,603	0.63%
Diamond Entertainment Corporation
800 Tucker Lane
Walnut, CA	91789

Fred U. Odaka (5)	111,111	0.06%	0	0.06%
Diamond Entertainment Corporation
800 Tucker Lane
Walnut, CA	91789

Mulugetta Bezzabeh (6)	85,269,000	44.76%	0	44.76%
437 Mountain Ave.
Westfield, NJ 07090

Margie Chassman	58,336,437	30.62%	0	30.62%
445 W. 23rd Street #16E
New York, NY 10011

All directors and executive officers as a group(3 persons) (7)	86,558,604	45.44%	13,603	45.45%

__________

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

(2)	The preferred stock entitles the holder to 1.95 votes for each share owned and each share may be converted into 1.95 shares (post-reverse split) of common stock.

(3)	Assumes conversion of shares of preferred stock beneficially owned.

(4)	Mr. Lu is director. Includes 555,556 shares (post-reverse split) of common stock issuable upon exercise of options.

(5)	Mr. Odaka is CFO. Includes 111,111 shares (post-reverse split) of common stock issuable upon exercise of options.

(6)	Represents 85,891,937 shares (post-reverse split) of common stock outstanding and 666,667 shares (post-reverse split) of common stock issuable upon exercise of options.

There are no agreements or other arrangements or understandings known to us concerning the voting of our common stock or otherwise concerning control of us which are not disclosed herein. There are no pre-emptive rights applicable to our securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 24, 2001, the Board of Directors of the Company adopted the Company's 2001 Stock Compensation Plan dated July 13, 2001 for the purpose of providing the Company with a means of compensating selected key employees (including officers), and directors of the Company and its subsidiaries for their services rendered in connection with the development of Company with shares of Common Stock of the Company. The plan authorized the Board of Directors of the Company to sell or award up to 1,666,667 shares (post-reverse split) and/or non-qualified options of the Company's common stock, no par value at a purchase price of $0.18, which represented the fair value of the common stock on that date. On July 13, 2001, 1,666,667 options to purchase the Company's common stock were granted to the select key employees, officers and a director of the Company expiring on July 12, 2004. Of such options granted, James Lu, the President and Jeffrey Schillen the Executive Vice President of the Company were granted options to purchase 666,667 and 333,333 shares (post-reverse split), respectively, and 166,667 options were granted to Murray Scott, a Director of the Company. The remaining balance of 500,000 options was granted to eight other employees of the Company. As of March 31, 2004, none of the options granted under this plan had been exercised and on July 12, 2004, all 1,666,667 options expired and were canceled.

On July 24, 2001, the Board of Directors of the Company authorized and approved, that it was in the best interest of the Company that the exercise rate ranging from $01.50to $7.50 outstanding options granted to the Company's key employees, officers and directors during the period from April 1996 through May 1999 in the aggregate amount of 389,167 shares (post-reverse split) be amended and lowered to $0.15. Such outstanding options to purchase the Company's common stock included options granted to James Lu, Jeffrey Schillen, Murray Scott and three key employees of the Company of 303,333, 71,667, 8,333, and 5,833 shares (post-reverse split), respectively. Of such aggregate amount of option shares granted totaling 389,167, the balance remaining at June 1, 2004 totals 125,000 consisting of 100,000 and 25,000 shares (post-reverse split) granted to Mr. Lu and Mr. Schillen, respectively, which expire on March 31, 2005. The balance of 264,167 options expired and was canceled.

On November 16, 2001, Mr. Lu, the Company's president waived his right to exercise 966,667 of his outstanding stock options to provide for the company to meet the stock reserve requirement of it's convertible series B preferred stock and in consideration of waiving his aforementioned exercise rights and for his part in completing the sale of the company's convertible Series B preferred shares, Mr. Lu was awarded an option to purchase 483,333 shares (post-reverse split) of the company's common stock . The option expiring on November 15, 2006, will be exercisable at $0.18 per share (post-reverse split).

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

On April 1, 2004, the Company sold an aggregate of 166,667 shares (post-reverse split) of the Company's common stock at a price of $0.30 per share (post-reverse split) pursuant to subscription agreements dated April 1, 2004, entered into with Jeffrey I. Schillen and James Lu, each purchasing 2,500,000 shares (post-reverse split).

On June 16, 2005, the Board of Directors of the Company approved the granting of 1,936,667 options to purchase the Company's common stock under the Incentive Plan of the 2005 Equity Compensation Program to the select employees, officers, directors and a consultant of the Company expiring no later than 10 years from the date the options were granted. The effective date of such options being granted was June 16, 2005, at an exercise price of $.21 per share (post-reverse split). Such stock options granted vest in three annual installments commencing one year after the date of grant. Of such options granted, James Lu, the President, Jeffrey Schillen the Executive Vice President and Fred Odaka, Chief Financial Officer of the Company were granted options to purchase 833,333, 405,000 and 166,667 shares (post-reverse split), respectively, and 166,667 and 83,333 options were granted to Murray Scott and Jerry Lan, respectively, who are Directors of the Company. The remaining balance of 248,333 options was granted to six employees and one consultant of the Company. During years ended March 31, 2007 and 2006 three employees and one consultant terminated employment with the Company and an aggregate of 3,600,000 of such options granted were canceled. The Company claims exemption from registration of such issuance based on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the transaction was a non-public offering and sale of securities.

 On January 31, 2007, Jeffrey I. Schillen, Executive Vice President and Co-CEO of the Company entered into a Debt Waiver and Release Agreement and a Debt Forgiveness and Release Agreement with the Company. Mr. Schillen waived and/or forgave a demand note with interest and salaries owed to in the aggregate amount of $687,739. As part such agreements the Company granted Mr. Schillen stock warrants to purchase 1,200,000 sharews (post-reverse split) of the Company's common stock at $0.30 per share (post-reverse split) exercisable immediately and expiring on January 31, 2017.

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

ITEM 13. Exhibits, List and Reports in Form 8-K

(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
July 15, 2005	Items 202 and 901: Financial results for the year ended March 31, 2005
December 11, 2006	Items 101, 201 and 901: Entered into a funding agreement and subsidiary acquired Rx for Africa, Inc.
March 27, 2007	Items 801 and 901: Reverse split and change of trading symbol
May 10, 2007	Items 201 and 901: Consummated merger with RX for Africa, Inc.
May 30, 2007	Items 401 and 901: Reported change in Certifying Accountant

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

Dated: September 5, 2008

By: /s/ Mulugetta Bezzabeh, Phd
       Mulugetta Bezzabeh, Phd
       Principal Executive Officer and
       Principal Financial Officer